Form 10-Q
period 2020-09-30
MediaAlpha, Inc.
filed 2020-12-11
CIK 1818383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39671

MediaAlpha, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1854133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 South Flower Street, Suite 640

Los Angeles, California 90017

(Address of principal executive offices, including zip code)

(213) 316-6256

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	MAX	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of October 30, 2020, there were 33,169,141 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 25,536,043 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

MediaAlpha, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2020

TABLE OF CONTENTS

Note About Forward-Looking Statements		5
Explanatory Note		7

PART I. FINANCIAL INFORMATION
Item 1	Unaudited Interim Condensed Financial Statements of MediaAlpha, Inc.
	Unaudited condensed balance sheet as of September 30, 2020	9
	Unaudited condensed statement of operations for the period from inception (July 9, 2020) to September 30, 2020	10
	Unaudited condensed statement of cash flows for the period from inception (July 9, 2020) to September 30, 2020	11
	Unaudited notes to condensed financial statements	12
	Unaudited Interim Condensed Consolidated Financial Statements of QL Holdings LLC
	Unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019	16
	Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019	17
	Unaudited condensed consolidated statements of changes in redeemable Class A units and members’ deficit for the three and nine months ended September 30, 2020 and 2019	18
	Unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019	20
	Unaudited notes to condensed consolidated financial statements	21
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4	Controls and Procedures	57
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	59
Item 1A	Risk Factors	59
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 3	Defaults Upon Senior Securities	93
Item 4	Mine Safety Disclosures	93
Item 5	Other Information	93
Item 6	Exhibits	94

Exhibit Index		94
Signatures		96

Certain Definitions

As used in this Quarterly Report on Form 10-Q:

•	“Class A-1 units” refers to the Class A-1 units of QL Holdings LLC (“QLH”).
•	“Class B-1 units” refers to the Class B-1 units of QLH.
•	“Consumer Referral” means any consumer click, call or lead purchased by a buyer on our platform.
•	“Consumers” and “customers” refer interchangeably to end consumers. Examples include individuals shopping for insurance policies.
•	“Digital consumer traffic” refers to visitors to the mobile, tablet, desktop and other digital platforms of our supply partners, as well as to our proprietary websites.
•	“Direct-to-consumer” or “DTC” means the sale of insurance products or services directly to end consumers, without the use of retailers, brokers, agents or other intermediaries.
•	“Distributor” means any company or individual that is involved in the distribution of insurance, such as an insurance agent or broker.
•	“Founders” means, collectively, Steven Yi, Eugene Nonko, and Ambrose Wang.
•	“High-intent” consumer or customer means an in-market consumer that is actively browsing, researching or comparing the types of products or services that our partners sell.
•	“Insignia” means Insignia Capital Group, L.P. and its affiliates.
•	“Inventory,” when referring to our supply partners, means the volume of Consumer Referral opportunities.
•

“Legacy Profits Interest Holders” means certain current or former employees of QLH or its subsidiaries (other than the Senior Executives), who indirectly held Class B units in QLH prior to our IPO, and includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH (which holding companies may or may not include QL Management Holdings LLC).

•	“Lifetime value” or “LTV” is a type of metric that many of our business partners use to measure the estimated total worth to a business of a customer over the expected period of their relationship.
•

“Open platform” refers to one of our two business models. In open platform transactions, we have separate agreements with demand partners and suppliers. We earn fees from our demand partners and separately pay a revenue share to suppliers and a fee to Internet search companies to drive consumers to our proprietary websites.

•	“Partner” refers to a buyer or seller on our platform, also referred to as “demand partners” and “supply partners,” respectively.
o

“Demand partner” refers to a buyer on our platform. As discussed under Item 2. Management’s Discussion & Analysis – Management Overview, our demand partners are generally insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey.

o

“Supply partner” or “supplier” refers to a seller to our platform. As discussed under Item 2. Management’s Discussion & Analysis – Management Overview, our supply partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations looking to monetize high-intent consumers.

•

“Private platform” refers to one of our two business models. In private platform transactions, demand partners and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge a fee based on the Transaction Value of the Consumer Referrals sold through private platform transactions.

•

“Proprietary” means, when used in reference to our properties, the websites and other digital properties that we own and operate. Our proprietary properties are a source of Consumer Referrals on our platform.

•

“Senior Executives” means the Founders and the following officers at the Company that held Class B units in QLH prior to the IPO: Keith Cramer, Tigran Sinanyan, Lance Martinez, Brian Mikalis, Robert Perine, Jeff Sweetser, Serge Topjian, and Amy Yeh. This term also includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH (which holding companies may or may not include QL Management Holdings LLC).

•	“Selling Class B-1 Unit Holders” means Insignia, the Senior Executives, and the Legacy Profits Interests Holders.
•	“Transaction Value” means the total gross dollars transacted by our partners on our platform.
•	“Vertical” means a market dedicated to a specific set of products or services sold to end consumers. Examples include property & casualty insurance, life insurance, health insurance, and travel.
•	“Yield” means the return to our sellers on their inventory of Consumer Referrals sold on our platform.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Our ability to attract and retain insurance carriers to our platform and to make available quality Consumer Referrals at attractive volumes and prices to drive transactions on our platform;

•	Our reliance on a limited number of insurance carriers, many of which have no long-term contractual commitments with us, and any potential termination of those relationships;

•	Existing and future laws and regulations affecting the property & casualty insurance, health insurance and life insurance verticals;

•	Changes and developments in the regulation of the underlying industries in which our partners operate;

•

Competition with other technology companies engaged in digital customer acquisition, as well as buyers that attract consumers through their own customer acquisition strategies, third-party online platforms or other traditional methods of distribution;

•	Our ability to attract, integrate and retain qualified employees;

•	Reductions in DTC digital spend by our buyers;

•	Our dependence on supply partners for the generation of a majority of our Consumer Referrals;

•	Our dependence on internet search companies to direct a significant portion of visitors to our suppliers’ websites and our proprietary websites;

•	The novel strain of the coronavirus and the disease it causes (COVID-19);

•	Our existing and future indebtedness;

•	Disruption to operations as a result of future acquisitions;

•	Failure to obtain, maintain, protect and enforce our intellectual property rights, proprietary systems, technology and brand;

•	Our ability to develop new offerings and penetrate new vertical markets;

•	Our ability to manage future growth effectively;

•	Our reliance on data provided to us by our demand and supply partners and consumers;

•	Natural disasters, public health crises, political crises, economic downturns, or other unexpected events;

•	Significant estimates and assumptions in the preparation of our financial statements;

•	Potential litigation and claims, including IP disputes;

•	Our ability to collect our receivables from our partners;

•	Developments with respect to LIBOR;

•	Fluctuations in our financial results caused by seasonality;

•	The development of the DTC insurance distribution sector and evolving nature of our relatively new business model;

•	Disruptions to or failures of our technological infrastructure and platform;

•	Failure to manage and maintain relationships with third-party service providers;

•	Cybersecurity breaches or other attacks involving our systems or those of our partners or third-party service providers;

•	Our ability to protect consumer information and other data and risks of reputational harm due to an actual or perceived failure by us to protect such information and other data;

•	Risks related to being a public company;

•	Risks related to shares of our Class A common stock;

•

Risks related to our intention to take advantage of certain exemptions as a “controlled company” under the rules of the NYSE, and the fact that the interests of our controlling stockholders (White Mountains, Insignia, and the Founders) may conflict with those of other investors;

•	Risks related to our corporate structure; and

•	The other risk factors described under “Risk factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Explanatory Note

MediaAlpha, Inc. was formed on July 9, 2020 to affect a series of reorganization transactions through which it would serve as the ultimate holding company, by and through its wholly owned subsidiary Guilford Holdings, Inc. (“Intermediate Holdco”), of QL Holdings LLC and its subsidiaries, and thereafter to complete a planned initial public offering (“IPO”).  MediaAlpha, Inc. completed the series of reorganization transactions on October 27, 2020, and closed its initial public offering of 7,027,606 shares of Class A common stock at a price of $19.00 per share on October 30, 2020, including 769,104 shares sold in connection with the full exercise of the underwriter’s option to purchase additional shares, receiving $124.2 million in proceeds, net of underwriting discounts and commissions.

As of and for the three and nine months ended September 30, 2020, the periods covered by this report, MediaAlpha, Inc. had engaged solely in activities incidental to its formation.  QL Holdings LLC and its subsidiaries have been determined to represent the predecessor entity to MediaAlpha, Inc. prior to the IPO.  As such, in addition to the interim unaudited condensed financial statements of MediaAlpha, Inc. as of and for the period from inception (July 9, 2020) to September 30, 2020, the interim unaudited condensed consolidated financial statements and related notes of QL Holdings LLC and its subsidiaries as of and for the three and nine months ended September 30, 2020 and 2019 have been included within this Form 10-Q.  The information presented within Management’s Discussion & Analysis presented below is also that of QL Holdings LLC and its subsidiaries.

Part I. Financial Information

Item 1. Financial Statements

Page

Unaudited Interim Condensed Financial Statements of MediaAlpha, Inc.
Unaudited condensed balance sheet as of September 30, 2020	9
Unaudited condensed statement of operations for the period from inception (July 9, 2020) to September 30, 2020	10
Unaudited condensed statement of cash flows for the period from inception (July 9, 2020) to September 30, 2020	11
Unaudited notes to condensed financial statements	12

Unaudited Interim Condensed Consolidated Financial Statements of QL Holdings LLC

Unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019	16

Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019	17

Unaudited condensed consolidated statements of changes in redeemable Class A units and members’ deficit for the three and nine months ended September 30, 2020 and 2019	18

Unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019	20

Unaudited notes to condensed consolidated financial statements	21

MediaAlpha, Inc.

CONDENSED BALANCE SHEET

(Unaudited)

As of
September 30, 2020
Assets	$—
Liabilities and equity
Current liabilities
Accounts payable	—
Accrued liabilities	9,869
Total current liabilities	9,869
Other long-term liabilities	—
Total liabilities	9,869
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit)
Common stock, par value $0.01; 1,000 shares authorized, none issued and outstanding	—
Accumulated deficit	(9,869)
Total stockholders’ equity (deficit)	(9,869)
Total Liabilities and stockholders’ equity (deficit)	$—

MediaAlpha, Inc.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the period from inception to September 30, 2020
Revenue	$—
Cost and operating expenses
General and administrative	9,869
Total costs and operating expenses	9,869
Income from operations	(9,869)
Net loss	$(9,869)

MediaAlpha, Inc.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from inception to September 30, 2020
Cash flows from operating activities
Net loss	$(9,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:	—
Accrued expenses	9,869
Net cash provided by (used in) operating activities	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

Notes to Financial Statements (unaudited)

1. Organization

MediaAlpha, Inc. (the “Company”) was formed as a Delaware corporation on July 9, 2020.

As described in more detail in Note 6, on October 30, 2020, the Company closed an initial public offering (the “IPO”) of 7,027,606 shares of Class A common stock at a public offering price of $19.00 per share, including 769,104 shares sold in connection with the full exercise of the underwriter’s option to purchase additional shares, receiving $124.2 million in proceeds, net of underwriting discounts and commissions.

Subsequent to the IPO and related organizational transactions, the Company is a holding company and the principal asset is a controlling equity interest in QL Holdings LLC (“QLH”) by and through the Company’s wholly owned subsidiary, Intermediate Holdco. As the sole managing member of QLH, the Company operates and controls all of the business and affairs of QLH, and through QLH and subsidiaries, conducts the Company’s business. As a result, beginning in the fourth quarter of 2020, the Company will consolidate QLH’s financial results and report a non-controlling interest related to the portion of QLH not owned by the Company.

2. Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.

3. Stockholders’ Equity

The Company is authorized to issue 1,000 shares of Common Stock, par value $0.01 per share, none of which have been issued or are outstanding as of September 30, 2020. The only stockholders’ equity activity for the period from inception through September 30, 2020 is the increase in accumulated deficit due to the Company’s net loss for the period.

4. Commitments and contingencies

As of September 30, 2020, the Company has no commitments and contingencies.

5. Income taxes

The Company has no income tax expense for the period ended September 30, 2020. The Company has no foreign operations and therefore, has not provided for any foreign taxes.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets, which are comprised of net operating loss carryforwards related to the Company’s loss for the period. At September 30, 2020, management recorded a full valuation allowance against its U.S. deferred tax asset, based on its history of cumulative losses and the conclusion that further taxable profit may not be available for the utilization of deferred tax asset for federal and state income tax purposes.

As of September 30, 2020, the Company did not have a liability for unrecognized tax benefits and has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by taxing authorities in the U.S. federal and state jurisdictions. For federal and state income tax, the Company remains subject to examination for 2020.

6. Subsequent events

Reorganization Transactions

On October 27, 2020, in connection with the completion of our IPO, the Company completed a series of reorganization transactions (“Reorganization Transactions”) pursuant to a reorganization agreement by and among MediaAlpha, Inc., Intermediate Holdco, and QLH and certain other parties. The Reorganization Transactions included the following:

•

the amendment and restatement of the articles of incorporation and bylaws of MediaAlpha, Inc. (the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws) pursuant to which we amended and restated our certificate of incorporation to authorize two classes of common stock, Class A common stock and Class B common stock;

•

the amendment and restatement of QLH’s limited liability company agreement (the Fourth Amended and Restated Limited Liability Agreement of QLH) to, among other things, convert legacy Class A units of QLH held by Intermediate Holdco into voting, managing member Class A-1 units of QLH and to convert all other legacy Class A and Class B units held by Insignia, the Senior Executives and Legacy Profit Interests Holders into non-managing member, non-voting Class B-1 units of QLH;

•	the contribution by White Mountains Capital, Inc. of Intermediate Holdco to MediaAlpha, Inc. in exchange for 24,142,096 shares of Class A common stock of MediaAlpha, Inc.; and
•

the issuance of 30,308,492 shares of Class B common stock to Insignia, Senior Executives and the Legacy Profit Interests Holders and the issuance of 1,999,439 Class A shares of common stock to the Legacy Profit Interests Holders.

QL Holdings Recapitalization

As noted above, the Fourth Amended and Restated Limited Liability Agreement of QLH, among other things, recapitalized the Class A units held by Intermediate Holdco, to voting, managing member Class A-1 units of QLH and recapitalized all other legacy Class A units and Class B units into non-voting, non-managing member, Class B-1 units of QLH. After the contribution of Intermediate Holdco to MediaAlpha, Inc., the Company became the sole voting member of QLH, by and through Intermediate Holdco, and control the management of QLH.  As a result, beginning in the fourth quarter of 2020, we will consolidate both Intermediate Holdco and QLH’s financial results and report a non-controlling interest related to the portion of QLH not owned by us.

Exchange Agreement

On October 27, 2020, the Company entered into an exchange agreement with Insignia and the Senior Executives, which will each hold Class B-1 units. Pursuant to and subject to the terms of the exchange agreement and the fourth amended and restated limited liability company agreement of QLH, holders of Class B-1 units, from time to time, may exchange one Class B-1 unit, together with the corresponding share of our Class B common stock, for one share of the Company’s Class A common stock (or, at the Company’s election, cash of an equivalent value).

We have reserved for issuance 25,536,043 shares of our Class A common stock for potential exchange in the future for Class B-1 units, which is the aggregate number of Class B common stock outstanding after completion of the Reorganization Transactions and the IPO.

Tax Receivables Agreement

Concurrent with the completion of the IPO, we became a party to a tax receivables agreement with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis following our purchase (through Intermediate Holdco) of Class B-1 units of QLH from certain unitholders (including the Selling Class B-1 Unit Holders) in connection with the IPO, as well as any future exchanges described above; (ii) the pre-offering leveraged distribution and actual or deemed other distributions by QLH to its members that result in tax basis adjustments to the assets of QLH, and (iii) certain other tax benefits attributable to payments under the tax receivables agreement itself.

The tax receivables agreement also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the tax receivables agreement.

2020 Omnibus Incentive Plan

On October 27, 2020, the Company’s board of directors (the “Board”) and its stockholder approved the Company’s adoption of the MediaAlpha, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan provides for an initial reserve of an aggregate of 12,506,550 shares of Class A common stock, subject to annual increases for each year during the plan term, as described in the Omnibus Incentive Plan. The Omnibus Incentive Plan authorizes the grants of various types of equity awards, such as nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash incentive awards and other equity-based awards (including deferred share units and fully vested shares) to current or prospective directors, officers, employees and consultants of the Company and its affiliates.

Initial Public Offering

As noted above, we completed an IPO of 7,027,606 shares of Class A common stock at a public offering price of $19.00 per share, which includes 769,104 shares issued pursuant to the underwriters’ over-allotment option.  We received $124.2 million, net of underwriting discounts and commissions, which we used in part to repurchase 4,772,449 Class B-1 units from the Selling Class B-1 Unit Holders.  Immediately following the completion of the IPO, there were 33,169,141 shares of Class A common stock outstanding, representing an approximately 56.5% ownership interest in QLH.  Additionally, immediately following the completion of the IPO, there were 25,536,043 shares of Class B common stock outstanding, equivalent to all but 41,620 Class B-1 units of QLH not held by us, representing an approximately 43.5% ownership interest in QLH.

MediaAlpha, Inc. contributed (i) $84.3 million of the net proceeds to Intermediate Holdco for Intermediate Holdco to repurchase 4,772,449 Class B-1 units of QLH (which Class B-1 units will be converted into Class A-1 units of QLH) and (ii) $23.6 million of the net proceeds to Intermediate Holdco for further contribution to QLH, and in turn to QuoteLab LLC (“QL”), to repay outstanding borrowings under the 2020 Term Loan Facility. The remaining net proceeds of $16.3 million were contributed to Intermediate Holdco for further contribution to QLH and QL to pay for costs associated with the offering and to use for working capital, capital expenditures and general corporate purposes.

Equity Awards

Effective as of the closing of the IPO on October 30, 2020, the Company granted 4,856,189 restricted stock unit (“RSU”) awards of our Class A common stock at a grant-date fair value of $19.00 per share, the public offering price at the IPO, under the Omnibus Incentive Plan to certain officers of the Company and to the non-employee directors who joined the Board in connection with the IPO. Such RSU awards will vest quarterly over the first three years following the date of grant, subject to continued employment or service through each applicable vesting date (with limited exceptions in the case of a change of control (or certain qualifying terminations in connection with a change of control) or, for certain officers, death, disability, termination without cause or resignation for good reason).

On November 16, 2020, the Company granted a further 966,601 RSU awards of our Class A common stock under the Omnibus Incentive Plan to certain non-executive employees of the Company.  Such RSU awards vest quarterly over terms that range from less than one year to four years, dependent on length of service rendered by each employee at the grant date, subject to continued employment or service through the applicable vesting date.

Partial prepayment of 2020 Term Loan Facility

On December 1, 2020, QL repaid $23.6 million of the 2020 Term Loan Facility.

QL Holdings LLC and subsidiaries

Unaudited condensed consolidated balance sheets

(In thousands, except unit and per unit data)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$12,005	$10,028
Accounts receivable, net of allowance for doubtful accounts	63,084	56,012
Prepaid expenses and other current assets	1,623	1,448
Total current assets	76,712	67,488
Property and equipment, net	701	755
Intangible assets, net	16,350	18,752
Goodwill	18,402	18,402
Other assets	21,665	—
Total assets	$133,830	$105,397
Liabilities, redeemable Class A units and Members’ Deficit
Current liabilities
Accounts payable	$61,697	$40,455
Accrued expenses	12,651	6,532
Current portion of long-term debt	6,262	873
Current portion of deferred rent	71	52
Total current liabilities	80,681	47,912
Long-term debt, net of current portion	199,146	96,665
Deferred rent, net of current portion	331	319
Other long-term liabilities	276	—
Total liabilities	280,434	144,896
Commitments and contingencies (Note 9)
Redeemable Class A units, 284,211 at redemption value of approximately $637.08 and $260.71 per unit as of September 30, 2020 and December 31, 2019, respectively	181,066	74,097
Members’ (deficit) equity
Class A units, 1,136,842 units authorized; 852,631 units issued and outstanding (excluding 284,211 units subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	73,003	73,003
Class B units, 177,300 units authorized; 177,300 and 163,800 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	9,097	6,544
Accumulated deficit	(409,770)	(193,143)
Total members’ deficit	(327,670)	(113,596)
Total liabilities, redeemable Class A units and members’ deficit	$133,830	$105,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QL Holdings LLC and subsidiaries

Unaudited condensed consolidated statements of operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$151,548	$110,397	$394,609	$281,857
Cost and operating expenses
Cost of revenue	130,830	92,707	335,692	237,130
Sales and marketing	2,916	3,227	8,866	10,586
Product development	1,766	1,609	5,482	5,174
General and administrative	7,595	3,171	13,897	16,265
Total cost and operating expenses	143,107	100,714	363,937	269,155
Income from operations	8,441	9,683	30,672	12,702
Other expense	1,998	—	1,998	—
Interest expense	1,594	1,920	4,844	5,259
Total other expense	3,592	1,920	6,842	5,259
Provision for income taxes	20	—	20	—
Net income	$4,829	$7,763	$23,810	$7,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QL Holdings LLC and subsidiaries

Unaudited condensed consolidated statements of changes in redeemable Class A units and members’ deficit

(In thousands, except unit data)

	Redeemable Class A		Class A common		Class B common		Accumulated	Total members’
	Units	Amount	Units	Amount	Units	Amount	deficit	deficit
Balance at June 30, 2019	284,211	$62,806	852,631	$73,003	155,930	$5,511	$(187,577)	$(109,063)
Class A issuances	—	—	—	—	—	—	—	—
Class A repurchase			—	—	—	—	—	—
Remeasurement of redeemable Class A units	—	5,616	—	—		—	(5,616)	(5,616)
Class B issuances	—	—	—	—	1,750	—	—	—
Class B repurchased	—	—	—	—	(4,880)	—	(1,105)	(1,105)
Class B forfeited or cancelled	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	520	—	520
Member distributions	—	—	—	—	—	—	(4,604)	(4,604)
Net income	—	—	—	—	—	—	7,763	7,763
Balance at September 30, 2019	284,211	$68,422	852,631	$73,003	152,800	$6,031	$(191,139)	$(112,105)

	Redeemable Class A		Class A common		Class B common		Accumulated	Total members’
	Units	Amount	Units	Amount	Units	Amount	deficit	deficit
Balance at December 31, 2018	—	$—	1,136,842	$73,003	98,090	$2,950	$(35,473)	$40,480
Class A issuances	284,211	62,806	—	—	—	—	—	—
Class A repurchase			(284,211)	—	—	—	(62,806)	(62,806)
Remeasurement of redeemable Class A units	—	5,616	—	—		—	(5,616)	(5,616)
Class B issuances	—	—	—	—	89,738	—	—	—
Class B repurchased	—	—	—	—	(31,799)	—	(5,753)	(5,753)
Class B forfeited or cancelled	—	—	—	—	(3,229)	—	—	—
Equity-based compensation	—	—	—	—	—	3,081	—	3,081
Member distributions	—	—	—	—	—	—	(88,934)	(88,934)
Net income	—	—	—	—	—	—	7,443	7,443
Balance at September 30, 2019	284,211	$68,422	852,631	$73,003	152,800	$6,031	$(191,139)	$(112,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QL Holdings LLC and subsidiaries

Unaudited condensed consolidated statements of changes in redeemable Class A units and members’ deficit

(In thousands, except unit data)

	Redeemable Class A		Class A common		Class B common		Accumulated	Total members’
	Units	Amount	Units	Amount	Units	Amount	deficit	deficit
Balance at June 30, 2020	284,211	$181,066	852,631	$73,003	161,300	$8,491	$(293,902)	$(212,408)
Remeasurement of redeemable Class A units	—	—	—	—	—	—	—	—
Class B issuances	—	—	—	—	16,000	—	—	—
Class B repurchased	—	—	—	—	—	—	—	—
Class B forfeited or cancelled	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	606	—	606
Member distributions	—	—	—	—	—	—	(120,697)	(120,697)
Net income	—	—	—	—	—	—	4,829	4,829
Balance at September 30, 2020	284,211	$181,066	852,631	$73,003	177,300	$9,097	$(409,770)	$(327,670)

	Redeemable Class A		Class A common		Class B common		Accumulated	Total members’
	Units	Amount	Units	Amount	Units	Amount	deficit	deficit
Balance at December 31, 2019	284,211	$74,097	852,631	$73,003	163,800	$6,544	$(193,143)	$(113,596)
Remeasurement of redeemable Class A units	—	106,969	—	—	—	—	(106,969)	(106,969)
Class B issuances	—	—	—	—	25,500	—	—	—
Class B repurchased	—	—	—	—	(8,568)	—	(2,244)	(2,244)
Class B forfeited or cancelled	—	—	—	—	(3,432)	—	—	—
Equity-based compensation	—	—	—	—	—	2,553	—	2,553
Member distributions	—	—	—	—	—	—	(131,224)	(131,224)
Net income	—	—	—	—	—	—	23,810	23,810
Balance at September 30, 2020	284,211	$181,066	852,631	$73,003	177,300	$9,097	$(409,770)	$(327,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QL Holdings LLC and subsidiaries

Unaudited condensed consolidated statements of cash flows

(In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$23,810	$7,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash equity-based compensation expense	1,762	1,795
Depreciation expense on property and equipment	210	208
Amortization of intangible assets	2,402	4,158
Amortization of deferred debt issuance costs	334	551
Loss on extinguishment of debt	1,998	—
Bad debt expense	356	263
Changes in operating assets and liabilities:
Accounts receivable	(7,428)	(16,799)
Prepaid expenses and other current assets	(147)	47
Other assets	(11,665)	—
Accounts payable	21,242	14,038
Accrued expenses	6,395	(341)
Deferred rent	31	(70)
Net cash provided by operating activities	39,300	11,293
Cash flows from investing activities
Purchases of property and equipment	(156)	(109)
Purchase of cost method investment	(10,000)	—
Net cash used in investing activities	(10,156)	(109)
Cash flows from financing activities
Proceeds from revolving line of credit	7,500	—
Repayments on revolving line of credit	(7,500)	—
Proceeds from issuance of long-term debt	210,000	100,000
Repayments on long-term debt	(100,023)	(14,823)
Payments of debt issuance costs	(4,467)	(2,303)
Cash paid to repurchase Class B units up to fair value	(1,453)	(4,467)
Cash paid for repurchases of Class A units	—	(62,806)
Member contributions	—	62,806
Member distributions	(131,224)	(88,934)
Net cash used in financing activities	(27,167)	(10,527)
Net increase in cash and cash equivalents	1,977	657
Cash and cash equivalents, beginning of period	10,028	5,662
Cash and cash equivalents, end of period	$12,005	$6,319
Supplemental disclosures of cash flow information
Cash paid for interest	$4,503	$4,750
Cash paid for repurchase of Class B units in excess of fair value	$791	$1,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QL Holdings LLC and subsidiaries

Unaudited notes to condensed consolidated financial statements

1. Organization

Formation and acquisition

QL Holdings LLC (“QLH” or the “Company”), a Delaware limited liability company, was formed on March 7, 2014, for the sole purpose of reorganizing the ownership structure of Quote Lab, Inc. (“QL”) and MediaAlpha Ventures, LLC (“MAV”) in order to effectuate the purchase of 60% of the membership interests of QLH by White Mountains Capital, Inc. (“WMC”), pursuant to the membership interest purchase agreement effective March 14, 2014 (the “Acquisition” or “Closing”). Concurrent to the Closing, QL Inc. was restructured into QuoteLab, LLC (“QL”), a Delaware limited liability company, and the historical owners (collectively, the “Sellers”) transferred all ownership of QL and MAV to QLH.

The Acquisition was accounted for under the acquisition method of accounting in accordance with Financial Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), under which the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the Acquisition. In accordance with ASC 805, QLH and its wholly owned subsidiaries QL and MAV (collectively, the “Company”) elected the option to apply pushdown accounting, and accordingly recorded goodwill to the extent the purchase price exceeded the fair value of assets acquired, net of liabilities assumed, on the account records of QLH. The Company prepared the valuations for all identifiable intangible assets acquired internally.

On September 26, 2016, MAV was dissolved to effectuate a merger with QL.

Insignia Capital Group

In connection with a recapitalization transaction (“Insignia Recapitalization”), on February 26, 2019, Insignia Capital Group (“ICG”) acquired 284,211 Class A units from the Company for $62.8 million, and the Company immediately repurchased 25% of the Class A units from WMC and the founders, and 25% of outstanding Class B units from Class B unitholders, for an aggregate of $62.8 million. As part of that transaction, QL entered into a new secured credit facility with Monroe Capital Management Advisors, LLC (“Monroe Capital”) on February 26, 2019. See Note 8 for more information.

WMC remains a significant equity holder in QLH with a 42% ownership interest on a fully-diluted basis as of September 30, 2020. ICG is a significant minority equity holder in QLH with a 22% ownership interest on a fully-diluted basis, as of September 30, 2020. MediaAlpha’s founders continue to lead the business, and each remains a significant equity holder, as of September 30, 2020.

The Company incurred total transaction expenses of $8.8 million related to the sale of Class A units to ICG. The transaction expenses consisted of $7.2 million of legal, investment banking, and other consulting fees and $1.6 million in transaction bonuses which were recorded in general and administrative expenses in the consolidated statements of operations. The Company recorded $2.3 million in fees related to the closing of the new secured credit facility with Monroe Capital as a reduction of long-term debt in the consolidated balance sheets.

MediaAlpha, Inc.

MediaAlpha, Inc. was incorporated as a Delaware corporation on July 9, 2020. MediaAlpha, Inc. was formed to serve as a holding company for QLH and QLH’s principal operating subsidiary, QL, by and through MediaAlpha, Inc.’s wholly owned subsidiary, Guilford Holdings, Inc. (“Intermediate Holdco”), following the occurrence of a series of reorganization transactions in connection with MediaAlpha, Inc.’s initial public offering (“IPO”). On October 30, 2020, MediaAlpha, Inc. closed its IPO, receiving $124.2 million in proceeds, net of underwriting discounts and commissions. Subsequent to the IPO, MediaAlpha, Inc. operates and controls all of QLH’s business and affairs, and through QLH and its subsidiaries, conducts its business.

Nature of business

The Company does business as MediaAlpha. MediaAlpha specializes in end customer acquisition for insurance carriers, distributors and other clients in various verticals, including property & casualty insurance, health insurance and life insurance. The corporate headquarters is located in Los Angeles, California, with additional offices throughout the United States.

Impact of COVID-19

The COVID-19 pandemic is currently impacting the United States and many countries around the world. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain and the Company is unable to estimate the full impact at this time. However, the Company’s travel vertical has experienced a decline in revenue and the Company expects this trend to continue indefinitely. Although the Company does not believe the situation will materially impact the Company’s liquidity or capital position, the Company does not expect revenue from the travel vertical to recover in the foreseeable future.

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. The extent to which the COVID-19 pandemic will further impact the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

2. Summary of significant accounting policies

Other than the policies disclosed below, there have been no significant changes in accounting policies during the nine months ended September 30, 2020 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2019 and the related notes. Accordingly, these interim financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principal generally accepted in the United States of America (“GAAP”).  Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s final prospectus dated October 30, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 29, 2020.

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The condensed consolidated financial statements include the accounts of QLH and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

QLH was formed for the sole purpose of reorganizing the ownership structure of QL in order to complete the purchase of a majority of QLH membership interests by WMC, with an effective date of March 14, 2014. This acquisition was accounted for by WMC under the acquisition method of accounting in accordance with FASB ASC 805, under which the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. In accordance with ASC 805, QLH and its wholly owned subsidiary QL elected the option to apply pushdown accounting, and accordingly, recorded goodwill to the extent the purchase price exceeded the fair value of assets acquired, net of liabilities assumed, on the accounting records of QL, with a corresponding entry to Members’ Equity in the Company.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2020, and its results of operations and cash flows for the three and nine months ended

September 30, 2020 and 2019. The condensed balance sheet at December 31, 2019, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, valuation of goodwill and long-lived assets for impairment and inputs into the valuation of our equity-based compensation awards. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the consolidated financial statements. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenue, expenses, reserves and allowances, asset recoverability, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on our customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Accounts receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Accounts receivables are stated at amounts due from customers. The Company reviews accounts receivable on a periodic basis and determines an allowance for doubtful accounts by considering a number of factors including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off outstanding accounts receivable against the allowance when the Company has exhausted all collection efforts and the potential recovery is considered remote. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company reported an allowance for doubtful accounts of $0.6  million as of September 30, 2020 and $0.3 million as of December 31, 2019, respectively.

Concentrations of credit risk and of significant customers and suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts, and believes it is not exposed to unusual credit risk beyond the normal credit risk in this area based on the financial strength of institutions with which the Company maintains its deposits.

The Company’s accounts receivable, which are unsecured, may expose the Company to credit risk due to collectability. The Company controls credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivables, and recording allowances for doubtful accounts when these receivables become uncollectible.

Customer concentrations consisted of one customer that accounted for approximately $46.0 million and $102.4 million, or 30% and 26%, of revenue for the three and nine months ended September 30, 2020, respectively, and $23.7 million and $61.3 million, or 21% and 22%, of revenue for the three and nine months ended September 30, 2019, respectively; the same customer accounted for approximately $16.0 million, or 25%, of the Company’s accounts receivable as of September 30, 2020 compared to $4.7 million, or 8%, as of December 31, 2019.

The Company’s accounts payable can expose the Company to business risks such as supplier concentrations. For the three and nine months ended September 30, 2020 and 2019, supplier concentrations consisted of two suppliers that accounted for approximately $33.8 million and $70.5 million, or 25% and 20%, and $20.0 million and $57.7 million, or 22% and 23%, of total purchases, respectively; the same suppliers accounted for approximately $14.2 million, or 23%, of the Company’s total accounts payable as of September 30, 2020 compared to $14.7 million, or 36%, as of December 31, 2019.

Deferred initial public offering costs

Deferred offering costs, which consist of direct incremental legal and accounting fees relating to the Company becoming a publicly traded company, are capitalized and will be offset against the proceeds upon the completion of the IPO in October 2020. As of September 30, 2020 and December 31, 2019, $7.2 million and no offering costs were deferred and included in non-current assets on the consolidated balance sheets, respectively.

Income Taxes

The Company is a pass-through entity for federal and state income tax purposes and is not subject to income tax as the LLC member is responsible for the tax consequences of its proportionate share of the pass-through income or loss. As such, the Company’s tax provision consists solely of the activities of its wholly-owned Taiwanese subsidiary, Skytiger Studio Ltd., which is a taxpaying entity in Taiwan. Accordingly, the Company provides current and deferred income taxes for this entity.

The Company’s taxable subsidiary accounts for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (“NOL”) and tax credit carryforwards. Deferred tax assets and liabilities are classified as noncurrent on the consolidated balance sheet. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company uses a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than a 50% likelihood of being realized upon ultimate settlement with a taxing authority. Interest and penalties related to unrecognized tax benefits are recognized in benefit from income taxes in the accompanying consolidated statements of operations and comprehensive loss. No such interest and penalties were recognized for any period presented.

Segment information

The Company operates in the United States and in a single operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Recently issued not yet adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance, recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Under the new guidance, a sale-leaseback transaction must meet the recognition criteria under ASC 606 in order to be accounted for as sale. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11 which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 that deferred the effective date for non-public entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently in the process of evaluating the potential impact of this new accounting guidance, which is effective for the Company for annual periods beginning after December 15, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In February 2020, the FASB issued ASU 2020-02, Financial Instruments–Credit Losses (Topic 326) and Leases (Topic 842)–Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update), which amends the language in Subtopic 326-20 and addresses questions primarily regarding documentation and company policies. The guidance in ASU 2016-13 and ASU 2020-02 related to credit losses is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. We are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

3. Disaggregation of revenue

The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue
Open platform transactions	$148,240	$108,146	$386,224	$275,991
Private platform transactions	3,308	2,251	8,385	5,866
Total	$151,548	$110,397	$394,609	$281,857

The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue
Property & casualty insurance	$114,132	$65,905	$274,822	$157,071
Health insurance	27,343	22,860	81,420	59,375
Life insurance	7,392	8,381	24,265	25,515
Other	2,681	13,251	14,102	39,896
Total	$151,548	$110,397	$394,609	$281,857

4. Property and equipment

Property and equipment consisted of the following as of:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Leasehold improvements	$840	$783
Furniture and fixtures	304	302
Computers	312	215
Property and equipment, gross	1,456	1,300
Less: Accumulated depreciation	(755)	(545)
Property and equipment, net	$701	$755

Depreciation expense related to property and equipment amounted to $0.1 million and $0.2 million, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020 and 2019, respectively.

5. Goodwill and intangible assets

Goodwill and intangible assets consisted of:

	As of
	September 30, 2020				December 31, 2019
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology and intellectual property	60	$—	$—	$—	$32,027	$(32,027)	$—
Customer relationships	120	25,040	(9,285)	15,755	25,040	(7,094)	17,946
Costs to acquire third party publishers	24	—	—	—	1,363	(1,363)	—
Non-compete agreements	60	303	(197)	106	303	(155)	148
Domain names	60	1,224	(735)	489	1,224	(566)	658
Total Intangible Assets		26,567	(10,217)	16,350	59,957	(41,205)	18,752
Goodwill	Indefinite	18,402	—	18,402	18,402	—	18,402

Amortization expense related to intangible assets amounted to $0.8 million and $2.4 million, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2020 and, 2019, respectively. Goodwill is not amortized and is tested for impairment at least annually in the fourth quarter or when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value.  We have no accumulated impairment of goodwill.

The following table presents the change in goodwill and intangible assets:

	As of
	September 30, 2020		December 31, 2019
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$18,402	$18,752	$18,402	$23,985
Additions to goodwill and intangible assets	—	—	—	148
Amortization	—	(2,402)	—	(5,381)
Ending balance	$18,402	$16,350	$18,402	$18,752

As of September 30, 2020, future amortization expense on identifiable intangible assets with estimable useful lives over the next five years is as follows:

(in thousands)	Amortization expense
2020–Remaining Period	$799
2021	2,984
2022	2,730
2023	2,389
2024	2,211
Thereafter	5,237
$16,350

6. Other assets

During the nine months ended September 30, 2020, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories beginning October 1, 2020. The agreement included a one-time upfront cash payment of $5.0 million.

In connection with this partnership agreement, the Company also entered into a common stock subscription agreement to acquire 10,000,000 shares of the partner company’s common stock and paid $10.0 million in cash. The acquired shares represent 7% of this partner company’s total outstanding shares of common stock. This investment will be evaluated for impairment when indicators of impairment exist. For the three and nine months ended September 30, 2020, no impairment losses were recorded and no price changes were observed.

7. Accrued expenses

Accrued expenses consisted of:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Accrued deferrable IPO costs and IPO expenses	$8,140	$—
Accrued payroll and related expenses	3,397	4,954
Accrued operating expenses	687	754
Other accrued expenses	427	824
Total accrued expenses	$12,651	$6,532

8. Long-term debt

2019 Revolver and Term Loan

QL, as the borrower, and QLH, as the guarantor, entered into a new secured credit facility on February 26, 2019 with Monroe Capital. The  credit facility was comprised of (a) a term loan in an initial principal amount of $100.0 million (“2019 Term Loan Facility”) and (b) a revolving line of credit of up to $5.0 million (“2019 Revolving Credit Facility” and, collectively with the 2019 Term Loan Facility, the “2019 Credit Facilities”). Proceeds from the $100.0 million 2019 Term Loan Facility were used to (i) repay the 2017 Term Loan Facility in full, (ii) pay a cash dividend to QLH Class A Unit Holders and certain QLH Class B Unit Holders, (iii) pay transaction expenses, and (iv) fund the redemption of certain QLH Class A and Class B Unit Holders for cash.

On June 12, 2019, QL, as the borrower, and QLH as the guarantor, executed an amendment to the 2019 Credit Facilities to bring City National Bank on as a lender. Monroe Capital assigned $25.0 million of the 2019 Term Loan Facility and the entire $5.0 million of the 2019 Revolving Credit Facility to City National Bank. In connection with the assignment of the debt, the applicable margin on borrowings was reduced from LIBOR plus 5.50% to LIBOR plus 4.85% and the Company incurred $0.2 million of debt issuance costs. This amendment was accounted for as a modification to the 2019 Credit Facilities.

As of December 31, 2019, the Company had no outstanding amount drawn on the 2019 Revolving Credit Facility and $97.5 million outstanding, net of deferred debt issuance costs of $1.7 million, on the 2019 Term Loan Facility, of which $0.9 million was classified within current portion of long-term debt and $96.7 million was classified within long-term debt, net of current portion.

2020 Revolver and Term Loan

On September 23, 2020, the Company entered into a new senior secured credit facility (“2020 Credit Facilities”) with a syndicate of banks and financial institutions, comprising of (a) $210.0 million term loan (“2020 Term Loan Facility”), which was fully drawn at close and (b) a revolving line of credit of $5.0 million (“2020 Revolving Credit Facility”), which was undrawn at close. Proceeds from the $210.0 million term loan were used to (i) repay the 2019 Term Loan Facilities in full, (ii) pay a $105.8 million cash distribution to QLH Class A Unit Holders and certain QLH Class B Unit Holders, and (iii) pay related transaction expenses.

The 2020 Credit Facilities are collateralized by substantially all of the Company’s assets and contain certain financial and non-financial covenants. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the 2020 Credit Facilities). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens.

The 2020 Credit Facilities have a maturity date of September 22, 2023, subject to an extension of the termination date, at which time all outstanding borrowings and accrued interest are due. Under the 2020 Term Loan Facility, principal repayments of $2.625 million are made quarterly, due on the first business day following the last day of each March, June, September and December, beginning with December 31, 2020. Additionally, the 2020 Term Loan Facility requires a mandatory debt repayment based on an excess cash flow calculation performed annually. The percentage of excess cash flow to be repaid declines based on the Consolidated Total Net Leverage Ratio.

As of September 30, 2020, the Company had no outstanding amount drawn on the 2020 Revolving Credit Facility and $205.4 million outstanding on the 2020 Term Loan Facility, net of new deferred debt issuance costs of $4.3 million and $0.3 million of unamortized deferred financing costs on the portion of the 2019 Credit Facilities accounted for as a partial modification, of which $1.6 million was classified within current portion of long-term debt and $3.0 million was classified within long-term debt, net of current portion. Additionally, during the three and nine months ended September 30, 2020, the Company recognized a loss on extinguishment of the 2019 Credit Facilities of $2.0 million, which has been recorded within other expense.

The 2020 Credit Facilities bear interest at a rate equal to LIBOR plus an applicable margin on borrowings. The expected future principal payments for all borrowings as of September 30, 2020 is as follows (in thousands):

Contractual maturity
Nine Months Ended September 30,
2020–Remaining Period	$2,625
2021	10,500
2022	10,500
2023	186,375
Debt and issuance costs	210,000
Unamortized debt issuance costs	(4,592)
Total long-term debt	205,408

The Company incurred interest expense of $1.6 million and $4.8 million, and $1.9 million and $5.3 million during the three and nine months ended September 30, 2020 and 2019, respectively. Included in interest expense is $0.1 million and $0.3 million, and $0.1 million and $0.6 million of amortization of debt issuance costs during the three months and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unamortized deferred debt issuance costs amounted to $4.6 million and $1.8 million as of September 30, 2019. Accrued interest was less than $0.1 million as of September 30, 2020 and 2019, respectively.

9. Commitments and contingencies

Operating leases

The Company is obligated under certain non-cancellable operating leases for its facilities, which expire on various dates through 2027. Certain facility leases contain predetermined fixed escalation of minimum rents.

The Company recognizes rent expense on a straight-line basis for these leases and records the difference between recognized rental expense and the amounts payable under the lease agreement as deferred rent. The deferred rent liability was $0.4 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively. Total rental expense amounted to $0.1 million and $0.5 million, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020 and 2019, respectively, and is recorded in operating expenses in the condensed consolidated statements of operations.

Future minimum lease payments under the non-cancellable leases are as follows:

(in thousands)	Rent payments
Nine Months Ended September 30,
2020–Remaining Period	$132
2021	539
2022	555
2023	572
2024	598
Thereafter	1,173
Total	$3,569

Litigation

The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. As of September 30, 2020 and December 31, 2019, the Company does not have any contingency reserves established for any litigation liabilities.

10. Redeemable Class A units and members’ deficit

Authorized, issued, and outstanding units

As of September 30, 2020, there are 1,136,842 Class A units authorized and 852,631 units issued and outstanding (excluding 284,211 units subject to possible redemption) and 177,300 Class B units authorized with 177,300 units issued and outstanding, of which 82,161 are vested.

Redeemable Class A units

QLH’s Class A units that are held by ICG feature a redemption right that are considered to be outside of the Company’s control. The key terms and conditions of this redemption right are as follows.

The redemption right may be exercised on three dates which are on the fifth, seventh, and ninth anniversary of the Insignia Recapitalization of February 26, 2019 and must be settled by the Company no later than one year from the exercise date. The redemption may only be exercised on all of ICG’s Class A units at once. At settlement, the Company must pay an amount of cash equal to the Class A redemption value (as defined in the third amended and restated limited liability company agreement). The Company may, instead of settling the redemption right as noted above on or prior to the settlement date, engage a nationally recognized investment banking firm to conduct a marketing process with respect to a sale of the Company, on or prior to the settlement date. In the event that the Company enters into a binding definitive agreement with respect to a sale of the Company, ICG will be entitled to receive an amount in full exchange for all of the Class A units equal to the aggregate amount of the Class A redemption value (as defined in the third amended and restated limited liability company agreement) on the date the sale is consummated, based on the Class A redemption value (as defined in the third amended and restated limited liability company agreement) for the Company and its subsidiaries, taken as a whole based on the transaction value ascribed to the Company and its subsidiaries.

If the Company enters into a binding definitive agreement to consummate a Liquidation Event (as defined in the third amended and restated limited liability company agreement–including, for example a qualified offering of the Company’s stock) that would not otherwise result in the sale, lease, transfer, or other disposition of all or substantially all of the Company’s assets or the sale, transfer or other disposition of all of ICG’s Class A units, ICG will have the right, to elect to sell, transfer or otherwise dispose of all of the Class A units held by ICG in the Liquidation Event by electing to participate in the Liquidation Event within 10 business days of receiving notice by the Company of the Liquidation Event. Upon the consummation of the Liquidation Event, ICG will be entitled to receive an amount in respect of its entire Class A units based on the transaction value ascribed to the Company and its subsidiaries in such Liquidation Event. In the event that ICG elects to participate in the Liquidation Event, and the Liquidation Event does not otherwise result in the sale, transfer, or other disposition of all of ICG’s Class A units, the redemption right on any remaining Class A units continuing to be held by ICG will be cancelled for no further consideration.

If the redemption right is not exercised, the redemption right will terminate upon and following the first to occur of; the ninth anniversary of the ICG investment date, the consummation of a Qualified Public Offering (as defined in the third amended and restated limited liability company agreement), and the date on which the Company enters into a binding definitive agreement for a Liquidation Event.

The Company accounts for its Class A units subject to possible redemption in accordance with the guidance in FASB ASC 480. Conditionally redeemable Class A units (including Class A units that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within QLH’s control) are classified as temporary equity. As of September 30, 2020 and December 31, 2019, 284,211 units of the 1,136,842 outstanding Class A units were classified outside of permanent equity. If the Class A units are probable of becoming redeemable, QLH recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. In doing so, QLH views the end of the reporting period as if it were the redemption date. Increases or decreases in the carrying amount of redeemable Class A units are effected by charges against or credits to accumulated deficit with credits being recognized only to the extent of previous charges. As of December 31, 2019, the Company has assessed redemption of the Class A units as probable. As of September 30, 2020, the Company has assessed redemption of the Class A units as not probable, given the expected series of reorganization transactions and termination of the redemption right in connection with the IPO in October 2020, and the varying value of the security has been adjusted to its fair value through the date at which the redemption was determined to no longer be probable.

Member distributions

Member distributions generally represent reimbursement of the tax liability passed through to members of QLH as a result of the taxable income generated by QLH or other cash payments distributed to members.

Class A units

Class A units are entitled to: one vote for each Class A unit; distributions from QLH’s operations and dispositions of QLH’s assets, at such times and in such amounts as approved by the board of directors (“BOD”), in the proportion of units held to the total units issued and outstanding; and liquidating distributions, as approved by the BOD, in the proportion of units held to the total units issued and outstanding.

Class B units

Class B units are non-voting and will participate in the same distributions from QLH’s operations and dispositions of QLH’s assets and liquidating distributions as the Class A units, provided that cumulative distributions up to the applicable Participation Threshold (as defined in the third amended and restated LLC agreement) have already been paid to the other holders of QLH’s units (the “performance condition”). Class B units are reserved for issuance to directors, employees, managers, independent contractors, and advisors of QLH and its subsidiaries, upon approval of the BOD. Upon the occurrence of a Termination Event (as defined in the third amended and restated LLC agreement) at QLH’s discretion, the vested Class B units are repurchased at fair value and the unvested Class B units are forfeited.

11. Equity-based compensation

QLH Class B Restricted Unit Plan

QLH’s Class B Restricted Unit Plan (the “Plan”) authorizes QLH to issue Class B units to directors, employees, managers, independent contractors, and advisors of QLH and its subsidiaries upon approval of the BOD.

Class B units granted to employees are generally subject to a four-year vesting period, whereby the incentive awards become 25% vested on the first anniversary from the beginning of the requisite service period and then vest ratably on a monthly basis thereafter through the end of the vesting period.

As of September 30, 2020, the total number of Class B units that may be issued under the Plan was 177,300, of which no units remained available for future grant as of September 30, 2020.

The option pricing model assumptions for determining the fair value of the Class B units in the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,
	2020	2019
Expected term (in years)	0.5 - 2 years	3 years
Expected volatility	70% - 88%	70%
Expected dividend yield	—	—
Risk-free interest rate	0.11% - 1.41%	2.19%
Discount for lack of marketability	25%	30%

Equity compensation awards activity

The following is a summary of the Class B units’ activity for the nine months ended September 30, 2020:

	Number of units	Weighted- average grant date fair value/unit	Aggregate intrinsic value (in thousands)
Class B units
Outstanding as of December 31, 2019	163,800	$61.62	$28,622
Granted	25,500	105.85
Repurchased	(8,568)	51.03
Forfeited or canceled	(3,432)	74.22
Outstanding as of September 30, 2020	177,300	$68.25	$70,953

As of September 30, 2020, the Company had 82,161 vested units and 95,139 unvested units of Class B units with weighted average grant date fair value per unit of $55.96 and $87.79, respectively. The aggregate intrinsic value of the unvested shares of Class B units as of September 30, 2020 was $38.1 million. As of September 30, 2019, the Company had 49,242 vested units and 103,558 unvested units of Class B units with weighted average grant date fair value per unit of $42.93 and $70.43, respectively.

During the nine months ended September 30, 2020, 39,617 units were vested with aggregate intrinsic value of $10.1 million. During the three and nine months ended September 30, 2020 and 2019, the Company recognized $0.0 million and $0.8 million, and $0.0 million and $1.3 million, respectively, of equity-based compensation expense for the amount by which the amount paid to redeem the units exceeded the fair value at the date of redemption. These amounts are included within operating cash flow. Redemptions include redemptions arising in connection with the Insignia Recapitalization as well as optional unit repurchases by the Company following an employee’s termination of employment. Cash used to settle the redemptions was $0.0 million and $2.2 million, and $1.1 million and $5.8 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Equity-based compensation expense

The Company recorded equity-based compensation expense in the following expense categories in its condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$18	$19	$58	$158
Sales and marketing	158	116	313	1,272
Product development	94	79	723	455
General and administrative	336	306	1,459	1,196
Total equity-based compensation	$606	$520	$2,553	$3,081

As of September 30, 2020 and 2019, unrecognized compensation cost related to the Class B units was $8.2 million and $6.4 million, respectively, and will be recognized over a weighted-average period of 3.1 years as of September 30, 2020 and 3.3 years as of September 30, 2019.

12. Subsequent events

Termination of supply partner relationship

On October 19, 2020, the Company terminated a relationship with a supply partner.  For the three and nine months ended September 30, 2020, this partner represented 3.5% and 3.3% of revenue, respectively.

Reorganization and IPO

On October 27, 2020, the Company entered into a reorganization agreement with MediaAlpha, Inc., White Mountains, Intermediate Holdco, Insignia, founders and certain officers (the “Senior Executives”), and certain current or former employees of QLH and its subsidiaries (the “Legacy Profits Interest Holders”) that sets forth a series of reorganization transactions to be consummated in connection with the IPO, as described in Note 6 to MediaAlpha, Inc.’s financial statements. Among these reorganization transactions, the Company entered into a fourth amended and restated liability limited company agreement and established two classes of outstanding equity: Class A-1 units, which may only be issued to Intermediate Holdco, as sole managing member, and Class B-1 units. Intermediate Holdco holds 100% of the Class A-1 units and the previous equity interests held by the Legacy Profits Interest Holders, the Senior Executives, and Insignia, including the redeemable Class A units, are converted into Class B-1 units in QLH held by the same parties. The Class A-1 units and Class B-1 units entitle their holders to equivalent economic rights, meaning an equal share in the profits and losses of, and distributions from, QLH. Holders of Class B-1 units have no voting rights as it pertains to QLH, except for the right to approve certain amendments to the fourth amended and restated limited liability company agreement.

On October 30, 2020, MediaAlpha, Inc. closed its IPO of its shares of Class A common stock and received $124.2 million in proceeds, net of underwriting discounts and commissions of $9.3 million. MediaAlpha, Inc. contributed (i) $84.3 million of the net proceeds to Intermediate Holdco for Intermediate Holdco to repurchase 4,772,449 Class B-1 units of QLH (which Class B-1 units will be converted into Class A-1 units of QLH) and (ii) $23.6 million of the net proceeds to Intermediate Holdco for further contribution to QLH and QL, to repay outstanding borrowings under the 2020 Term Loan Facility. The remaining net proceeds of $16.3 million were contributed to Intermediate Holdco for further contribution to QLH and QL to pay for costs associated with the offering and to use for working capital, capital expenditures and general corporate purposes. Of the repurchased Class B-1 units, the Company determined that modification accounting under ASC 718 will be applied to certain partially vested and unvested awards and will recognize an acceleration of equity-based compensation expense of $2.8 million upon the IPO.

Debt prepayment

On December 1, 2020, the Company prepaid $23.6 million of the 2020 Term Loan Facility.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the discussion in the “Business” section of our prospectus dated October 27, 2020, filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 29, 2020. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the Reorganization Transactions or to the completion of our IPO.

This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Management overview

Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty insurance, health insurance, and life insurance, supporting over $1 billion in Transaction Value across our platform over the last two years.

We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination looking to monetize the high-intent insurance shoppers on their websites. On a monthly basis, an average of 27.6 million consumers shop for insurance products through the websites of our diversified group of supply partners and our proprietary websites, driving an average of over 6.3 million Consumer Referrals on our platform for the twelve-month period ended September 30, 2020.

We generate revenue by earning a fee for each Consumer Referral sold on our platform. A transaction becomes payable only on a qualifying consumer action, such as a click, call or lead, and is not contingent on the sale of a product to the consumer.

We believe in the disruptive power of transparency. Traditionally, insurance customer acquisition platforms operated in a black box. We recognized that a consumer may be valued differently by one insurer versus another; therefore, insurers should be able to determine pricing granularly based on the value that a particular customer segment is expected to bring to their business. As a result, we developed a technology platform that powers an ecosystem where buyers and sellers can transact with full transparency, control, and confidence, aligning the interests of the parties participating on our platform.

We believe our technology is a key differentiator and a powerful driver of our performance. We maintain deep, custom integrations with partners representing the majority of our Transaction Value to enable automated, data-driven processes that optimize our partners’ customer acquisition spend and revenue. Through our platform, our insurance carrier partners can target and price across over 35 separate consumer attributes to manage customized acquisition strategies.

For the three and nine months ended September 30, 2020, we earned $151.5 million and $394.6 million of revenue representing a 37.3% and 40.0% increase over the $110.4 million and $281.9 million of revenue we earned for the three and nine months ended September 30, 2019.

For the three and nine months ended September 30, 2020, we earned $4.8 million and $23.8 million in net income, compared to $7.8 million and $7.4 million in the same periods in 2019, a decrease of 37.8% and an increase 219.9% that was driven primarily by increased professional fee expenses incurred to prepare the company for the IPO.

For the three and nine months ended September 30, 2020, we earned $14.0 million and $39.9 million in Adjusted EBITDA, an increase of 19.9% and 37.6%, respectively, over the same periods in 2019, when we earned $11.7 million $29.0 million in Adjusted EBITDA.

For the three and nine months ended September 30, 2020, our gross profit increased to $20.7 million and $58.9 million, respectively, which is an increase of 17.1% and 31.7%, respectively, over the same periods in 2019, when our gross profit was $17.7 million and $44.7 million. For the three and nine months ended September 30, 2020, gross margin decreased to 13.7% and 14.9% compared to 16.0% and 15.9% in the same periods in 2019.

For the three and nine months ended September 30, 2020, our Contribution increased to $21.7 million and $61.8 million, an increase of 16.1% and 29.1% over the same periods in 2019, when our Contribution was $18.7 million and $47.8 million. For the three and nine months ended September 30, 2020, Contribution Margin decreased to 14.3% and 15.7% compared to 16.9% and 17.0% in the same periods in 2019, driven by the growth of a supply partner in 2020 at a zero percent revenue share basis; our revenue share with this partner begins on October 1, 2020.

Adjusted EBITDA, Contribution, and Contribution Margin are business and operating metrics that are not presented in accordance with GAAP. We use such metrics, together with financial measures prepared in accordance with GAAP, to measure our operating performance. See “—Key business and operating metrics” below. We also present Transaction Value, which is an operating metric not presented in accordance with GAAP. Although Transaction Value is a driver of revenue in accordance with GAAP, we do not believe Transaction Value is a financial measure because it only measures the gross transaction activity across our platform. Transaction activity on the platform translates to earnings that are recorded as revenue as described below under “—Key components of our results of operations—revenue.” As described below under “—Key business and operating metrics—Transaction value,” we present Transaction Value because we believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.

Key factors affecting our business

Revenue

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk factors” included elsewhere in this Report.

Secular trends in the insurance industry

Our technology platform was created to serve and grow with our core insurance end markets. As such, we believe secular trends in the insurance industry are a critical driver of our revenue and will continue to provide strong tailwinds for our business. More insurance consumers are shopping online and direct-to-consumer marketing, which fuels our revenue, is the fastest growing insurance distribution channel. In addition, insurance customer acquisition spending is growing. As mass-market customer acquisition spend is becoming more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect growth in digital insurance customer acquisition spend to continue, and we believe we are well-positioned to benefit from the industry’s growth.

Transaction Value

Transaction Value from open platform transactions is a direct driver of our revenue, while Transaction Value from private platform transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform grew to $217.6 million and $558.8 million for the three and nine months ended September 30, 2020 from $150.8 million and $390.5 million for the three and nine months ended September 30, 2019. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization. For the three and nine months ended September 30, 2020, 97.3% and 98.5% of total Transaction Value executed on our platform came from demand partner relationships from 2019.

Our demand and supply partners

Our success depends on our ability to retain and grow the number of demand and supply partners on our platform. The aggregate number of demand and supply partners on our platform decreased to 1,241 for the nine months ended September 30, 2020 from 1,248 for the nine months ended September 30, 2019, driven by decreased engagement in our travel sub-vertical (other) as advertising spend in this vertical decreased period over period. We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep, long standing and involve the top-tier insurance carriers in the industry. In terms of buyers, 15 of the top 20 largest auto insurance carriers by customer acquisition spend are on our platform. Approximately half of our supply partners have been on our platform since 2016.

Consumer Referrals

Our results also depend on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform grew to 19.9 million and 56.6 million for the three and nine months ended September 30, 2020 from 16.0 million and 41.7 million for the three and nine months ended September 30, 2019. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which historically represented the bulk of our paid media spend, and into other online media sources, including native, social, and display advertising.

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, for our quarters ending December 31, our property & casualty insurance vertical is characterized by seasonal weakness due to lower supply of Consumer Referrals during the holiday period on a cost-effective basis and lower customer acquisition budgets from some buyers. In our quarters ending March 31, this trend generally reverses with greater supply of Consumer Referrals and often customer acquisition budgets at the beginning of the year for our partners with fiscal years ending December 31. Our quarters ending March 31 and December 31 are typically characterized by seasonal strength for our health insurance vertical due to open enrollment for health insurance and annual enrollment for Medicare, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.

Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment.

Regulations

Our earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the recent enactment of the CCPA, which became effective on January 1, 2020, may affect our business. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see “Business—Regulation” and “Risk factors—Risks related to laws and regulation.”

COVID-19 and impact on travel

In 2015, we began to expand into the travel vertical, which is ultimately driven by consumer spending on airfare, hotels, rentals and other travel products. However, as a result of COVID-19, we have experienced a dramatic decline in revenue from the travel vertical and expect this trend to continue indefinitely. For the three and nine months ended September 30, 2020 and 2019, revenue from the travel vertical comprised approximately 0.8% and 2.7%, and 11.1% and 12.3%, respectively, of our total revenue. While we have sought to maintain our commercial relationships in the travel vertical and remain positioned to capitalize on transactions in the travel vertical when travel activity resumes, we do not expect that revenue from the travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future.

Key components of our results of operations

Revenue

We operate primarily in the property & casualty insurance, health insurance and life insurance verticals and generate revenue through the purchase and sale of Consumer Referrals.

The price and amount of Consumer Referrals purchased and sold on our platform varies and is a function of a number of market conditions and consumer attributes, including (i) geographic location of consumers, (ii) demographic attributes of consumers, (iii) the source of Consumer Referrals and quality of conversion by source, (iv) buyer bids and (v) buyer demand and budget.

In our open platform transactions, we have control over the Consumer Referrals that are sold to our demand partners. In these arrangements, we have separate agreements with demand partners and suppliers. Suppliers are not party to the contractual arrangements with our demand partners, nor are the suppliers the beneficiaries of our demand partner agreements. We earn fees from our demand partners and separately pay (i) a revenue share to suppliers and (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in the open platform transactions. As a result, the fees paid by demand partners are recognized as revenue and the fees paid to suppliers are included in cost of revenue.

With respect to our private platform transactions, buyers and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge a platform fee on the Consumer Referrals transacted. We act as an agent in the private platform transactions and recognize revenue on the platform fee received. There are no separate payments made by us to suppliers in our private platform.

We adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), which governs how we recognize revenue derived from Consumer Referrals. We recognize revenue when we transfer promised goods or services to clients in an amount that reflects the consideration to which we are entitled. We recognize revenue pursuant to the framework contained in ASC 606: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when we satisfy the performance obligations.

Generally, our contracts with buyers specify a period of time covered and a budget governing spend limits. While contracts can specify a term, most of our contracts can be terminated at any time without penalty upon 30- or 60-days’ notice. As a result, the transaction price for the delivery of each Consumer Referral is determined and recorded in real time and no estimation of variable consideration or future consideration is required. We satisfy our performance obligations as services are provided. We do not promise to provide any other significant goods or services to our partners after delivery and generally do not offer a right of return.

Cost and operating expenses

Cost and operating expenses consist primarily of cost of revenue, sales and marketing expenses, product expenses and general and administrative expenses.

Cost of revenue

Our cost of revenue is comprised primarily of revenue share payments to suppliers and traffic acquisition costs paid to top tier search engines as well as telephony infrastructure costs, internet and hosting, merchant fees, salaries and related expenses, amortization expense and other expenses.

Sales and marketing

Sales and marketing expenses consist primarily of an allocation of personnel expenses for employees engaged in demand side and supply side business development, marketing and media acquisition activities and includes salaries, wages and benefits, including non-cash equity-based compensation. Sales and marketing expenses also include costs related to attracting partners to our platform, including marketing and promotions, tradeshow and related travel and entertainment expenses. Sales and marketing expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.

Product development

Product development expenses consist primarily of an allocation of personnel expenses for employees engaged in technology, engineering and product development and includes salaries, wages and benefits, including non-cash equity-based compensation. Product development expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.

General and administrative

General and administrative expenses consist primarily of an allocation of personnel expenses for executive, finance, legal, human resources, and business analytics employees, and includes salaries, wages and benefits, including non-cash equity-based compensation. General and administrative expenses also include professional services and an allocated portion of rent and facilities expenses and depreciation expense.

Other expense

Other expenses consist of the loss on extinguishment recognized in connection with the termination of the 2019 Credit Facilities.

Interest expense

Interest expense consists primarily of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discounts associated with these arrangements. See “—Liquidity and capital resources—Financing activities” below.

Provision for income taxes

The Company is a pass-through entity for federal and state income tax purposes and is not subject to income tax as each member of the limited liability company is responsible for the tax consequences of its proportionate share of the pass-through income or loss. As such, the Company’s tax provision consists solely of the activities of its wholly owned Taiwanese subsidiary, Skytiger Studio Ltd., which is a taxpaying entity in Taiwan. Accordingly, the Company provides current and deferred income taxes for this entity.

Overview for the three months ended September 30, 2020 and 2019

The following table sets forth our operating results for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
(in thousands)	2020	2019
Revenue	$151,548	$110,397
Cost and operating expenses
Cost of revenue	130,830	92,707
Sales and marketing	2,916	3,227
Product development	1,766	1,609
General and administrative	7,595	3,171
Total cost and operating expenses	143,107	100,714
Income from Operations	8,441	9,683
Other expenses	1,998	—
Interest expense	1,594	1,920
Total other expenses, net	3,592	1,920
Provision for income tax	20	—
Net income	$4,829	$7,763

Revenue

The following table presents our revenue, disaggregated by vertical, for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Property & casualty insurance	$114,132	$48,227	73.2%	$65,905
Percentage of revenue	75.3%			59.7%
Health insurance	27,343	4,483	19.6%	$22,860
Percentage of revenue	18.0%			20.7%
Life insurance	7,392	(989)	(11.8%)	$8,381
Percentage of revenue	4.9%			7.6%
Other	2,681	(10,570)	(79.8%)	$13,251
Percentage of revenue	1.8%			12.0%
Revenue	$151,548	41,151	37.3%	$110,397

For the three months ended September 30, 2020, property & casualty insurance revenue increased $48.2 million, or 73.2%, from $65.9 million for the three months ended September 30, 2019. The increase was due to an increase in spend from auto insurance carriers, driven by improving carrier profitability and the growing trend of property & casualty insurance carriers allocating customer acquisition budgets to the DTC channel, which in turn allowed our supply partners to drive more consumers through their websites. These dynamics led to a period over period increase in supply from both new and existing supply partners.

For the three months ended September 30, 2020, health insurance revenue increased $4.5 million, or 19.6%, from $22.9 million for the three months ended September 30, 2019. This increase was driven by increased customer acquisition budget allocation from health insurance carriers, which in turn allowed our supply partners to drive more consumers through their websites, and increased supply from our proprietary websites as we increased the volume of media spend to satisfy the increased demand.

For the three months ended September 30, 2020, life insurance revenue decreased by $1.0 million, or 11.8%, from $8.4 million for the three months ended September 30, 2019. This decrease was driven by decreased customer acquisition budget allocation from life insurance carriers, as they assessed profitability through the pandemic, which in turn led to a mild decline in monetization and consumer referrals from our supply partners.

For the three months ended September 30, 2020, other revenue decreased $10.6 million, or 79.8%, from $13.3 million for the three months ended September 30, 2019. This decrease was driven primarily by a decline in our travel vertical related to the global coronavirus pandemic.

Cost of revenue

The following table presents our cost of revenue for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Cost of revenue	$130,830	$38,123	41.1%	$92,707
Percentage of revenue	86.3%			84.0%

For the three months ended September 30, 2020, cost of revenue increased by $38.1 million, or 41.1%, from $ 92.7 million for the three months ended September 30, 2019. The increase is correlated with the overall increase in revenue volume and the corresponding increase in revenue share payments to suppliers.

As we experience growth in revenue, we expect the relationship between our costs and revenue to remain in line with our historical results.

Sales and marketing

The following table presents our sales and marketing expenses for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Sales and marketing	$2,916	$(311)	(9.6%)	$3,227
Percentage of revenue	1.9%			2.9%

For the three months ended September 30, 2020, sales and marketing expenses decreased by $0.3 million, or 9.6%, from $3.2 million for the three months ended September 30, 2019. The decrease in sales and marketing expense was primarily due to a decrease in travel and entertainment expenses of $0.2 million, on lower travel expenses, and personnel-related costs of $0.1 million.

Product development

The following table presents our product development expenses for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Product development	$1,766	$157	9.8%	$1,609
Percentage of revenue	1.2%			1.5%

For the three months ended September 30, 2020, product development expenses increased by $0.2 million, or 9.8%, from $1.6 million for the three months ended September 30, 2019. The increase in product development expense was primarily due to an increase in personnel-related costs of $0.5 million, as we onboard incremental talent to support our growth, and productivity and video conference software expenses of $0.1 million to support our remote workforce, partially offset by a decrease in amortization of $0.4 million, as certain intangible assets are fully amortized.

General and administrative

The following table presents our general and administrative expenses for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
General and administrative	$7,595	$4,424	139.5%	$3,171
Percentage of revenue	5.0%			2.9%

For the three months ended September 30, 2020, general and administrative expenses increased by $4.4 million, or 139.5%, from $3.2 million for the three months ended September 30, 2019. This period over period increase was most significantly driven by increases of $4.0 million, as we incurred auditing, legal and other professional fees related to our IPO, $0.2 million in recruiting fees, as we continued to add talent to drive growth, and increases in salaries and wages of $0.1 million.

Other expenses

The following table presents our other expenses for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Other expenses	$1,998	$1,998	100.0%	$—
Percentage of revenue	1.3%			0.0%

For the three months ended September 30, 2020, other expenses represented a loss on extinguishment recognized in connection with the termination of the 2019 Credit Facilities.

Interest expense

The following table presents our interest expense for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$		%	Three months ended September 30, 2019
Interest expense	$1,594		$(326)	(17.0%)	$1,920
Percentage of revenue	1.1%				1.7%

For the three months ended September 30, 2020, interest expense decreased by $0.3 million from $1.9 million for the three months ended September 30, 2019, driven by a lower principal balance on the 2019 Credit Facility as we continued to make principal payments on our long-term debt.

Income tax expense

The following table presents our income tax expense for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Income taxes	$20	$20	100%	$—
Percentage of revenue	0.0%			0.0%

For the three months ended September 30, 2020, income taxes represented amounts payable in connection with the activities of the Company’s wholly-owned Taiwanese subsidiary, Skytiger Studio, Ltd., which is a taxpaying entity in Taiwan. The Company has not recorded income tax expense in periods prior to the three months ended September 30, 2020.

Equity-based compensation

The following table presents our equity-based compensation expense that was included in cost and operating expenses for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Cost of revenue	$18	$(1)	(5.3%)	$19
Sales and marketing	158	42	36.2%	116
Product development	94	15	19.0%	79
General and administrative	336	30	9.8%	306
Total	$606	$86	16.5%	$520

For the three months ended September 30, 2020, equity-based compensation expense increased $0.1 million, or 16.5%, compared to the three months ended September 30, 2019. This change was primarily driven by new grants of Class B units in QLH issued to employees.

Depreciation

The following table presents our depreciation expense that was included in cost and operating expenses for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Cost of revenue	$6	$1	20.0%	$5
Sales and marketing	26	1	—	25
Product development	23	(1)	—	24
General and administrative	18	—	—	18
Total	$73	$1	1.4%	$72

There were no material changes in depreciation expense in the three months ended September 30, 2020 as compared with the same period ended September 30, 2019.

Amortization

The following table presents our amortization of intangible asset expense that was included in cost and operating expenses for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended September 30, 2020	$	%	Three months ended September 30, 2019
Cost of revenue	$—	$(170)	(100.0%)	$170
Sales and marketing	799	(49)	(5.8%)	848
Product development	—	(367)	(100.0%)	367
General and administrative	—	—	—	—
Total	$799	$(586)	(42.3%)	$1,385

For the three months ended September 30, 2020, amortization of intangible asset expense decreased $0.6 million or 42.3%, compared to the three months ended September 30, 2019.  This change was primarily driven by intangible assets that were fully amortized in 2020.

Overview for the nine months ended September 30, 2020 and 2019

The following table sets forth our operating results for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in thousands)	2020	2019
Revenue	$394,609	$281,857
Cost and operating expenses
Cost of revenue	335,692	237,130
Sales and marketing	8,866	10,586
Product development	5,482	5,174
General and administrative	13,897	16,265
Total cost and operating expenses	363,937	269,155
Income from Operations	30,672	12,702
Other expenses	1,998	—
Interest expense	4,844	5,259
Total other expenses, net	6,842	5,259
Provision for income taxes	20	—
Net income	$23,810	$7,443

Revenue

The following table presents our revenue, disaggregated by vertical, for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Property & casualty insurance	$274,822	$117,751	75.0%	$157,071
Percentage of revenue	69.6%			55.7%
Health insurance	81,420	22,045	37.1%	59,375
Percentage of revenue	20.6%			21.1%
Life insurance	24,265	(1,250)	(4.9)%	25,515
Percentage of revenue	6.1%			9.1%
Other	14,102	(25,794)	(64.7)%	39,896
Percentage of revenue	3.6%			14.2%
Revenue	$394,609	$112,752	40.0%	$281,857

For the nine months ended September 30, 2020, property & casualty insurance revenue increased $117.8 million, or 75%, from $ 157.1 million for the nine months ended September 30, 2019. The increase was due to an increase in spend from auto insurance carriers, driven by improving carrier profitability and the growing trend of property & casualty insurance carriers allocating customer acquisition budgets to the DTC channel, which in turn allowed our supply partners to drive more consumers through their websites. These dynamics led to a period over period increase in supply from both new and existing supply partners.

For the nine months ended September 30, 2020, health insurance revenue increased $22.0 million, or 37.1%, from $59.4 million for the nine months ended September 30, 2019. This increase was driven by increased customer acquisition budget allocation from health insurance carriers, which in turn allowed our supply partners to drive more consumers through their websites, and increased supply from our proprietary websites as we increased the volume of media spend to satisfy the increased demand.

For the nine months ended September 30, 2020, life insurance revenue decreased by $1.3 million, or 4.9%, from $25.5 million for the nine months ended September 30, 2019. This decrease was driven by decreased customer acquisition budget allocation from life insurance carriers, as they assessed profitability through the pandemic, which in turn led to a mild decline in monetization and consumer referrals from our supply partners.

For the nine months ended September 30, 2020, other revenue decreased $24.8 million, or 64.7%, from $ 39.9 million for the nine months ended September 30, 2019. This decrease was driven primarily by a decline in our travel vertical related to the global coronavirus pandemic.

Cost of revenue

The following table presents our cost of revenue for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Cost of revenue	$335,692	$98,562	41.6%	$237,130
Percentage of revenue	85.1%			84.1%

For the nine months ended September 30, 2020, cost of revenue increased by $ 98.6 million, or 41.6%, from $ 237.1 million for the nine months ended September 30, 2019. The increase is correlated with the overall increase in revenue volume and the corresponding increase in revenue share payments to suppliers.

As we experience growth in revenue, we expect the relationship between our costs and revenue to remain in line with our historical results.

Sales and marketing

The following table presents our sales and marketing expenses for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Sales and marketing	$8,866	$(1,720)	(16.2%)	$10,586
Percentage of revenue	2.2%			3.8%

For the nine months ended September 30, 2020, sales and marketing expenses decreased by $1.7 million, or 16.2%, from $10.6 million for the nine months ended September 30, 2019. The decrease in sales and marketing expense was primarily due to a decrease in equity-based compensation expense of $1.0 million, a decrease of personnel-related costs of $0.2 million, and a decrease of $0.4 million on lower travel expenses.

Product development

The following table presents our product development expenses for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Product development	$5,482	$308	6.0%	$5,174
Percentage of revenue	1.4%			4.7%

For the nine months ended September 30, 2020, product development expenses increased by $0.3 million, or 6.0% %, from $ 5.2 million for the nine months ended September 30, 2019. Product development activity was materially similar between the nine months ended September 30, 2020 and 2019, respectively. The increase in product development expense was primarily due to an increase in personnel-related costs of $1.1 million, as we onboard incremental talent to support our growth, and stock-based compensation expenses of $0.3 million, partially offset by a decrease in amortization of $1.1 million, as certain intangible assets are fully amortized.

General and administrative

The following table presents our general and administrative expenses for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
General and administrative	$13,897	$(2,368)	(14.6%)	$16,265
Percentage of revenue	3.5%			5.8%

For the nine months ended September 30, 2020, general and administrative expenses decreased by $2.4 million, or 14.6%, from $16.3 million for the nine months ended September 30, 2019. This period over period decrease was driven by $2.1 million on lower auditing, investment banking, legal and other professional fees, primarily related to the Insignia transaction in 2019. Other decreases included a $0.5 million decline in payroll, primarily related to transaction bonuses paid in the nine months ended September 30, 2019 in connection with the Insignia transaction. These decreases were partially offset by increases in equity-based compensation expense in the nine months ended September 30, 2020 of $0.2 million.

Other expenses

The following table presents our other expenses for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Other expenses	$1,998	$1,998	100.0%	$—
Percentage of revenue	0.5%			0.0%

For the nine months ended September 30, 2020, other expenses represented a loss on extinguishment recognized in connection with the termination of the 2019 Credit Facilities.

Interest expense

The following table presents our interest expense for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Interest expense	$4,844	$(415)	(7.9%)	$5,259
Percentage of revenue	1.2%			1.9%

For the nine months ended September 30, 2020, interest expense decreased by $0.4 million from $5.3 million for the nine months ended September 30, 2019, driven by a lower principal balance on the 2019 Credit Facility, as we continued to make principal payments on our long-term debt.

Income tax expense

The following table presents our interest expense for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Income tax expense	$20	$20	100.0%	—
Percentage of revenue	0.0%			0.0%

For the nine months ended September 30, 2020, income tax expense represented amounts payable in connection with the activities of the Company’s wholly-owned Taiwanese subsidiary, Skytiger Studio, Ltd., which is a taxpaying entity in Taiwan.  We have not recorded income tax expense in periods prior to the nine months ended September 30, 2020.

Equity-based compensation

The following table presents our equity-based compensation expense that was included in cost and operating expenses for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Cost of revenue	$58	$(100)	(63.3%)	$158
Sales and marketing	313	(959)	(75.4%)	1,272
Product development	723	268	58.9%	455
General and administrative	1,459	263	22.0%	1,196
Total	$2,553	$(528)	(17.1%)	$3,081

For the nine months ended September 30, 2020, equity-based compensation expense decreased $0.5 million, or 17.1%, compared to the nine months ended September 30, 2019. This change was primarily driven by incremental equity-based compensation recognized in connection with a transaction with the Insignia transaction in February 2019.

Depreciation

The following table presents our depreciation expense that was included in cost and operating expenses for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Cost of revenue	$17	$(1)	(5.6%)	$18
Sales and marketing	75	5	7.1%	70
Product development	67	(3)	(4.3)%	70
General and administrative	51	1	2.0%	50
Total	$210	$2	1.0%	$208

There were no material changes in depreciation expense in the nine months ended September 30, 2020 as compared with the same period ended September 30, 2019.

Amortization

The following table presents our amortization of intangible asset expense that was included in cost and operating expenses for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Cost of revenue	$—	$(510)	(100.0%)	$510
Sales and marketing	2,402	(143)	(5.6%)	2,545
Product development	—	(1,103)	(100.0%)	1,103
General and administrative	—	—	—	—
Total	$2,402	$(1,756)	(42.2%)	$4,158

For the nine months ended September 30, 2020, amortization of intangible asset expense decreased $1.8 million or 42.2%, compared to the nine months ended September 30, 2019.  This change was primarily driven by intangible assets that were fully amortized in 2020.

Key business and operating metrics

In addition to traditional financial metrics, we rely upon certain business and operating metrics that are not presented in accordance with GAAP to estimate the volume of spending on our platform, estimate and recognize revenue, evaluate our business performance and facilitate our operations. Such business and operating metrics should not be considered in isolation from, or as an alternative to, measures presented in accordance with GAAP and should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, such business and operating metrics may not necessarily be comparable to similarly titled measures presented by other companies.

Adjusted EBITDA

We define “Adjusted EBITDA” as net income excluding interest expense, income tax benefit (expense), depreciation expense on property and equipment, and amortization of intangible assets, as well as equity-based compensation expense and transaction expenses. Adjusted EBITDA is a non-GAAP financial measure that we present to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. In addition, presenting Adjusted EBITDA provides investors with a metric to evaluate the capital efficiency of our business.

Adjusted EBITDA is not presented in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. These limitations include the fact that Adjusted EBITDA excludes interest expense on debt, income tax benefit (expense) and depreciation and amortization. In addition, other companies may use other measures to evaluate their performance, including different definitions of “Adjusted EBITDA,” which could reduce the usefulness of our Adjusted EBITDA as a tool for comparison.

The following table reconciles Adjusted EBITDA with net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended September 30, 2020 and 2019, and the nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$4,829	$7,763	$23,810	$7,443
Equity-based compensation expense	606	520	2,553	3,081
Interest expense	1,594	1,920	4,844	5,259
Income tax expense	20	—	20	—
Depreciation expense on property and equipment	73	65	210	208
Amortization of intangible assets	799	1,385	2,402	4,158
Transaction expenses(1)	6,049	—	6,049	8,831
Adjusted EBITDA	$13,970	$11,653	$39,888	$28,980

(1)

For the nine months ended September 30, 2019, transaction expenses included $7.2 million in legal, investment banking and other consulting fees and $1.6 million in transaction bonuses related to a transaction with Insignia in February 2019.  For the months ended September 30, 2020, transaction expenses included $4.0 million in legal, and other consulting fees and $2.0 million in loss on debt related to the termination of the 2019 Credit Facilities.

Contribution and Contribution Margin

We define “Contribution” as revenue less revenue share payments and online advertising costs, or, as reported in our consolidated statement of operations, revenue less cost of revenue (i.e., gross profit), as adjusted to exclude the following items from cost of revenue: equity-based compensation; salaries, wages, and related; internet and hosting; amortization; depreciation; other services; and merchant-related fees. We define “Contribution Margin” as Contribution expressed as a percentage of revenue for the same period. Contribution and Contribution Margin are non-GAAP financial measures that we present to supplement the financial information we present on a GAAP basis. We use Contribution and Contribution Margin to measure the return on our relationships with our supply partners

(excluding certain fixed costs), the financial return on and efficacy of our online advertising costs to drive consumers to our proprietary websites, and our operating leverage. We do not use Contribution and Contribution Margin as measures of overall profitability. We present Contribution and Contribution Margin because they are used by our management and board of directors to manage our operating performance, including evaluating our operational performance against budget and assessing our overall operating efficiency and operating leverage. For example, if Contribution Margin increases and our headcount costs remain steady, our Adjusted EBITDA and operating leverage increase. If Contribution Margin decreases, we may choose to re-evaluate and re-negotiate our revenue share agreements with our supply partners, to make optimization and pricing changes with respect to our bids for keywords from primary traffic acquisition sources, or to change our overall cost structure with respect to headcount, fixed costs and other costs. Other companies may calculate Contribution and Contribution Margin differently than we do. Contribution and Contribution Margin have their limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results presented in accordance with GAAP.

The following table reconciles Contribution and Contribution Margin with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, the three months ended September 30, 2020 and 2019, and the nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$151,548	$110,397	$394,609	$281,857
Less cost of revenue	(130,830)	(92,707)	(335,692)	(237,130)
Gross profit	20,718	17,690	58,917	44,727
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	18	19	58	158
Salaries, wages, and related	434	302	1,175	1,027
Internet and hosting	107	116	328	393
Other expenses	69	66	205	194
Amortization	—	170	—	510
Depreciation	6	5	17	18
Other services	189	193	616	523
Merchant-related fees	130	105	447	273
Contribution	$21,671	$18,666	$61,763	$47,823
Gross margin	13.7%	16.0%	14.9%	15.9%
Contribution Margin	14.3%	16.9%	15.7%	17.0%

Transaction Value

We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is a direct driver of revenue, with differing revenue recognition based on the economic relationship we have with our partners. Our partners use our platform to transact via open and private platform transactions. In our open platform model, revenue recognized represents the Transaction Value and revenue share payments to our supply partners represent costs of revenue. In our private platform model, revenue recognized represents a platform fee billed to the demand partner or supply partner based on an agreed-upon percentage of the Transaction Value for the Consumer Referrals transacted, and accordingly there are no associated costs of revenue. We utilize Transaction Value to assess revenue and to assess the overall level of transaction activity through our platform. We believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.

The following table presents Transaction Value by platform model for the three months ended September 30, 2020 and 2019, and the nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Open platform transactions	$148,240	$108,146	$386,224	$275,991
Percentage of total Transaction Value	68.1%	71.7%	69.1%	70.7%
Private platform transactions	69,320	42,654	172,590	114,493
Percentage of total Transaction Value	31.9%	28.3%	30.9%	29.3%
Total Transaction Value	$217,560	$150,800	$558,814	$390,484

The following table presents Transaction Value by vertical for the three months ended September 30, 2020 and 2019, and the nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Property & casualty insurance	$161,323	$94,770	$390,955	$233,746
Percentage of total Transaction Value	74.2%	62.8%	70.0%	59.9%
Health insurance	33,650	25,683	98,739	68,168
Percentage of total Transaction Value	15.5%	17.0%	17.7%	17.5%
Life insurance	11,628	8,735	31,717	26,841
Percentage of total Transaction Value	5.3%	5.8%	5.7%	6.9%
Other(1)	10,959	21,612	37,403	61,729
Percentage of total Transaction Value	5.0%	14.3%	6.7%	15.8%
Total Transaction Value	$217,560	$150,800	$558,814	$390,484

(1)	Our other verticals include Travel, Education and Consumer Finance.

Consumer Referrals

We define “Consumer Referral” as any consumer click, call or lead purchased by a buyer on our platform. Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement, presented subsequent to the consumer’s search (e.g. auto insurance quote search or health insurance quote search). Call revenue is earned and recognized when a consumer transfers to a buyer and remains engaged for a requisite duration of time, as specified by each buyer. Lead revenue is recognized when we deliver data leads to buyers. Data leads are generated through insurance carriers or insurance-focused research destination websites who make the data leads available to buy through our platform or when users complete a full quote request on our proprietary websites. Delivery occurs at the time of lead transfer. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure Transaction Value, revenue and overall business performance across our verticals and platform models. For the three and nine months ended September 30, 2020, Transaction Value generated from clicks, calls and leads was 82.5%, 6.2% and 11.3% and 80.1%, 7.6%, and 12.4%, respectively.

Number of demand and supply partners

The aggregate number of demand and supply partners on our platform determines in part the level of Consumer Referral demand and supply on our platform. We use the number of demand and supply partners on our platform to evaluate our current business performance and future business prospects.

Segment information

We operate in the United States and in a single operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. No expense or operating income is evaluated at a segment level. Since we operate in one operating segment and reportable segment, all required financial segment information can be found in the consolidated financial statements.

Liquidity and capital resources

Overview

Prior to the completion of our IPO in October 2020, our liquidity needs are funded primarily through cash flow generated from operations. Our principal uses of cash have been to fund operations as well as make distributions to holders of our Class A and Class B units, interest payments and mandatory principal payments on our long-term debt.

On October 30, 2020, we closed our IPO selling 7,027,606 shares of Class A common stock at a public offering price of $19.00 per share, which includes 769,104 shares issued pursuant to the underwriters’ over-allotment option.  We received $124.2 million, net of underwriting discounts and commissions, which we used in part to repurchase 4,772,449 Class B-1 units of QLH.

MediaAlpha, Inc. contributed (i) $84.3 million of the net proceeds to Intermediate Holdco for Intermediate Holdco to repurchase 4,772,449 Class B-1 units of QLH (which Class B-1 units will be converted into Class A-1 units of QLH) and (ii) $23.6 million of the net proceeds to Intermediate Holdco for further contribution to QLH, and in turn to QL, to repay outstanding borrowings under the 2020 Term Loan Facility. The remaining net proceeds of $16.3 million were contributed to Intermediate Holdco for further contribution to QLH and QL to pay for costs associated with the offering and to use for working capital, capital expenditures and general corporate purposes. Immediately following the completion of the IPO, there were 33,169,141 shares of Class A common stock outstanding, representing an approximately 56.5% ownership interest in QLH. Additionally, immediately following the completion of the IPO, there were 25,536,043 shares of Class B common stock outstanding, equivalent to all but 41,620 Class B-1 units of QLH not held by us, representing an approximately 43.5% ownership interest in QLH.

Cash Flows

As of September 30, 2020 and December 31, 2019, our cash and cash equivalents totaled $12.0 million and $10.0 million, respectively. The difference in these amounts reflects $39.3 million provided by operating activities, $10.2 million used in investing activities and $27.2 million used in financing activities.

We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2020 Credit Facilities, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

The following table presents a summary of our cash flows for the nine months ended September 30, 2020 and 2019, and the dollar and percentage changes between the periods:

(dollars in thousands)	Nine months ended September 30, 2020	$	%	Nine months ended September 30, 2019
Net cash provided by operating activities	$39,300	$28,007	248.0%	$11,293
Net cash used in investing activities	(10,156)	(10,047)	9217.4%	(109)
Net cash used in financing activities	(27,167)	(16,640)	158.1%	(10,527)

Operating activities

Net cash provided by operating activities primarily consists of net income, adjusted for certain (i) non-cash items including equity-based compensation expense, depreciation on property and equipment and amortization of intangible assets and deferred debt issuance costs and (ii) changes in operating assets and liabilities (accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred rent).

Collection of accounts receivable depends upon the timing of our receipt of payments. We aim to align our separate payment obligations to supply partners and traffic acquisition sources for our proprietary websites with the timing of our receipt of separate payments from our demand partners. With respect to supply partners who are also demand partners, we maintain separate agreements for selling and buying and, in the majority of cases, such partners do not have a right of offset with respect to their buy-side payments, nor do we have a right of offset with respect to sell-side payments to such partners. If we were to experience a delay in receiving a payment from a buyer within a quarter, our operating cash flows for that quarter could be adversely impacted.

Nine Months Ended September 30, 2020—Net cash provided by operating activities was $39.3 million, consisting of net income of $23.8 million and adjustments for non-cash items of $7.1 million, in addition to cash provided by operating assets and liabilities of $8.4 million. Adjustments for non-cash items consisted primarily of $1.8 million of equity-based compensation expense related to grants of Class B units in QLH, $0.2 million of depreciation on property and equipment, $2.4 million of amortization of intangible assets related primarily to customer relationship and technology assets, $0.3 million of amortization of deferred debt issuance costs related to the 2019 Credit Facilities, $0.4 million of bad debt expense and a $2.0 million loss on the extinguishment of the 2019 Credit Facilities. The cash increase resulting from changes in operating assets and liabilities consisted primarily of an increase of $21.2 million in accounts payable and a $6.4 million increase in accrued expenses, which were partially offset by increases in accounts receivable of $7.4 million, prepaid expenses and other current assets of $0.1 million, and other assets of $11.7 million. Changes in accounts receivable, accounts payable and accrued expenses were driven primarily by growth in our business and by timing of buyer receipts and supplier disbursements.

Nine Months Ended September 30, 2019— Net cash provided by operating activities was $11.3 million, consisting of net income of $7.4 million and adjustments for non-cash items of $7.0 million, in addition to cash used by operating assets and liabilities of $3.1 million. Adjustments for non-cash items consisted primarily of $1.8 million of equity-based compensation expense related to grants of Class B units in QLH, $0.2 million of depreciation on property and equipment, $4.2 million of amortization of intangible assets related primarily to customer relationship and technology assets, $0.6 million of amortization of deferred debt issuance costs related to the 2019 Credit Facilities, and $0.3 million of bad debt expense. The cash decrease resulting from changes in operating assets and liabilities consisted primarily of an increase of $16.8 million in accounts receivable and a $0.3 million decrease in accrued expenses, which were partially offset by increases of $14.0 million of accounts payable, and a $0.1 million decrease in prepaid expenses and other current assets. Changes in accounts receivable, accounts payable and accrued expenses were driven primarily by growth in our business and by timing of buyer receipts and supplier disbursements.

Investing activities

Our investing activities primarily consist of purchases of property and equipment and acquisition of intangible assets.

Nine Months Ended September 30, 2020—Net cash used in investing activities of $10.1 million was due to the purchase of a cost method investment of $10.0 million and $0.1 million of purchases of property and equipment.

Nine Months Ended September 30, 2019—Net cash used in investing activities of $0.1 million was due to the purchase of property and equipment.

Financing activities

Our financing activities primarily consist of proceeds from and repayments on our revolving line of credit and term debt facilities, payments of debt issue costs and member contributions and distributions.

Nine Months Ended September 30, 2020—Net cash used in financing activities of $27.2 million was primarily due to $210.0 million in proceeds from new borrowings under the 2020 Credit Facilities and $7.5 million of new borrowings under the Company’s Revolving Facility, which was offset by $100.0 million in repayment of borrowings under the 2019 Term Loan and $7.5 million of borrowings under the 2019 Revolving Facility, payment of $4.5 million of debt issuance costs, $1.5 million used to repurchase Class B units at fair value, and $131.2 million in member distributions.

Nine Months Ended September 30, 2019—Net cash used in financing activities of $10.5 million was primarily due to $88.9 million in member distributions, $62.8 million used to repurchase Class A units , $14.8 million repayments of term debt, $4.5 million paid to repurchase Class B units at fair value, and  payment of $2.3 million of debt issuance costs, which were partially offset by $100.0 million in proceeds from new borrowings under the 2019 Term Loan and contributions from members of $62.8 million.

Senior secured credit facilities

As of September 30, 2020, we had $205.4 million of outstanding borrowings, net of deferred debt issuance costs of $4.6 million, under the 2020 Credit Facilities consisting of (i) a $210.0 million term loan and (ii) a $5.0 million revolving credit facility.

On September 23, 2020, we terminated and repaid in full the 2019 Credit Facilities, and QL entered into the 2020 Credit Agreement with JPMorgan Chase Bank, N.A., as lender and administrative agent, and the other lenders from time to time party thereto, providing for the 2020 Credit Facilities consisting of (i) the 2020 Term Loan Facility and (ii) the 2020 Revolving Credit Facility.

Our obligations under the 2020 Credit Facilities are guaranteed by QLH and the domestic subsidiaries of QL, subject to certain exceptions. The 2020 Credit Facilities are secured by substantially all of the tangible and intangible assets of QL and the guarantors under the 2020 Credit Agreement (including, without limitation, all of the equity interests in QL held by QLH), subject to permitted liens and certain exceptions. QL and its subsidiaries are subject under the 2020 Credit Facilities to customary affirmative and negative covenants, including limitations on their ability to incur additional indebtedness and engage in certain business transactions, such as distributions and other restricted payments, acquisitions and other investments and mergers. In addition, the 2020 Credit Agreement contains two financial maintenance covenants, requiring QL to (1) comply with a maximum Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) and (2) maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement). Events of default under the 2020 Credit Agreement include, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain affirmative covenants, to a grace period); cross-event of default to material debt; bankruptcy events; certain ERISA events; material judgments; change of control; and actual or asserted invalidity of the 2020 Credit Agreement and non-perfection of the security interest on any material portion of the collateral. If an event of default occurs, the lenders will be permitted to declare all outstanding borrowings immediately due and payable. There can be no guarantee that we will be in compliance with all covenants related to the 2020 Credit Facilities in the future and, if we are not in compliance with any such covenants, that waivers will be obtained.

Proceeds from the 2020 Term Loan Facility were used to refinance the 2019 Credit Facilities and pay related fees and expenses and fund a distribution to equity holders of QLH. The 2020 Revolving Credit Facility is available for general corporate purposes and includes a letter of credit sub-facility of up to $2.5 million. The 2020 Credit Facilities also include an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, an increase in commitments under the 2020 Term Loan Facility and/or an increase in commitments under the 2020 Revolving Credit Facility, in an aggregate amount of up to $50.0 million.

Tax receivable agreements

Concurrent with the completion of the IPO, we became a party to the tax receivables agreement described in Note 6 to MediaAlpha, Inc.’s balance sheet, included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The agreement requires us to pay Insignia and the Senior Executives 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis following our purchase (through Intermediate Holdco) of Class B-1 units of QLH from certain unitholders (including the Selling Class B-1 Unit Holders) in connection with the IPO, as well as any future exchanges described above; (ii) the pre-offering leveraged distribution and actual or deemed other distributions by QLH to its members that result in tax basis adjustments to the assets of QLH, and (iii) certain other tax benefits attributable to payments under the tax receivables agreement itself.

The tax receivables agreement also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to this IPO and the deduction of any imputed interest attributable to our payment obligations under the tax receivables agreement.

We will benefit from the remaining 15% of any realized (or deemed to be realized) cash tax savings.

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivables agreement, will vary depending on a number of factors, including:

•	the fair market value of the depreciable and amortizable assets of QLH and the price of our Class A common stock at the time of the IPO and at the time of the exchange of Class B-1 units of QLH;

•	the extent to which such exchange of Class B-1 units of QLH is taxable—if an exchange is not taxable for any reason, increased tax deductions will not be available;

•	the tax rates in effect at the time we use the increased amortization and depreciation deductions or realize other tax benefits;

•	any limitations on our utilization of the Intermediate Holdco net operating losses under Section 382 of the Code or otherwise; and

•	the amount, character and timing of our taxable income.

The payments that we make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of October 27, 2020, if all of the Class B-1 units of QLH were acquired by us in taxable transactions at the time of the completion of the IPO for a price of $19 per Class B-1 unit of QLH, we estimate that the amount that we would be required to pay under the tax receivables agreement could be approximately $161.2 million. The actual amount we will be required to pay under the tax receivables agreement may be materially greater than this hypothetical amount, as potential future payments will vary depending on a number of factors, including those listed above. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivables agreement exceed the actual cash tax benefits that we realize in respect of the tax attributes subject to the tax receivables agreement or distributions to us by QLH are not sufficient to permit us to make payments under the tax receivables agreement after it has paid taxes. Payments under the tax receivables agreement are not conditioned on Insignia’s, the Senior Executives’, or White Mountains’ continued ownership of any of our equity after the IPO.

Contractual obligations

Our principal commitments consist of obligations under operating leases and outstanding debt. There have been no material changes in our contractual obligations and commitments from our most recently filed annual financial statements as of and for the year ended December 31, 2019, included within the Prospectus dated October 29, 2020, except for those described under Note 8 and Note 9 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.

Recent accounting pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 2 to QLH condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical accounting policies and estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change our results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.

There have been no material changes in our critical accounting policies from those previously reported and disclosed in our prospectus dated October 27, 2020, filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 29, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest rate risk

The 2020 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2020 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2020 Credit Facilities would have resulted in a $40.8 thousand impact to interest expense for the period starting September 23, 2020 (the date on which we entered into the 2020 Credit Agreement) and ending September 30, 2020.

Concentrations of credit risk and of significant demand and supply partners

We maintain cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts and believe we are not exposed to any unusual credit risk in this area based on the financial strength of institutions with which we maintain our deposits.

Our accounts receivable, which are unsecured, may expose us to credit risks due to collectability. We control credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivables, and recording allowances for doubtful accounts when these receivables become uncollectible.

Customer concentrations for the three and nine months ended September 30, 2020 and 2019 consisted of one customer that accounted for approximately $46.0 million and $102.4 million, or 30% and 26% and $23.7 million and $61.3 million, or 21% and 22%, of revenue, respectively; the same customer accounted for approximately $16.0 million, or 25%, of the Company’s accounts receivable as of September 30, 2020 compared to $4.7 million, or 8%, as of December 31, 2019.

The Company’s accounts payable can expose the Company to business risks such as supplier concentrations. For the three and nine months ended September 30, 2020 and 2019, supplier concentrations consisted of two suppliers that accounted for approximately $33.8 million and $70.5 million, or 25% and 20%, and $20.0 million and $57.7 million, or 22% and 23%, of total purchases, respectively; the same suppliers accounted for approximately $14.2 million, or 23%, of the Company’s total accounts payable as of September 30, 2020 compared to $14.7 million, or 36%, as of December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described below.

As previously reported, we identified a material weakness related to the accounting for equity-based compensation arrangements. Specifically, we did not design and maintain effective controls to ensure that the applicable guidance and accounting policies were appropriately applied to equity-based compensation arrangements and were properly reflected in our consolidated financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we continue to take remediation steps, we have not concluded that the material weakness has been remediated as of September 30, 2020..

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. In that case, the trading price of our Class A common stock could decline.

Risks related to our business and industry

Our business is dependent on our relationships with our partners using our platform, many of which have no long-term contractual commitments with us. If demand partners stop purchasing Consumer Referrals on our platform, if supply partners stop making Consumer Referrals available on our platform, or if we are unable to establish and maintain new relationships with demand or supply partners on our platform, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

A substantial majority of our revenue is derived from sales of Consumer Referrals to demand partners on our platform. Our relationships with such demand partners are dependent on our ability to make available on our platform quality Consumer Referrals at attractive volumes and prices, which in turn depends on our relationship with our supply partners. If demand partners are not able to acquire their preferred Consumer Referrals on our platform, they may stop purchasing on our platform. If demand partners are not able to reach desired consumer segments precisely or do not maximize return on customer acquisition spend, they may stop using our platform.

Supply partners use our platform to optimize consumer conversions while minimizing customer acquisition costs. If supply partners are not able to obtain the best yield on their traffic using our platform, they may stop using our platform to make their Consumer Referrals available.

The majority of our partners can stop using our platform at any time with no notice. Many of our agreements with our partners have no fixed term and are cancellable upon 30 or 60 days’ notice. Furthermore, the agreements with our partners do not require that such partners transact a minimum amount on our platform. As a result, we cannot guarantee that our partners will continue to work with us, or, if they do, the amount of Consumer Referrals demand partners will purchase or the amount of Consumer Referrals supply partners will make available on our platform.

If a partner is not satisfied with our platform, it could cause us to lose our relationship with them. In addition to a loss of revenue, this may produce publicity that could hurt our reputation and adversely affect our ability to retain business or secure new business with other partners. The success of our platform depends on both our supply partners making available a robust supply of Consumer Referrals and our demand partners’ willingness to pay to purchase such Consumer Referrals. Accordingly, the loss of a supply partner’s traffic could affect our ability to provide a sufficient supply of Consumer Referrals for demand partners to acquire. In turn, the loss of a demand partner’s purchasing power on our platform could decrease the payouts to supply partners, which could decrease our supply of Consumer Referrals.

We may decide to terminate our relationship with a partner for a number of reasons and at any time. For example, on October 19, 2020, we terminated a relationship with a supply partner.  For the three and nine months ended September 30, 2020, this partner represented 3.8% and 3.4% of revenue, respectively. The termination of our relationship with a partner could reduce the number of demand partners seeking to purchase Consumer Referrals and supply partners seeking to sell their Consumer Referrals to our platform. In connection with such a termination, we would lose a source of Transaction Value and fees for future sales. Our business, financial condition, operating results, cash flows, and prospects could also be harmed if in the future we fail to develop new partner relationships.

We depend on a small group of insurance carriers for a substantial portion of our business. Changes in our relationships with these insurance carriers may adversely affect our business, financial condition, operating results, cash flows, and prospects.

We derive a large portion of our revenue from a limited number of insurance carriers. For example, Progressive, which is both a buyer and seller on our platform, accounted for 19.3% and customer concentrations for the three and nine months ended September 30, 2020 and 2019 consisted of one customer that accounted for approximately $46.0 million and $102.4 million, or 30% and 26%, and $23.7 million and $61.3 million, or 21% and 22%, of revenue, respectively; the same customer accounted for approximately $16.0 million, or 25%, of the Company’s accounts receivable as of September 30, 2020 compared to $4.7 million, or 8%, as of December 31, 2019. Many of our agreements with insurance carriers do not require minimum transaction volume commitments on our platform and, accordingly, our demand partners can reduce or eliminate their purchasing on our platform at any time. In addition, many of our agreements with insurance carriers are terminable by the insurance carriers without cause upon 30 or 60 days’ notice. Should we become dependent on fewer insurance partner relationships (whether as a result of the termination of existing relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers, which in turn could harm our business, financial condition, operating results, cash flows, and prospects.

Our business is substantially dependent on revenue from property & casualty insurance, health insurance, and life insurance carriers and subject to risks related to such industries in which our partners operate.

A substantial majority of the insurance carriers using our platform are property & casualty insurance carriers, health insurance carriers, and life insurance carriers. Revenue from property & casualty insurance carriers, health insurance carriers, and life insurance carriers accounted for 98.2% and 88.0% of our total revenue for the three month periods ended September 30, 2020 and 2019, respectively, and for 96.3% and 85.9% of our total revenue for the nine month periods ended September 30, 2020 and 2019, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us.

In addition, we are dependent upon the economic success of the automobile, home, and healthcare industries. Decreases in consumer demand generally in such underlying industries could adversely affect the demand for property & casualty insurance, health insurance, and life insurance and, in turn, the number of Consumer Referrals available on our platform. In addition, consumer spending on automobile, home, and healthcare products generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. Downturns in any of these underlying industries, which could be caused by a downturn in the economy at large, could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

Our partners may negotiate with us to reduce our platform fees, which could harm our business, financial condition, operating results, cash flows, and prospects.

Many of the terms of our agreements with our partners, including our platform fees, are specifically negotiated with each partner. Our partners may negotiate with us to reduce our platform fees. The outcome of such negotiations could result in terms that are less favorable to us than those contained in our existing agreements or those obtained by our competitors, which could impact our relationship with our partners and could harm our business, financial condition, operating results, cash flows, and prospects.

Demand partners who access our platform can attract consumers directly through their own customer acquisition strategies, including third-party online platforms and other traditional methods of distribution, or obtain similar services from our competitors. Similarly, supply partners can seek to monetize high-intent consumers or maximize the value of non-converting consumers on their websites by building their own solutions or turning to other service providers or our competitors.

The majority of our demand partners do not have exclusive relationships with us, and they may choose to make systemic or incremental changes in the manner in which they market and distribute their products. They can attract consumers directly through their own customer acquisition strategies, including third-party online platforms and other traditional methods of distribution, such as referral arrangements, physical storefront operations or broker agreements. Such demand partners also may obtain Consumer Referrals through one or more online competitors of our business. If such demand partners determine to compete directly with us or choose to favor one or more third-party platforms, they could cease or reduce purchases of Consumer Referrals on our platform. In our insurance verticals, if consumers seek insurance policies directly from insurance carriers, or if insurance carrier partners seek Consumer Referrals through our competitors or cease providing us with access to their systems or information, the number of transactions by demand partners on our platform may decline, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

Similarly, most of our supply partners do not have exclusive relationships with us, and they can seek other solutions to maximize their consumer traffic monetization, such as building their own solution or turning to other service providers or our competitors in order to monetize high-intent consumers or maximize the value of non-converting consumers on their websites. This could also lead to a reduction in the number of Consumer Referrals made available by supply partners on our platform and materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

If we fail to compete effectively against technology companies engaged in digital customer acquisition and other competitors, we could lose partners and our revenue may decline.

We operate in the broadly defined tech-enabled insurance distribution sector. Within this sector, our closest competitors are technology companies engaged in digital customer acquisition. This sector is intensely competitive, and we expect this competition to continue to increase in the future both from existing and new competitors that provide competing platforms or technology. We compete both for demand partners and high quality Consumer Referrals. We compete on the basis of a number of factors, including return on investment, technology, and client service. With respect to high quality Consumer Referrals and for a share of demand partners’ customer acquisition budgets, we compete with technology companies engaged in digital customer acquisition for insurance carriers as well as other companies including:

•	direct distribution companies focused on insurance products;
•	industry-specific portals or customer acquisition companies with insurance-focused research online destinations;
•	online marketing or media services providers;
•	major internet portals and search engine companies with online advertising platforms; and
•	supply partners with their own sales forces that sell their online Consumer Referrals directly to buyers.

Finding, developing, and retaining high quality Consumer Referrals on a cost-effective basis is challenging because competition for web traffic among technology companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in pricing, declining margins, reduction in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of technology companies, websites, buyers, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Consumer Referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match Consumer Referrals with buyers and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of Consumer Referral inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to Consumer Referrals or web traffic more generally, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from the DTC distribution channel affected and may continue to affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other technology companies engaged in digital customer acquisition deliver to partners, we could lose partners and market share, and our revenue may decline.

If we are unable to develop new offerings, achieve increased partner adoption of those offerings or penetrate new vertical markets, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

Our continued improvement of our product and service offerings is critical to our continued growth. Accordingly, we must continually invest resources in product, technology, and development in order to improve the comprehensiveness and effectiveness of our platform, including by improving upon and expanding the tools we offer to our partners for consumer acquisition cost management and optimization.

In addition, while we have historically concentrated our efforts on the property & casualty insurance, health insurance, and life insurance markets, our growth strategy includes opportunistically penetrating other vertical markets, such as consumer finance, education, and home services. In order to penetrate new vertical markets successfully, it will be necessary to develop an understanding of those new markets and the associated risks, which may require substantial investments of time and resources, and even then we may not be successful and, as a result, our revenue may grow at a slower rate than we anticipate and our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

If we fail to manage future growth effectively, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

We have at times experienced rapid growth and anticipate further growth. This growth has placed significant demands on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate our employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our business, financial condition, operating results, cash flows, and prospects.

Our past growth or the past growth in our verticals or by our competitors may not be indicative of future growth, and our revenue growth rate may decline in the future.

Our past growth or the past growth in our verticals or by our competitors may not be indicative of future growth, if any. We will not be able to grow as expected, or at all, if we do not accomplish the following:

•	maintain and expand the number of demand and supply partners that use our platform;
•	increase the volume and quality of Consumer Referrals available on our platform and otherwise improve the value of our platform for our partners;
•	further improve the quality of our platform; and
•	expand our presence to new verticals.

Our revenue growth rates may also be limited if we are unable to achieve high market penetration rates as we experience increased competition. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.

If we are unable to attract, integrate, and retain qualified employees, our ability to develop and successfully grow our business could be harmed.

Our business depends on our ability to retain our key executives and management, including Steven Yi, Chief Executive Officer and Co-Founder, Eugene Nonko, Chief Technology Officer and Co-Founder, and Tigran

Sinanyan, Chief Financial Officer, and to hire, develop, and retain other key employees. Our ability to expand our business depends on our being able to hire, train, and retain sufficient numbers of experienced information technology employees, as well as other personnel. Our success in recruiting highly skilled and qualified employees can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. This demand is particularly acute in the Seattle, Washington area, where our technology and engineering team is based. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or key employees could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Most of our executive officers and other key employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

A reduction in DTC digital spend by our demand partners or lower conversion results may harm our business, financial condition, operating results, cash flows, and prospects.

We rely on demand partners’ DTC digital spend on our network of supply partner websites and on our proprietary websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of Consumer Referrals. One component of our platform that we use to generate buyer interest is our system of optimization tools, which is designed to offer pricing control, transparency, granular targeting, and real-time response to assist our partners in making buying and selling decisions that optimize customer acquisition spend. Demand partners will stop spending on our platform if their investments do not generate conversion results. The failure of our platform to effectively deliver customer acquisitions in a manner that results in increased revenue for our demand partners could have an adverse impact on our ability to maintain or increase our revenue from our demand partners’ DTC digital spend.

We depend on supply partners on our platform for a majority of our generation of Consumer Referrals. Any decline in the supply of Consumer Referrals available through these supply partners’ websites could cause our revenue to decline or our operating costs to increase.

A majority of the Consumer Referrals available on our platform is attributable to consumer traffic originating from supply partners on our platform. In many instances, supply partners can change the Consumer Referrals they make available on our platform at any time in ways that could impact our results of operations. If a supply partner decides not to make its Consumer Referrals available to us, decides to demand a higher revenue-share or places significant restrictions on the sale of such Consumer Referrals, we may not be able to find Consumer Referrals from other supply partners that satisfies our requirements in a timely and cost-effective manner. Consolidation of sellers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. We cannot assure you that we will be able to acquire Consumer Referrals that meets our partners’ performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.

We rely on data provided to us by our demand partners, our supply partners, and consumers to improve our technology and service offerings, and if we are unable to maintain or increase the amount of such data available to us, we may be unable to provide our demand partners with a bidding experience that is relevant, efficient, and effective or our supply partners with satisfactory revenue yields, which could adversely affect our business, financial condition, operating results, cash flows, and prospects.

Our business relies on the data provided to us by our demand partners, our supply partners, and consumers. The large amount of information we use in operating our platform is critical to the optimal functioning of our platform. If we are unable to maintain or effectively utilize the data provided to us, including data from our demand partners regarding consumer conversion, the value that we provide to our partners may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a negative bidding experience for demand partners using our platform, or decreased yields for supply partners using our platform, and could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

We have made substantial investments, including time and human resources, into our proprietary technology platform, which relies on consumer-provided data, third-party data, predictive modeling, and analytics engines to maximize value for our platform users. We cannot assure you that we will be able to continually collect and retain sufficient data, or improve our data technologies to satisfy our operating needs. Failure to do so could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

In addition, to the extent consumers or third parties provide our suppliers’ websites or our proprietary websites with inaccurate information or fail to provide information, the quality of Consumer Referrals offered to our demand partners though our platform may suffer. A decrease in quality of Consumer Referrals could lead to a reduction in use of our platform by our demand partners.

We depend upon internet search companies to direct a significant portion of visitors to our suppliers’ websites and our proprietary websites. Changes in search engine algorithms have in the past harmed or may in the future harm the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our supply partners’ websites and our proprietary websites and as a result, cause our revenue to decline.

Our success depends on the ability to attract online visitors to our suppliers’ websites and our proprietary websites and convert them into consumers for our partners in a cost-effective manner. We depend on internet search companies to direct a substantial share of visitors to third party and our proprietary websites. Search companies offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the buyer’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality. If one or more of the search engines or other online sources on which we or our suppliers rely for purchased listings modifies or terminates its relationship with us or decides to decrease their rating of the relevance and quality of our websites, our expenses could rise, we could lose consumers, and traffic to our suppliers’ websites and our proprietary websites could decrease, which could in turn decrease the amount and quality of Consumer Referrals made available for sale on our platform. Any of the foregoing could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

The ability to maintain or grow the number of visitors to our suppliers’ websites and our proprietary websites from search companies is not entirely within our control. Search companies frequently revise their algorithms and changes in their algorithms have in the past caused or could in the future cause our suppliers’ websites and our proprietary websites to receive less favorable placements. There have been fluctuations in organic rankings for a number of our suppliers’ websites and some of the paid listing campaigns have also been harmed by search engine algorithmic changes. Search companies could determine that the content of our suppliers’ websites or our proprietary websites is either not relevant or is of poor quality.

In addition, we or our supply partners may fail to optimally manage our paid listings, or our proprietary bid management technologies may fail, which may lead to a decrease in the number of visits to our supply partners’ websites or our proprietary websites. As a result, we may need to use more costly sources to replace lost visitors who could have contributed to our supply of Consumer Referrals, and such increased expense could adversely affect our business, financial condition, operating results, cash flows, and prospects. Even if we succeed in driving traffic to our suppliers’ websites and our proprietary websites, we may not be able to effectively monetize this traffic or otherwise retain users. Failure to do so could result in a smaller supply of Consumer Referrals available on our platform to our demand partners and thus lower revenue, which would have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.

We face risks and uncertainties related to a novel strain of the coronavirus and the disease it causes (COVID-19), which could significantly disrupt our operations and which could have a material and adverse impact on our business, financial condition, operating results, cash flows, and prospects. These risks and uncertainties could pertain to other viruses, pandemics or other unforeseen and broad-based public health crises.

Our business has been and may continue to be adversely impacted by the effects of COVID-19. In addition to negative macroeconomic effects on business and consumer demand, the COVID-19 outbreak and any other related adverse public health developments may cause declines in revenue and margin, and disruption to our business operations. The businesses of our partners have been negatively affected and may continue to be disrupted by reduced demand, declines in consumer credit, increased default rates, absenteeism, quarantines, and restrictions on employees’ ability to work, office closures, and travel or health-related restrictions. For example, in our travel vertical, COVID-19 has led to a dramatic reduction in consumers shopping for travel-related products, and there is uncertainty about the timing and extent to which demand for travel-related products will return to pre-pandemic levels. As a result, we have experienced a dramatic decline in revenue from the travel vertical and expect this trend to continue indefinitely. Certain insurance companies have seen new applications for their various insurance products decrease (e.g., declines in new applications for auto insurance due to lower car sales). Additionally, health insurance and life insurance carriers have faced a significant number of claims related to COVID-19. More generally, insurance companies face risks related to, among others, reduced demand for insurance products and decrease in premium revenue, particularly if their customers are unable to afford insurance, insurance shopping patterns are disrupted, vehicle and home purchases are curtailed, small businesses suspend or discontinue operations, and insurance agencies are unable or unwilling to write business. Depending on the magnitude and duration of any disruption’s effect on demand partners’ customer acquisition spending and/or the availability of quality Consumer Referrals from our supply partners, our business, financial condition, operating results, cash flows, and prospects could be adversely affected.

In addition, COVID-19 or other disease outbreaks will in the short-run, and may over the longer term, adversely affect the economies and financial markets within many countries, including in the United States, resulting in an economic downturn that could negatively affect customer acquisition spend by our demand partners or on consumer insurance product search activity (and, in turn, Consumer Referral availability). For example, certain companies that operate in the consumer credit industries, such as credit cards and personal loans, have tightened their lending criteria, which in turn may impact a consumer’s ability to afford products like insurance, and increased volatility in the financial markets may make it harder for companies to access the capital markets at favorable rates as needed. Such effects of COVID-19, and other similar effects, could result in reduced customer acquisition spend or drops in Consumer Referral availability, which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results, cash flows, and prospects will remain consistent with current or pre-pandemic expectations and/or performances.

Furthermore, we may experience disruptions to our business operations resulting from quarantines, self-isolations, or other restrictions on the ability of our employees to perform their jobs, conduct in-person meetings, and attend tradeshows, which may impact our sales and customer acquisition activities and our ability to design, develop or deliver our products and services in a timely manner or meet partner commitments, which could have a material and adverse impact on our business, financial condition, operating results, cash flows, and prospects.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business, financial condition, operating results, cash flows, and prospects, it may also have the effect of heightening or exacerbating many of the other risks described in these risk factors, such as those relating to a reduction in DTC digital spend by our demand partners, our dependence on insurance carriers and sellers on our platform, seasonal fluctuations, and our ability to raise additional capital or otherwise refinance on acceptable terms when and as needed.

Given that the magnitude and duration of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other pandemics and the imposition of related public health measures and travel and business restrictions could have a material and adverse impact on our business, financial condition, operating results, cash flows, and prospects.

Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, platform, the internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in Los Angeles, a region known for seismic activity. In addition, any unforeseen public health crises, such as epidemics, political crises, terrorist attacks, war, and other political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition, operating results, cash flows, and prospects. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

Our business, financial condition, operating results, cash flows, and prospects are also subject to global economic conditions. If general economic conditions deteriorate in the United States or in other markets where we operate, our demand partners’ customer acquisition spending and consumer insurance product search activity (and in turn, Consumer Referral availability) on our platform may decline. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our business, financial condition, operating results, cash flows, and prospects.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results, financial condition, and prospects.

We may determine to grow our business through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or the acquisitions may cause diversion of management time and focus away from operating our business. Following any acquisition, we may face difficulty integrating technology, finance, and accounting, research and development, human resources, consumer information, and sales and marketing functions; challenges retaining acquired employees; future write-offs of intangibles or other assets; and potential litigation, claims or other known and unknown liabilities.

Depending on the condition of any company or technology we may acquire, that acquisition may, at least in the near term, adversely affect our business, financial condition, operating results, cash flows, and prospects and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not realize the anticipated benefits of any acquisitions and we may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity, and return on assets, and our ability to implement our business strategy and enhance stockholder value, which in turn could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

Future acquisitions also could result in dilutive issuances of our equity securities and the incurrence of debt, which could harm our financial condition.

Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter due to fluctuations in advertising spending, including seasonal and cyclical effects.

In addition to other factors that cause our results of operations to fluctuate, our results are also subject to significant seasonal fluctuation. In our property & casualty insurance vertical, revenue and results in our last fiscal quarter are typically weaker than in our first three fiscal quarters due to lower supply of Consumer Referrals during the holiday period on a cost-effective basis and lower customer acquisition budgets from some demand partners. In our first fiscal quarter, this trend generally reverses with greater supply of Consumer Referrals and often new customer acquisition budgets at the beginning of the year for our partners with fiscal years ending December 31. In our health insurance vertical, revenue and results in our second and third fiscal quarters are typically weaker than in our first and last fiscal quarters during which the open enrollment period for health insurance and annual enrollment for Medicare drives a material increase in consumer search volume for health insurance and Medicare products and a related increase in demand partner customer acquisition budgets.

Other factors affecting our partners’ businesses include macroeconomic factors such as credit availability, the strength of the economy, and employment. Any of the foregoing seasonal trends, or the combination of them, may negatively impact our quarterly revenue and results of operations.

Furthermore, advertising spend on the internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of partners, as well as economic conditions affecting the internet and media industry. For example, weather and other events have in the past, led to short-term decreases in insurance industry partner advertising spend, increases in loss ratios and damage or interruption in our partners’ operations, any of which can lead to decreased partner spend on online performance marketing. In addition, inherent industry specific risks (e.g., insurance industry loss ratios and cutbacks) and poor macroeconomic conditions as well as other short-term events could decrease our partners’ advertising spending and thereby have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

If the market for digital customer acquisition services fails to continue to develop, our success may be limited, and our revenue may decrease.

The digital customer acquisition services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential partners have little or no experience using the internet for customer acquisition purposes and have allocated only limited portions of their customer acquisition budgets to the internet. The adoption of digital customer acquisition, particularly by those companies that have historically relied upon traditional media for customer acquisition, requires the acceptance of a new way of conducting business, exchanging information, and evaluating new customer acquisition technologies and services.

In addition, we may experience resistance from traditional advertising agencies that may be advising our partners. We cannot assure you that the market for digital customer acquisition services will continue to grow. If the market for digital customer acquisition services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited, and our revenue may stop growing or decrease.

If we fail to protect our brand, our ability to expand the use of our platform by buyers and sellers may be adversely affected.

Maintaining strong brand recognition and a reputation for delivering value to our partners is important to our business. A failure by us to protect our brand and deliver on these expectations could harm our reputation and damage our ability to attract and retain partners, which could adversely affect our business, financial condition, operating results, cash flows, and prospects. Furthermore, a failure to protect our trademarks and domain names could adversely affect our brand and make it more difficult for users to find our platform. In addition, our competitors may have more resources than we do and may spend more advertising their brands and services. Accordingly, we could be forced to incur greater expense marketing our brand in the future to preserve our position in the market and, even with such greater expense, may not be successful in doing so. Furthermore, complaints or negative publicity about our business practices, legal compliance, marketing and advertising campaigns, data privacy and security issues, and other aspects of our business, whether valid or not, could damage our reputation and brand. If we are unable to maintain or enhance client awareness of our brand cost-effectively, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of June 30, 2020, we had $97.0 million of outstanding borrowings, net of deferred debt issuance costs of $1.5 million, under our senior secured credit facilities with Monroe Capital Management Advisors, LLC and City National Bank (the “2019 Credit Facilities”) consisting of (i) a $100.0 million term loan and (ii) a $5.0 million revolving credit facility.

On September 23, 2020, we terminated and repaid in full the 2019 Credit Facilities, and QuoteLab, LLC entered into the 2020 Credit Agreement with JPMorgan Chase Bank, N.A., as lender and administrative agent, and the other lenders from time to time party thereto, providing for the 2020 Credit Facilities consisting of (i) the 2020 Term Loan Facility and (ii) the 2020 Revolving Credit Facility. Proceeds from the 2020 Term Loan Facility were used to refinance the 2019 Credit Facilities and pay related fees and expenses and fund a distribution to equity holders of QL Holdings LLC. The 2020 Revolving Credit Facility is available for general corporate purposes. We used a portion of our net proceeds from our initial public offering in October 2020 to repay outstanding borrowings under the 2020 Credit Facilities. We could in the future incur additional indebtedness.

Our existing or future indebtedness could have important consequences, including:

•

requiring us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures or other corporate purposes;

•	increasing our vulnerability to general adverse economic, industry, and market conditions;
•

subjecting us to restrictive covenants, including restrictions on our ability to pay dividends and requiring the pledge of substantially all of our assets as collateral, that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our ability to plan for and respond to business opportunities or changes in our business or industry; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

In addition, our indebtedness under the 2020 Credit Facilities bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs.

We may not have sufficient funds, and may be unable to generate sufficient cash flows from operations, to pay the amounts due under our existing debt instruments. Failure to make payments or comply with other covenants under our existing or future debt instruments could result in an event of default. If an event of default occurs and the lender accelerates the amounts due, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests, if any, in the collateral securing such indebtedness, which includes or could include substantially all of our assets. In addition, the covenants under our existing or future debt instruments, any pledge of our assets as collateral and any negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. Any of these events could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

If we are unable to collect our receivables from our partners, our business, financial condition, operating results, cash flows, and prospects could be adversely affected.

We expect to obtain payment from our partners for work performed and maintain an allowance against receivables for potential losses on partner accounts. Actual losses on partner receivables could differ from those that we have historically experienced or currently anticipate and, as a result, we may need to adjust our allowances. We may not accurately assess the creditworthiness of our partners. Macroeconomic conditions, such as any evolving industry standards, changing regulatory conditions, changing consumer and partner demands, and the effects of COVID-19, could also result in financial difficulties for our partners, including insolvency or bankruptcy. As a result, this could cause partners to delay payments to us, request modifications to their payment arrangements that could extend the timing of cash receipts, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our business, financial condition, operating results, cash flows, and prospects could be adversely affected.

Developments with respect to LIBOR may affect our borrowings under our credit facilities.

On July 27, 2017, the Financial Conduct Authority announced that it would phase-out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it effectively continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

The 2020 Credit Agreement provides that interest may be based on LIBOR and contains provisions for the establishment of a replacement rate to LIBOR in the event LIBOR is phased-out; however, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. The establishment of a replacement rate or implementation of any other potential changes may materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, operating results, cash flows, and prospects may suffer.

Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital beyond our internally generated cash flows. At any given time, if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to you or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

We are subject to income taxes in the United States, various state and local jurisdictions and foreign jurisdictions. Our effective tax rate and profitability could be subject to volatility or adversely affected by a number of factors, including:

•	changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect;
•	changes in accounting and tax standards or practice;
•	changes in the valuation of deferred tax assets and liabilities; and
•	our operating results before taxes.

In addition, we may be subject to audits of our income, sales, and other taxes by U.S. federal, state and local taxing authorities, and foreign authorities. Outcomes from these audits could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

We may from time to time be subject to litigation, which may be extremely costly to defend, could result in substantial judgment or settlement costs or subject us to other remedies.

We are currently not a party to any material legal proceedings. From time to time, however, we may be involved in various legal proceedings, including, but not limited to, actions relating to breach of contract and intellectual property infringement, misappropriation or other violation. Claims may be expensive to defend, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

Sellers, vendors, or their respective affiliates may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose demand partners and revenue.

We generate a majority of our Consumer Referrals from online media that we source directly from our supply partners’ websites, as well as indirectly from the affiliates of our supply partners. We also rely on third-party call centers and email marketers. Some of these third-parties, vendors, and their respective affiliates are authorized to use our demand partners’ brands, subject to contractual restrictions. Any activity by suppliers, vendors, or their respective affiliates which violates the marketing guidelines of our demand partners or that our demand partners view as potentially damaging to their brands, whether or not permitted by our contracts with our demand partners, could harm our relationships and cause demand partners to terminate their relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our suppliers, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our suppliers to monitor and enforce our demand partners’ contractual restrictions on such affiliates, our demand partners may terminate their relationships with us or decrease their customer acquisition budgets with us. In addition, we may also face liability for any failure of our suppliers, vendors or their respective affiliates to comply with regulatory requirements.

The law is unsettled on the extent of liability that an advertiser has for the activities of sellers or vendors. Insurance regulations may impose liability on our demand partners for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us, including indemnification obligations, for the acts of our sellers or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, we could incur damages for the unauthorized or unlawful acts of sellers or vendors.

Risks related to our intellectual property rights and our technology

If we are unable to adequately obtain, maintain, protect or enforce our intellectual property rights, our ability to compete could be harmed.

Our ability to compete effectively depends upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, proprietary systems, and technology. We rely on a combination of trade secret, trademark and copyright law, confidentiality agreements, and technical measures to establish, maintain and protect our intellectual property rights and technology. These laws are subject to change at any time and could further limit our ability to protect our intellectual property rights. Additionally, there is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Despite our efforts to obtain, maintain, protect, and enforce our intellectual property rights, these efforts may not be sufficient to effectively prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information or to prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights and offering similar or superior functionality. To the extent we are able to obtain enforceable intellectual property rights, such intellectual property rights may not prevent third parties from reverse engineering our proprietary information or independently developing product and service technology offerings and services similar to or duplicative of our product and service offerings. For example, monitoring and protecting our intellectual property rights can be challenging and costly and we may not be effective in policing or prosecuting such unauthorized use or disclosure.

We also may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in the U.S. or certain foreign countries, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. because of the differences in foreign patent, trademark, copyright, and other laws concerning proprietary rights. Any of our intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the U.S. or in foreign jurisdictions. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. In addition, our competitors may attempt to copy unprotected aspects of our product design or independently develop similar technology or design around our intellectual property rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation or cause partner confusion through the use of similar service names or domain names. Litigation regarding any intellectual property disputes may be costly and disruptive to us. Any of these results would harm our business, financial condition, operating results, cash flows, and prospects.

Additionally, we rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. We enter into confidentiality and invention assignment agreements with our employees and enter into confidentiality agreements with third parties, including our partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

We currently hold various domain names relating to our brand, including mediaalpha.com, quotelab.com, and healthplans.com. Failure to maintain our domain names could adversely affect our reputation and brand and make it more difficult for current and future partners to find our website and our platform. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate or circumvent our trademarks, copyrights, and other intellectual property rights. Additionally, companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities,” and other intellectual property rights holders may in the future attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements.

Any claim of infringement or other proceeding involving our intellectual property rights by a third party, even those without merit, against us or for which we are required to provide indemnification could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against us. If a third party is able to obtain an injunction preventing us from accessing such third party’s intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products and platform capabilities or cease business activities related to such intellectual property.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Actions we may take to enforce our intellectual property rights may be expensive and divert management’s attention away from the ordinary operation of our business and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and, if such defenses, counterclaims, and countersuits are successful, we could lose valuable intellectual property rights. Our inability to secure and protect our intellectual property rights could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation and brand, and could materially and adversely affect our brand and business, financial condition, operating results, cash flows, and prospects. Furthermore, such enforcement actions, even if successful, may not result in an adequate remedy. In addition, many companies have the capability to dedicate greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.

Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, operating results, cash flows, and prospects. Such claims could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. Further, we might be required to seek a license for third-party intellectual property, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we could be required to develop alternative non-infringing technology, which could require significant time, effort and expense, and may ultimately not be successful. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our services, which could affect our ability to compete effectively. Any of these results would harm our business, financial condition, operating results, cash flows, and prospects.

Our business depends on our ability to maintain and improve the technological infrastructure that supports our platform, and any significant disruption in service on our platform could result in a loss of partners, which could harm our business, financial condition, operating results, cash flows, and prospects.

Our ability to service partners depends on the reliable performance of our technological infrastructure, including the cloud computing platforms we use. Interruptions, delays or failures in these systems, whether due to our cloud computing and other vendors, adverse weather conditions, natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software or otherwise, could be prolonged and could affect the security or availability of our platform. Our systems or those of third parties may also contain undetected errors or other performance problems or may fail due to human error. The reliability and security of our systems, and those of our partners and vendors, is important not only to maintaining our platform, but also to maintaining our reputation and ensuring the proper protection of our confidential and proprietary information. If we experience operational failures or prolonged disruptions or delays in the availability of our systems, we could lose current and potential partners, which could harm our business, financial condition, operating results, cash flows, and prospects.

Any errors, defects, or disruptions in our platform, or other performance problems with our platform could harm our brand and may damage the businesses of our partners. Our online systems, including our platform, could contain undetected errors, or “bugs,” that could adversely affect their performance. Additionally, we update our platform and our other online systems. These updates may contain undetected errors when first introduced or released, which may cause disruptions in our services and may, as a result, cause us to lose current and potential partners, which could harm our business, financial condition, operating results, cash flows, and prospects.

We rely on third-party service providers for many aspects of our business, including the operation of our platform, and any disruption of service experienced by such third-party service provider or our failure to manage and maintain existing relationships or identify other high-quality, third-party service providers could harm our business, financial condition, operating results, cash flows, and prospects.

Information technology systems form a key part of our business and accordingly we are dependent on our relationships with third-party service providers that provide the infrastructure for our platform and technological systems, including our cloud vendors and data center providers. If these third parties experience difficulty providing the services we require or meeting our standards for those services, or experience disruptions or financial distress or cease operations temporarily or permanently, it could make it difficult for us to operate some aspects of our business. In addition, such events could cause us to experience increased costs and delay our ability to provide services to partners until we have found alternative sources of the services provided by these third parties. If we are unsuccessful in identifying or finding high-quality, third-party service providers, if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

We rely on Amazon Web Services to deliver our platform to our partners, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, operating results, cash flows, and prospects.

Amazon Web Services (“AWS”) is a third-party provider of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our platform to AWS. AWS provides the cloud computing infrastructure we use to host our website, serve our users and support our operations and many of the internal tools we use to operate our business. Our platform, website, and internal tools use compute, storage, data transfer, and other functions and services provided by AWS. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events beyond our control. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, resulting in missing financial targets for a particular period. A decision to close the facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate.

Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking, which have become more prevalent in our industry. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our partners’ data or disrupt our ability to provide our platform or service. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to our partners, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. Although alternative data center providers could host our platform on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs. If we are unable to renew our agreement with AWS on commercially reasonable terms, our agreement with AWS is prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If AWS or other infrastructure providers increase the costs of their services, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.

Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or those of our partners or third-party service providers.

Our systems and those of our partners and third-party service providers could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon the ability to protect our or our third-party service providers’ computer equipment and systems against telecommunications failure or a similar catastrophic event. Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, ransomware, viruses, phishing attacks, denial of service or other attacks, breach by intentional or negligent conduct on the part of employees or other internal sources, unauthorized access to data and other electronic security breaches. Concerns about security increase when we transmit information (including personal data) electronically. Electronic transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our buyers, sellers, and third-party service providers. Infiltration of our systems or those of our partners and third-party service providers could in the future lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential or otherwise protected information (including personal data) and the corruption of data.

Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition, operating results, cash flows, and prospects. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from cybersecurity attacks by sophisticated third parties with substantial computing resources and capabilities and other disruptive problems caused by the internet or other users. Such disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability and damage our reputation.

We take efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime, and these efforts may not be successful in preventing, detecting, or stopping attacks. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. Controls employed by our information technology department and our partners and third-party service providers, including cloud vendors, could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

To the extent our systems rely on our partners or third-party service providers, through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized publication of our information or the confidential information of consumers and employees may increase. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate. Although we generally have agreements relating to cybersecurity and data privacy in place with our partners and third-party service providers, they are limited in nature and we cannot assure you that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate or any reimbursement from our partners or third-party service providers in the event we should suffer any such incidents.

Any or all of the issues above could adversely affect our ability to attract new partners and continue our relationship with existing partners, cause our partners to cancel their contracts with us or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, cybersecurity breach or other security incident that we or our partners could experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it may require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have a substantial adverse effect on the price of our Class A common stock. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data. Although we are not aware of any material information security breaches to date, we have detected common types of attempts to attack our information systems and data.

We collect, process, store, share, disclose, transfer, and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand or negatively affect our ability to retain partners and harm our business, financial condition, operating results, cash flows, and prospects.

The operation of our platform involves the collection, processing, storage and transmission of consumers’ information, including personal information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, litigation, and remediation costs, as well as reputational harm, all of which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. For example, unauthorized parties could steal consumer names, email addresses, physical addresses, phone numbers, and other information, which we collect when providing our services.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, and public statements against us by consumer advocacy groups or others, and could cause consumers and partners to lose trust in us, all of which could be costly and have an adverse effect on our business, financial condition, operating results, cash flows, and prospects. Regulatory agencies or business partners may institute more stringent data protection requirements or certifications than those which we are currently subject to and, if we cannot comply with those standards in a timely manner, we may lose the ability to maintain our platform. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer or partner information at risk and could in turn harm our reputation, business, financial condition, operating results, cash flows, and prospects.

There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes to protect the integrity, confidentiality, and security of our and our partners’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

We may be unable to halt the operations of third-party websites that aggregate or misappropriate our data.

From time to time, third parties may misappropriate our data through website scraping, robots, or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may misappropriate data from our platform and attempt to imitate our brand or the functionality of our website. If we become aware of such websites, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may not be adequate to protect us against the effect of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, financial condition, operating results, cash flows, and prospects. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

Our proprietary predictive modeling tools and artificial intelligence algorithms may not operate properly or as we expect them to, which could detrimentally impact our buyers’ advertising campaigns. Moreover, our proprietary predictive modeling tools and artificial intelligence algorithms may lead to unintentional bias and discrimination.

We use proprietary predictive modeling tools and artificial intelligence algorithms in our product offerings. The data that we gather from interactions with consumers is evaluated and curated by proprietary predictive modeling tools and artificial intelligence algorithms. The continuous development, maintenance, and operation of our backend data analytics engine is expensive and complex, and may involve unforeseen difficulties, including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary predictive modeling tools and artificial intelligence algorithms from operating properly. If our data analytics do not function reliably, this could negatively impact either the bidding experience for buyers on our platform or our ability to filter bids as part of the bid screening process or accurately predict a consumer’s buying behavior. Any of these situations could result in buyers’ dissatisfaction with us, which could cause our buyers to stop using our platform or prevent prospective buyers from using our platform. Additionally, our proprietary predictive modeling tools and artificial intelligence algorithms may lead to unintentional bias and discrimination, which could subject us to legal or regulatory liability as well as reputational harm. Any of these eventualities could result in a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

If the way cookies are used or shared, or if the use or transfer of cookies is restricted by third parties outside of our control or becomes subject to unfavorable legislation or regulation, our ability to develop and provide certain products or services could be affected.

Small text files (referred to as “cookies”) placed on internet browsers by certain websites are used to gather data regarding a user’s web browsing activity. For example, cookie data allows us to collect data about the websites and webpages that users may visit or to identify users on other websites who have previously visited our partners’ websites. This information helps us to recognize prior users and to gather accurate conversion data from our partners. The availability of cookie data may be limited by numerous potential factors, including general trends among internet users to refuse to accept cookies on their web browsers, web browsers blocking third-party cookies by default or otherwise transitioning away from using cookies, other laws or regulations limiting the transferability or use of information gathered using cookies, or the refusal of providers of such information to provide it to us or to provide it to us on favorable terms. If we are not able to obtain this information on the terms we anticipate, our product offerings may be affected, which may cause a reduction in revenue or a reduction in revenue growth.

Our use of “open source” software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

Some of our services and technologies incorporate software licensed under so-called “open source” licenses. In addition to risks related to general license requirements, usage of “open source” software can lead to greater risks than use of third-party commercial software, as “open source” licensors generally do not provide warranties or controls on origin of the software or other contractual protections regarding infringement claims or code quality, as it is generally freely accessible, usable, and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Additionally, “open source” licenses frequently require that source code subject to the license be made available to the public, and often require that modifications or derivative works to “open source” software continue to be licensed under “open source” licenses. Certain “open source” licenses mandate that proprietary software, when combined in specific ways with “open source” software, become subject to the “open source” license.

From time to time, companies that incorporate open source software into their platforms have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide our platform. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be subject to significant damages, enjoined from the operation of our platform or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which would adversely affect our business, financial condition, operating results, cash flows, and prospects, and could help our competitors develop platforms that are similar to or better than ours.

We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest, thereby harming our competitive position.

If we apply to register trademarks in the U.S. and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be enforced. Furthermore, the steps that we have already taken to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights. In addition, the registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition.

In addition, opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, operating results, cash flows, and prospects.

Risks related to laws and regulation

Changes in the regulation of the internet could adversely affect our business, financial condition, operating results, cash flows, and prospects.

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines, and internet tracking technologies. In addition, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including with respect to net neutrality, could decrease the demand for our offerings and increase our cost of doing business. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or adversely affect the use of the internet generally, including the viability of internet e-commerce, which could adversely affect our business, financial condition, operating results, cash flows, and prospects.

Our business is subject to a variety of laws and regulations, both in the U.S. and internationally, many of which are evolving.

We are subject to a wide variety of laws and regulations. Laws, regulations, and standards governing issues such as worker classification, employment, payments, worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and mobile and related technologies. Other laws and regulations may be adopted in response to internet, mobile and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us and other online platforms. As our platform’s scope expands, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements or that we are prohibited from conducting our business in or with certain verticals or jurisdictions. It is also possible that certain provisions in agreements with our buyers, sellers, and service providers may be found to be unenforceable or not compliant with applicable law.

Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies and technology companies in general. Regulatory agencies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another. We may become subject to taxation in additional jurisdictions in the future.

Laws and regulations regulating insurance activities are complex and could negatively affect the insurance carriers who use our platform, which could in turn have a material and adverse effect on our business, may reduce our profitability and potentially limit our growth.

The insurance industry in the U.S. is heavily regulated. The insurance regulatory framework addresses, among other things: granting licenses to companies and agents to transact particular business activities; and regulating trade, marketing, compensation, and claims practices. The cost of compliance with such regulations or any non-compliance could impose material costs on them and negatively affect their business, marketing practices, and budgets, any of which could reduce their level of business with us and thus have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact our insurance partners’ businesses. These changes could impact the manner in which they are permitted to conduct their businesses and could force them to reduce the compensation they receive, which could negatively affect their marketing practices, budgets, and overall level of business with us, which could adversely impact our business, financial condition, operating results, cash flows, and prospects.

Changes and developments in the regulation of the healthcare industry could adversely affect our business, financial condition, operating results, cash flows, and prospects.

The U.S. healthcare industry is subject to an evolving regulatory regime at both the federal and state levels. In recent years, there have been multiple reform efforts made within the healthcare industry in an effort to curtail healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and related regulatory reforms have materially changed the regulation of health insurance. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in industry regulation could result in reduced demand for our platform. Our insurance partners may react to existing or future reforms, or general regulatory uncertainty, by reducing their reliance on our platform. Developments of this type could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, impacting the coverage and plan designs that are or will be provided by certain insurance carriers. Health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our platform helps connect consumers to websites and other distribution channels where they can shop for insurance policies from a panel of insurance carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implantation of a single payer system may adversely impact our business, financial condition, operating results, cash flows, and prospects.

Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal information and other data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), Canada’s Anti-Spam Law (“CASL”), the Telephone Consumer Protection Act of 1991 (the “TCPA”), the U.S. Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(c) of the Federal Trade Commission Act, the EU’s General Data Protection Regulation (“GDPR”), supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, and the California Consumer Privacy Act (the “CCPA”). These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Although we endeavor to comply with our published policies and documentation and ensure their compliance with current laws, rules and regulations, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action in the U.S. if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities, private parties or others. In many jurisdictions, enforcement actions and consequences for non-compliance are rising.

In the U.S., these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. A number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically, including those imposed by the New York Department of Financial Services. In addition, privacy advocates and industry groups have proposed and may propose new and different self-regulatory standards that either legally or contractually apply to us. If we fail to follow these security standards even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to the EU. The EU’s data protection landscape is currently unstable, resulting in potentially significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses, the efficacy and longevity of these transfer mechanisms remains uncertain. The enactment of the GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

In addition to the GDPR, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the EU and, as such, will apply to our platform and products and our relationships with our partners. The ePrivacy Directive is expected to be replaced by an EU regulation known as the Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), which is still under development and will replace current national laws that implement the ePrivacy Directive. Additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, which may negatively impact our platform and products and our relationships with our partners.

Complying with the GDPR and the ePrivacy Regulation, when it becomes effective, may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR and ePrivacy Regulation, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.

Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, the collection and storage of healthcare data by health insurance carriers subject them to compliance requirements under HIPAA. HIPAA and its implementing regulations contain substantial restrictions and requirements regarding the use, collection, security, storage, and disclosure of individuals’ protected health information. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Health insurance carriers are covered entities under HIPAA. In the instance we are deemed to be a business associate of such carriers, we may be bound by compliance obligations under HIPAA, including security breach notification obligations, and subject to increased liability as a possible liable party. In such instance, if we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties up to $1.5 million for identical incidences and the possibility of civil litigation.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing partners from using our platform, delay planned uses, and disclosures of data or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

Any legal liability for the information we communicate to consumers could harm our business and operating results.

Consumers may rely upon information we communicate regarding insurance plans, including information relating to insurance premiums, coverage, benefits, exclusions, limitations, availability, and plan comparisons. If we provide inaccurate information or information that could be construed as misleading, we could be found liable for related damages and our relationships with our insurance partners could suffer.

Our and our partners’ communications with potential and existing consumers are subject to laws regulating telephone and email marketing practices.

We and our partners make telephone calls and send emails and text messages to potential and existing consumers. The U.S. regulates marketing by telephone and email and the laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the industry or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. New laws or regulations, or changes to the manner in which existing laws and regulations are interpreted or enforced, may further restrict our and our partners’ ability to contact potential and existing consumers by phone and email and could render us and them unable to communicate with consumers in a cost-effective fashion. The TCPA prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and our partners may be required to comply with these and similar laws, rules and regulations. Failure to comply with obligations and restrictions related to telephone, text message, and email marketing could subject us and them to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm, directly or indirectly, our business, financial condition, operating results, cash flows, and prospects.

Risks related to being a public company

Our quarterly operating results or other operating metrics may fluctuate significantly and may not meet expectations of research analysts, which could cause the trading price of our Class A common stock to decline.

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict.

Period to period variability or unpredictability of our results could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face litigation, including securities class actions.

In addition, if one or more analysts covering our business downgrade their evaluations of our Class A common stock or the stock of other companies in our industry, the price of our Class A common stock could decline. If one or more analysts cease to cover our Class A common stock, we could lose visibility in the market for our Class A common stock, which in turn could cause our stock price to decline.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of income and expense during the reporting periods. If our underlying estimates and assumptions prove to be incorrect or if events occur that require us to revise our previous estimates or assumptions, our business, financial condition, operating results, cash flows, and prospects may be materially and adversely affected.

The obligations associated with being a public company will require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

Prior to our initial public offering in October 2020, we were not required to comply with the requirements of the SEC or to file periodic reports with the SEC. Following the completion of our initial public offering, we are now required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we will also incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the NYSE will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, financial condition, operating results, cash flows, and prospects.

We have identified material weaknesses in our internal control over financial reporting related to the accounting for equity-based compensation arrangements and related to the application of the applicable financial reporting framework in the preparation of financial statements filed with the SEC. If we are unable to remediate the material weakness related to the accounting for equity-based compensation arrangements, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

In connection with the preparation of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The first material weakness we identified relates to the accounting for equity-based compensation arrangements. Specifically, we did not design and maintain effective controls to ensure that the applicable guidance and accounting policies were appropriately applied to equity-based compensation arrangements and were properly reflected in our consolidated financial statements. The material weakness resulted in misstatements to Members’ Equity and Equity-based compensation which resulted in the restatement of our audited consolidated financial statements. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected, and accordingly, we determined this control deficiency constitutes a material weakness.

The second material weakness we identified relates to the application of the applicable financial reporting framework in the preparation of financial statements filed with the SEC, as we did not design and maintain effective controls to ensure the appropriate framework was used in the preparation of the financial statements of QL Holdings LLC for the year ended December 31, 2019 when those financial statements were initially filed as part of a filing with the SEC by an existing investor in QL Holdings LLC. The material weakness resulted in the restatement of the financial statements of QL Holdings LLC for the year ended December 31, 2019 related to (i) the classification of the Class A units of QL Holdings LLC held by Insignia that included a redemption feature and (ii) the recording of accretion of the fair value of such Class A units. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected, and accordingly, we determined this control deficiency constitutes a material weakness. As a result of our initial public offering in October 2020, the conditions that gave rise to the material weakness are no longer be present, as the financial statements of QL Holdings LLC were only prepared for purposes of furnishing or filing with the SEC (i.e., separate private company financial statements will no longer be prepared).

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiency that led to the material weakness that remains unremediated related to the accounting for equity-based compensation arrangements. This includes designing and implementing new control activities related to the accounting for equity-based compensation arrangements, as well as engaging a third-party valuation specialist to supplement our finance and accounting personnel. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiency that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing material weakness or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

In addition, because the material weakness discussed above had not been fully remediated as of September 30, 2020, our management was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2020. See the disclosure under the heading “Evaluation of Disclosure Controls and Procedures” in Item 4 of Part I of this Form 10-Q.

If we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our Class A common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. Moreover, beginning with our second annual report on Form 10-K, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis unless we are a non-accelerated filer. However, while we remain an emerging growth company and elect transitional relief available to emerging growth companies, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting. In addition, in connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2018 and 2019, we identified material weaknesses in our internal control over financial reporting. See “Risk factors—We have identified material weaknesses in our internal control over financial reporting related to the accounting for equity-based compensation arrangements and related to the application of the applicable financial reporting framework in the preparation of financial statements filed with the SEC. If we are unable to remediate the material weakness related to the accounting for equity-based compensation arrangements, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

If we continue to have material weaknesses or identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an unqualified opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to accurately and timely report our financial results. As a result, investors, counterparties, and consumers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our Class A common stock could decline. In addition, we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

These events could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We could continue to be considered an emerging growth company for up to five years, although we would lose that status sooner if our gross revenue exceeds $1.07 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period, or if the fair value of our common stock held by non-affiliates exceeds $700.0 million (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards (for example, Accounting Standards Codification, Topic 842, Leases) at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates, and we will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to us.

Risks related to our Class A common stock

The market price of our Class A common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, price and times desired.

The market price of our Class A common stock may be highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. Some specific factors that may have a significant effect on the market price of our Class A common stock include:

•	actual or anticipated fluctuations in our operating results or those of our competitors;
•	actual or anticipated changes in the growth rate of the online insurance/digital advertising market or the growth rate of our businesses or those of companies that investors deem comparable to us;
•	changes in economic or business conditions;
•	changes in governmental regulation; and
•

publication of research reports about us, our competitors or our industry, or changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of analyst coverage.

We do not intend to pay dividends in the foreseeable future.

The declaration and amount of any future dividends to holders of our Class A common stock will be at the discretion of our Board of Directors in accordance with applicable law and after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows, impact on our effective tax rate, indebtedness, contractual obligations, legal requirements, and other factors that our Board of Directors deems relevant. In addition, the 2020 Credit Agreement may contain restrictions on our ability to pay dividends, subject to certain exceptions. Accordingly, we do not expect to pay dividends in the foreseeable future. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of gain for the foreseeable future.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock eligible for future sale upon the exchange of Class B-1 units of QL Holdings LLC.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Class B-1 units of QL Holdings LLC (together with an equal number of shares of our Class B common stock), or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

After the completion of our initial public offering in October 2020, 33,169,141 Class A-1 units of QL Holdings LLC and 25,536,043 Class B-1 units of QL Holdings LLC were outstanding. Each Class B-1 unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock (or, at our election, cash of an equivalent value), as described in MediaAlpha, Inc.’s prospectus dated October 27, 2020 filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on October 29, 2020 (the “IPO Prospectus”). Pursuant to a registration rights agreement, we have granted registration rights to certain of our existing investors, including White Mountains, Insignia, and the Senior Executives (each, as defined in the IPO Prospectus), with respect to their shares of our Class A common stock, including those delivered in exchange for Class B-1 units of QL Holdings LLC.

Sales of a substantial number of shares of our Class A common stock by our pre-initial public offering stockholders (“pre-IPO stockholders”) in the public market could cause the price of our Class A common stock to fall.

If our pre-IPO stockholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decrease significantly. The perception in the public market that our pre-IPO stockholders might sell shares of Class A common stock could also depress our market price. As of the completion of our initial public offering, we had 33,169,141 shares of Class A common stock outstanding. Our executive officers and directors are subject to the lock-up agreements and the Rule 144 holding period requirements described in our IPO Prospectus. After all of these lock-up periods have expired and the holding periods have elapsed and, in the case of any restricted stock, the shares have vested, additional shares will be eligible for sale in the public market. The market price of shares of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices. Under such announced policies, the dual class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Certain provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, our stockholders’ agreement entered into with our pre-IPO stockholders (“Stockholders’ Agreement”), and of Delaware law may prevent or delay an acquisition of MediaAlpha, Inc., which could decrease the trading price of our Class A common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Stockholders’ Agreement contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Among other things, these provisions:

•	divide our Board of Directors into three staggered classes of directors that are each elected to three-year terms;
•	provide the Board of Directors with the sole ability to fill a vacancy created by the expansion of the Board of Directors;
•

prohibit stockholder action by written consent after the date on which White Mountains, Insignia, and the Founders cease to collectively own at least a majority in voting power of shares of our common stock;

•

authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	prohibit cumulative voting in the election of directors, which could otherwise allow less than a majority of stockholders to elect director candidates;
•

provide that special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the chairman of our board, the Chief Executive Officer or, so long as White Mountains, Insignia, and the Founders collectively own at least a majority in voting power of shares of our common stock, any such stockholder, subject to certain limitations;

•	require advance notice to be given by stockholders for any stockholder proposals or director nominees;

•

after the date on which White Mountains, Insignia, and the Founders cease to collectively own at least a majority in voting power of shares of our common stock, require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of common stock to amend certain provisions of our amended and restated certificate of incorporation and any provision of our amended and restated bylaws;

•

after the date on which White Mountains, Insignia, and the Founders cease to collectively own at least a majority in voting power of shares of our common stock, require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of common stock to remove directors and only for cause;

•

provide that each of White Mountains, Insignia and the Founders will be entitled to (i) nominate two directors to the Board of Directors for so long as such stockholder owns at least 12.5% of our issued and outstanding shares of common stock as of the closing of our initial public offering and (ii) nominate one director to the Board of Directors for so long as such stockholder owns less than 12.5% but at least 5% of our issued and outstanding shares of common stock as of the closing of our initial public offering;

•	provide that White Mountains, Insignia and the Founders will agree to vote for each other’s board nominees pursuant to the terms of the Stockholders’ Agreement; and
•

require the prior written consent of a majority in interest of White Mountains, Insignia and the Founders for any change in the size of the Board of Directors and to engage in change in control transactions, for so long as such stockholders own at least a majority of the issued and outstanding shares of common stock.

In addition, Section 203 of the General Corporate Law of the State of Delaware (the “DGCL”) may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contain provisions that have the same effect as Section 203 of the DGCL, except that they provide that each of White Mountains, Insignia, and the Founders and their respective affiliates and transferees are not be deemed to be “interested stockholders,” and accordingly will not be subject to such restrictions.

These and other provisions could have the effect of discouraging, delaying or preventing a transaction involving a change in control of our company or could make it more difficult for you and other stockholders to elect directors of your choosing or to cause us to take other corporate actions that you desire.

Our amended and restated certificate of incorporation and Stockholders’ Agreement contain provisions renouncing our interest and expectation to participate in certain corporate governance opportunities identified by or presented to certain of our existing investors.

Each of White Mountains, Insignia, and the Founders and their respective affiliates may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our amended and restated certificate of incorporation and Stockholders’ Agreement provide that such stockholders and their respective affiliates will not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that White Mountains, Insignia or the Founders or any of their respective affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they will have no duty to communicate or offer such corporate opportunity to us. Our amended and restated certificate of incorporation and Stockholders’ Agreement also provide that, to the fullest extent permitted by law, none of such stockholders or their respective affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that any such stockholder or any of its affiliates directs such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we will waive and renounce any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects if attractive business opportunities are allocated by White Mountains, Insignia or the Founders to themselves or their respective affiliates instead of to us.

Our amended and restated certificate of incorporation contains exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

Our amended and restated certificate of incorporation provides that unless the Board of Directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, are the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine under Delaware law. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to this forum provision, a court of a state other than the State of Delaware could decide that such provisions are not enforceable under the laws of that state. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our Class A common stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our amended and restated bylaws provide that, if a claiming party brings certain actions against us and is not successful on the merits, then it will be obligated to pay our litigation costs, which could have the effect of discouraging litigation, including claims brought by our stockholders.

Our amended and restated bylaws provide that, except to the extent prohibited by the DGCL, and unless our Board of Directors otherwise approves, in the event that any claiming party (a) initiates, asserts, joins, offers substantial assistance to or has a direct financial interest in a covered proceeding and (b) such claiming party does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought by such claiming party, then each such claiming party will be obligated to reimburse us and any applicable director, officer or other employee for all fees, costs, and expenses of every kind and description (including, but not limited to, all attorneys’ fees and other litigation expenses) that we or any such director, officer or other employee actually incurs in connection with the covered proceeding. While application of this standard will necessarily need to take into account the particular facts, circumstances, and equities of any particular claim, we would expect a claiming party to be required to prevail on the merits on substantially all of the claims asserted in the complaint and, as a result, receive substantially the full remedy that it was seeking (including, if applicable, any equitable remedy) in order to avoid responsibility for reimbursing such fees, costs, and expenses. Any person or entity purchasing or otherwise acquiring any interest in the shares of our capital stock will be deemed to have notice of and consented to this provision. This provision could have the effect of discouraging litigation against us, including claims brought by our stockholders and including claims that are partially (but not wholly) successful on the merits. However, it is currently unclear whether the Delaware legislature will take action to eliminate or limit the ability of stock corporations to implement provisions such as this, or whether Delaware courts will enforce in full a provision such as this for a Delaware stock corporation. If the Delaware legislature takes action to limit or eliminate our ability to include this provision in our amended and restated bylaws or a court were to find this provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our Board of Directors has the ability to issue blank check preferred stock, which may discourage or impede acquisition attempts or other transactions.

Our Board of Directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Our Board of Directors will make any determination to issue shares of preferred stock based on its judgment as to our and our stockholders’ best interests. Our Board of Directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then prevailing market price of the stock.

Different interests among our investors or between our investors and us, including with respect to related party transactions, could prevent us from achieving our business goals.

For the foreseeable future, we expect that a majority of our Board of Directors will include directors who are affiliated with White Mountains, Insignia, and the Founders. Certain of our pre-IPO stockholders could have business interests that conflict with those of the other investors, which may make it difficult for us to pursue strategic initiatives that require consensus among our owners.

Our relationship with our pre-IPO stockholders could create conflicts of interest among our investors, or between our investors and us, in a number of areas relating to our past and ongoing relationships. In addition, our pre-IPO stockholders may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivables agreement, and whether and when we should terminate the tax receivables agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO stockholders’ tax or other considerations even where no similar benefit would accrue to us. Except as set forth in the tax receivables agreement and the Stockholders’ Agreement, there are no formal dispute resolution procedures in place to resolve conflicts between us and our pre-IPO stockholders or among our pre-IPO stockholders. We may not be able to resolve any potential conflicts between us and an pre-IPO stockholders and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our company which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of such pre-IPO stockholders, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power may have a negative impact on the price of our Class A common stock.

Pursuant to the Stockholders’ Agreement, certain of our actions will generally require prior written consent of a majority in interest of White Mountains, Insignia, and the Founders, for so long as such stockholders continue to own at least a majority of the issued and outstanding shares of common stock. Each of White Mountains, Insignia, and the Founders is also entitled to nominate one or two directors to the Board of Directors for so long as such stockholder owns at least 12.5%, in the case of two directors, or less than 12.5% but at least 5%, in the case of one director, of our issued and outstanding shares of common stock as of the closing of our initial public offering.

Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contain provisions that have the same effect as Section 203 of the DGCL, except that they provide that each of White Mountains, Insignia, and the Founders and their respective affiliates and transferees are not deemed to be “interested stockholders,” and accordingly are not subject to such restrictions.

In addition, because Insignia and the Founders hold their economic interest in our business indirectly through QL Holdings LLC, but not through MediaAlpha, Inc., these existing owners may have conflicting interests with holders of shares of our Class A common stock.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain of our pre-IPO stockholders that are a party to the Stockholders’ Agreement own a majority of the voting power of our outstanding common stock. Accordingly, we are considered a “controlled company” under the NYSE rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of listing of our Class A common stock:

•	we have a board that is composed of a majority of “independent directors” as defined under the NYSE rules; and
•	we have a compensation committee and a nominating and corporate governance committee that is composed of independent directors.

We intend to continue to take advantage of these exemptions for so long as we continue to qualify as a “controlled company.” Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Risks related to our structure

We are a holding company and our only material asset is our indirect interest in QL Holdings LLC and, accordingly, we are dependent upon distributions from QL Holdings LLC to pay taxes and other expenses.

We are a holding company and have no material assets other than our indirect ownership of Class A-1 units of QL Holdings LLC. We have no independent means of generating revenue, all of which will be generated by QL Holdings LLC’s subsidiary, QuoteLab, LLC. QL Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us. Accordingly, we will owe income taxes on our allocable share of any such income. In addition, we will continue to incur expenses related to our operations. We intend (a) to cause QuoteLab, LLC to make cash distributions to its sole member, QL Holdings LLC, and (b) in turn to cause QL Holdings LLC to make pro rata cash distributions, or tax distributions, to its members, including us, to (i) fund our U.S. federal, state and local tax obligations in respect of our allocable share of QL Holdings LLC’s taxable income and (ii) cover our obligations under the tax receivables agreement, as described in our IPO Prospectus. In certain cases, QL Holdings LLC may also make tax distributions for a fiscal quarter to another member in respect of its pre-exchange allocable share of QL Holdings LLC’s taxable income for such fiscal quarter relating to Class B-1 Units (if any) transferred to us by such member (pursuant to the exchange agreement) before the applicable tax distribution date. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and QL Holdings LLC or QuoteLab, LLC is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected. To the extent that we are unable to make payments under the tax receivables agreement for any reason, such payments will be deferred and will accrue interest until paid.

In certain circumstances, recently enacted legislation may impute liability for adjustments to QL Holdings LLC’s tax return on QL Holdings LLC itself, which may cause QL Holdings LLC to be subject to material liabilities.

Recently enacted legislation may impute liability for adjustments to a partnership’s tax return on the partnership itself in certain circumstances, absent an election to the contrary. QL Holdings LLC may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect.

We will be required to pay Insignia, the Senior Executives, and White Mountains for certain tax benefits we may claim in the future, and these amounts are expected to be material.

In connection with our initial public offering in October 2020, we purchased Class B-1 units of QL Holdings LLC from certain unitholders (including the Selling Class B-1 Unit Holders). In the future, Class B-1 units of QL Holdings LLC may be exchanged, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock (or, at our election, cash of an equivalent value). Our initial purchase of units, the Pre-Offering Leveraged Distribution and other actual or deemed distributions by QL Holdings LLC to its members, and the future exchanges of Class B-1 units of QL Holdings LLC may result in increases in our share of the tax basis of the assets of QL Holdings LLC. In addition, certain net operating losses of Intermediate Holdco may be available to us as a result of the transactions described in the IPO Prospectus. We entered into a tax receivables agreement with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QL Holdings LLC and certain net operating losses of Intermediate Holdco. Pursuant to the tax receivables agreement, we will pay Insignia and the Senior Executives 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of these possible increases in tax basis as well as certain other tax benefits attributable to payments under the tax receivables agreement itself. The tax receivables agreement also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to our initial public offering and the deduction of any imputed interest attributable to our payment obligations under the tax receivables agreement.

The payments that we make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of October 27, 2020, if all of the Class B-1 units of QL Holdings LLC were acquired by us in taxable transactions at the time of the completion of our initial public offering for a price of $19 per Class B-1 unit of QL Holdings LLC, we estimate that the amount that we would be required to pay under the tax receivables agreement could be approximately $161.2 million. The actual amount we will be required to pay under the tax receivables agreement may be materially greater than this hypothetical amount as potential future payments will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character, and timing of our income and the tax rates then applicable. Payments under the tax receivables agreement are not conditioned on Insignia’s, the Senior Executives’, or White Mountains’ continued ownership of any of our equity.

We will not be reimbursed for any payments made to Insignia, the Senior Executives, or White Mountains under the tax receivables agreement in the event that any tax benefits are disallowed.

Although we are not aware of any issue that would cause the U.S. Internal Revenue Service (the “IRS”) or other relevant tax authorities to challenge potential tax basis increases or other tax benefits covered by the tax receivables agreement, if the IRS successfully challenges the tax basis increases or the existence or amount of the net operating losses at any point in the future after payments are made under the tax receivables agreement, we will not be reimbursed for any payments made under the tax receivables agreement (although future payments under the tax receivables agreement, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the IRS). As a result, we could make payments under the tax receivables agreement in excess of our cash tax savings that we ultimately realize. We might not determine whether we have effectively made such excess cash payments for a number of years following the time of such payments.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from our purchase (through Intermediate Holdco) of Class B-1 units of QL Holdings LLC from certain unitholders (including the Selling Class B-1 Unitholders) in connection with our initial public offering, the Pre-Offering Leveraged Distribution and other actual or deemed distributions by QL Holdings LLC to its members, future exchanges of Class B-1 units of QL Holdings LLC, the utilization of pre-offering net operating losses of Intermediate Holdco, and payments made under the tax receivables agreement.

Our ability to realize the tax benefits that we currently expect to be available as a result of (i) the increases in tax basis created by our purchase (through Intermediate Holdco) of Class B-1 units of QL Holdings LLC from certain unitholders (including the Selling Class B-1 Unitholders) in connection with our initial public offering or by any future exchanges of Class B-1 units of QL Holdings LLC, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock (or, at our election, cash of an equivalent value), (ii) the Pre-Offering Leveraged Distribution and other actual or deemed distributions by QL Holdings LLC to its members that result in tax basis adjustments to the assets of QL Holdings LLC, (iii) payments made pursuant to the tax receivables agreement, (iv) our ability to utilize the pre-offering net operating losses of Intermediate Holdco, and (v) our ability to utilize the interest deductions imputed under the tax receivables agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which the deductions arising from such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

In certain cases, payments by us under the tax receivables agreement may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the tax receivables agreement.

The tax receivables agreement provides that upon certain changes of control, or if, at any time, we elect an early termination of the tax receivables agreement or are in material breach of our obligations under the tax receivables agreement, we will be required to make immediate payments to the tax receivables agreement’s counterparties equal to the present value of the anticipated future tax benefits. Such payments would be based on certain valuation assumptions and deemed events set forth in the tax receivables agreement, including the assumption that we have sufficient taxable income to fully use such tax benefits. The benefits would be payable even though, in certain circumstances, no Class B-1 units of QL Holdings LLC have actually been exchanged and no net operating losses are actually used at the time of the accelerated payments. Accordingly, payments under the tax receivables agreement may be made years in advance of the actual realization, if any, of the anticipated tax benefits and may be significantly greater than the benefits we eventually realize. In these situations, our obligations under the tax receivables agreement could have a substantial negative impact on our liquidity.

We may not be able to finance our obligations under the tax receivables agreement and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the tax receivables agreement could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of holders of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In connection with the Reorganization Transactions and the IPO, on October 27, 2020, MediaAlpha, Inc. issued 26,141,535 shares of Class A common stock and 30,308,492 shares of Class B common stock to members of QLH who retained Class B-1 units of QLH. The issuances of shares of Class A and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act or Rule 701 thereunder. The members of QLH who retained Class B-1 Units have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Class B-1 Units, along with a corresponding number of shares of our Class B common stock, as applicable, for shares of our Class A common stock on a one-for-on basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions.

Use of Proceeds from Public Offering of Common Stock

On October 30, 2020, we closed the IPO, in which we sold 7,027,606 shares of Class A common stock at a price to the public of $19.00 per share, including 769,104 shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249326), which was declared effective by the SEC on October 27, 2020. The shares were sold for an aggregate offering price of approximately $133.5 million. We raised $124.2 million in net proceeds after deducting $9.3 million in underwriters' discounts and commissions but before deducting offering costs. As of December XX, 2020, we have reclassified approximately $12.0 million in offering costs into stockholders' equity as a reduction of the net proceeds received from the IPO. The managing underwriters of our IPO were J.P. Morgan Securities LLC and Citigroup Global Markets, Inc. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

MediaAlpha, Inc. contributed $84.3 million of the net proceeds to Intermediate Holdco for Intermediate Holdco to purchase Class B-1 Units of QLH from the Selling Class B-1 Unit Holders.  Additionally, MediaAlpha, Inc. contributed $23.6 million of the net proceeds to Intermediate Holdco for further contribution to QLH, which was used to repay outstanding borrowings under the 2020 Term Loan Facility.  The remaining net proceeds of $16.3 million were contributed to Intermediate Holdco for further contribution to QLH and QL to pay for costs associated with the offering and to use for working capital, capital expenditures and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6 Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020

3.2	Amended and Restated Bylaws of MediaAlpha, Inc.	8-K	001-39671	3.2	November 2, 2020

10.1	Fourth Amended and Restated Limited Liability Company Agreement of QL Holdings LLC, dated October 27, 2020	8-K	001-39671	10.1	November 2, 2020

10.2	Tax Receivables Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC and certain other parties thereto	8-K	001-39671	10.2	November 2, 2020

10.3	Exchange Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC, Guilford Holdings, Inc. and holders of Class B-1 units of QL Holdings LLC party thereto	8-K	001-39671	10.3	November 2, 2020

10.4	Stockholders Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC and Steven Yi, Eugene Nonko and Ambrose Wang, together with their respective holding entities through which they indirectly hold common stock of MediaAlpha, Inc.	8-K	001-39671	10.4	November 2, 2020

10.5	Reorganization Agreement, dated October 27, 2020, by and among MediaAlpha ,Inc., QL Holdings LLC, QuoteLab, LLC, Guilford Holdings, Inc., White Mountains Investments (Luxembourg) S.a.r.l., White Mountains Insurance Group, Ltd., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto.	8-K	001-39671	10.5	November 2, 2020

10.6	MediaAlpha, Inc. 2020 Omnibus Incentive Plan	8-K	001-39671	10.6	November 2, 2020

10.7	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Founders	8-K	001-39671	10.7	November 2, 2020

10.8	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award for Officers other than Founders	8-K	001-39671	10.8	November 2, 2020

10.9	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Directors	8-K	001-39671	10.9	November 2, 2020

10.10	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Steven Yi, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.10	November 2, 2020

10.11	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Eugene Nonko, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.11	November 2, 2020

10.12	Employment Agreement, dated as of October 27, 2020, by and among Tigran Sinanyan, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.12	November 2, 2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MediaAlpha, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIAALPHA, INC.

Date:	December 11, 2020	/s/ Tigran Sinanyan
Tigran Sinanyan
Chief Financial Officer & Treasury