Form 10-Q
period 2021-03-31
MediaAlpha, Inc.
filed 2021-05-14
CIK 1818383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, there were 38,623,954 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 21,078,247 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

MediaAlpha, Inc. and Subsidiaries

Certain Definitions

As used in this Quarterly Report on Form 10-Q:

•	“Class A-1 units” refers to the Class A-1 units of QL Holdings LLC (“QLH”).
•	“Class B-1 units” refers to the Class B-1 units of QLH.
•	The “Company,” “we,” or “us” refers to MediaAlpha, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
•	“Consumer Referral” means any consumer click, call or lead purchased by a buyer on our platform.
•	“Consumers” and “customers” refer interchangeably to end consumers. Examples include individuals shopping for insurance policies.
•	“Digital consumer traffic” refers to visitors to the mobile, tablet, desktop and other digital platforms of our supply partners, as well as to our proprietary websites.
•	“Direct-to-consumer” or “DTC” means the sale of insurance products or services directly to end consumers, without the use of retailers, brokers, agents or other intermediaries.
•	“Distributor” means any company or individual that is involved in the distribution of insurance, such as an insurance agent or broker.
•	“Exchange agreement” means the exchange agreement, dated as of October 27, 2020 by and among MediaAlpha, Inc., QLH, Intermediate Holdco, Inc. and certain Class B-1 unitholders of QLH party thereto
•	“Founders” means, collectively, Steven Yi, Eugene Nonko, and Ambrose Wang.
•	“High-intent” consumer or customer means an in-market consumer that is actively browsing, researching or comparing the types of products or services that our partners sell.
•	“Insignia” means Insignia Capital Group, L.P. and its affiliates.
•	“Intermediate Holdco” means Guilford Holdings, Inc., our wholly owned subsidiary and the owner of all Class A-1 units.
•	“Inventory,” when referring to our supply partners, means the volume of Consumer Referral opportunities.
•	“IPO” means our initial public offering of our Class A common stock on October 30, 2020.
•

“Legacy Profits Interest Holders” means certain current or former employees of QLH or its subsidiaries (other than the Senior Executives), who indirectly held Class B units in QLH prior to our IPO and includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH (which holding companies may or may not include QL Management Holdings LLC).

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

•	“Reorganization Transaction” means the series of reorganization transactions completed on October 27, 2020 in connection with our IPO.
•

“Secondary Offering” means the means the sale of 8,050,000 shares of Class A common stock pursuant to the registration statement on Form S-1 (File No. 333-254338), which was declared effective by the SEC on March 18, 2021.

•

“Senior Executives” means the Founders and the following officers at the Company that held Class B units in QLH prior to the IPO: Keith Cramer, Tigran Sinanyan, Lance Martinez, Brian Mikalis, Robert Perine, Jeff Sweetser, Serge Topjian, and Amy Yeh. This term also includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH.

•

“Selling Class B-1 Unit Holders” means Insignia, the Senior Executives, and the Legacy Profits Interests Holders who sold a portion of their Class B-1 units to Intermediate Holdco in connection with the IPO.

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

•	Our ability to attract, integrate and retain qualified employees;

•	Reductions in DTC digital spends by our buyers;

•	Our dependence on supply partners for the generation of a majority of our Consumer Referrals;

•	Our dependence on internet search companies to direct a significant portion of visitors to our suppliers’ websites and our proprietary websites;

•	The novel strain of the coronavirus and the disease it causes (COVID-19);

•	Our existing and future indebtedness;

•	Disruption to operations as a result of future acquisitions;

•	Failure to obtain, maintain, protect and enforce our intellectual property rights, proprietary systems, technology and brand;

•	Our ability to develop new offerings and penetrate new vertical markets;

•	Our ability to manage future growth effectively;

•	Our reliance on data provided to us by our demand and supply partners and consumers;

•	Natural disasters, public health crises, political crises, economic downturns, or other unexpected events;

•	Significant estimates and assumptions in the preparation of our consolidated financial statements;

•	Potential litigation and claims, including IP disputes;

•	Our ability to collect our receivables from our partners;

•	Developments with respect to LIBOR;

•	Fluctuations in our financial results caused by seasonality;

•	The development of the DTC insurance distribution sector and evolving nature of our relatively new business model;

•	Disruptions to or failures of our technological infrastructure and platform;

•	Failure to manage and maintain relationships with third-party service providers;

•	Cybersecurity breaches or other attacks involving our systems or those of our partners or third-party service providers;

•	Our ability to protect consumer information and other data and risks of reputational harm due to an actual or perceived failure by us to protect such information and other data;

•	Risks related to being a public company;

•	Risks related to shares of our Class A common stock;

•

Risks related to our intention to take advantage of certain exemptions as a “controlled company” under the rules of the NYSE, and the fact that the interests of our controlling stockholders (White Mountains, Insignia, and the Founders) may conflict with those of other investors;

•	Risks related to our corporate structure; and

•	The other risk factors described under Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K.

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

Part I. Financial Information

Item 1. Financial Statements.

MediaAlpha, Inc. and subsidiaries

Consolidated Balance Sheets

(Unaudited; in thousands, except share data and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$12,853	$23,554
Accounts receivable, net of allowance for credit losses of $596 and $438, respectively	80,268	96,295
Prepaid expenses and other current assets	7,251	7,950
Total current assets	100,372	127,799
Property and equipment, net	749	762
Intangible assets, net	14,805	15,551
Goodwill	18,402	18,402
Deferred tax asset	91,278	31,613
Other assets	16,085	16,210
Total assets	$241,691	$210,337
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$64,574	$98,249
Accrued expenses	5,360	9,206
Total current liabilities	69,934	107,455
Long-term debt	183,004	182,668
Liabilities under tax receivable agreement, net of current portion	75,355	22,498
Other long-term liabilities	2,823	2,834
Total liabilities	331,116	315,455
Commitments and contingencies (Note 7)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 38.2 million and 33.4 million shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	382	334
Class B common stock, $0.01 par value - 100 million shares authorized; 21.1 million and 25.5 million shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	210	255
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	387,284	384,611
Accumulated Deficit	(418,679)	(418,973)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(30,803)	$(33,773)
Non-controlling interest	(58,622)	(71,345)
Total stockholders' (deficit)	$(89,425)	$(105,118)
Total liabilities and stockholders' deficit	$241,691	$210,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries

Consolidated Statements of Operations

(Unaudited; in thousands, except share data and per share amounts)

	Three months ended March 31,
	2021	2020
Revenue	$173,588	$119,445
Cost and operating expenses
Cost of revenue	147,179	100,669
Sales and marketing	5,384	3,136
Product development	3,315	1,843
General and administrative	15,746	3,247
Total cost and operating expenses	171,624	108,895
Income from operations	1,964	10,550
Other (income), net	(150)	—
Interest expense	2,301	1,715
Total other expense	2,151	1,715
(Loss) income before income taxes	(187)	8,835
Income tax (benefit)	(364)	—
Net income	$177	$8,835
Net income attributable to QLH prior to Reorganization Transactions	—	8,835
Net (loss) attributable to non-controlling interest	(117)	—
Net income attributable to MediaAlpha, Inc.	$294	$—
Net income per share of Class A common stock
-Basic	$0.01	$—
-Diluted	$0.00	$—
Weighted average shares of Class A common stock outstanding
-Basic	33,136,632	—
-Diluted	62,163,390	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

MediaAlpha, Inc. and subsidiaries

Consolidated Statements of Redeemable Class A units, Members’ Deficit, and Stockholders’ Deficit

(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,190	—	—	6,190
Exchange of non-controlling interest for Class A common stock	4,457,796	45	(4,457,796)	(45)	(12,716)	—	12,716	—
Vesting of restricted stock units	444,030	4	—	—	—	—	—	4
Equity-based compensation, net of forfeitures	(58,608)	(1)	—	—	10,475	—	124	10,598
Tax withholding on vesting of restricted stock units	—	—	—	—	(1,276)	—	—	(1,276)
Net income (loss)	—	—	—	—	—	294	(117)	177
Balance at March 31, 2021	38,214,274	$382	21,078,247	$210	$387,284	$(418,679)	$(58,622)	$(89,425)

	Redeemable Class A		Members' Equity	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Amount	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019	284,211	$74,097	$79,547	—	$—	—	$—	$—	$(193,143)	$—	$(113,596)
Remeasurement of redeemable Class A units	—	20,342	—	—	—	—	—	—	(20,342)	—	(20,342)
Class B repurchased	—	—	—	—	—	—	—	—	(1,952)	—	(1,952)
Equity-based compensation	—	—	1,266	—	—	—	—	—	—	—	1,266
Net income	—	—	—	—	—	—	—	—	8,835	—	8,835
Balance at March 31, 2020	284,211	$94,439	$80,813	—	$—	—	$—	$—	$(206,602)	$—	$(125,789)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$177	$8,835
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity-based compensation expense	10,602	568
Depreciation expense on property and equipment	82	67
Amortization of intangible assets	746	804
Amortization of deferred debt issuance costs	345	113
Bad debt expense	157	107
Deferred taxes	(358)	—
Tax receivable agreement liability adjustments	(156)	—
Changes in operating assets and liabilities:
Accounts receivable	15,870	8,012
Prepaid expenses and other current assets	690	(54)
Other assets	125	(4,750)
Accounts payable	(33,675)	(2,615)
Accrued expenses	(3,961)	(3,796)
Net cash (used in) provided by operating activities	(9,356)	7,291

Cash flows from investing activities
Purchases of property and equipment	(69)	(17)
Net cash used in investing activities	(69)	(17)

Cash flows from financing activities
Proceeds received from:
Revolving line of credit	—	2,500

Payments made for:
Repayments on revolving line of credit	—	(2,500)
Repayments on long-term debt	—	(562)
Repurchase of Class B units at QLH up to fair value	—	(1,254)
Shares withheld for taxes on vesting of restricted stock units	(1,276)	—
Net cash used in financing activities	(1,276)	(1,816)
Net (decrease) increase in cash and cash equivalents	(10,701)	5,458
Cash and cash equivalents, beginning of period	23,554	10,028
Cash and cash equivalents, end of period	$12,853	$15,486
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$754	$1,604
Redemption of Class B units of QLH in excess of fair value	$—	$698
Non-cash Investing and Financing Activities:
Establishment of liabilities under the tax receivable agreement	$(53,117)	$—
Establishment of deferred tax assets	$(59,307)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MediaAlpha, Inc. and subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Our significant accounting policies are included in the 2020 Annual Report on Form 10-K and did not materially change during the first quarter of 2021.

Basis of presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair statement of the financial position and interim results of the Company as of and for the periods presented have been included.

The December 31, 2020 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As the Company's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with our consolidated financial statements and related notes in the 2020 Annual Report on Form 10-K.

Impact of COVID-19

The COVID-19 pandemic continues to impact the United States and many countries around the world. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on our business and operations are uncertain and we are unable to estimate the full impact currently. However, our travel vertical has experienced a decline in revenue and, although we do not believe the situation will materially impact our liquidity or capital position, we do not expect revenue from the travel vertical to recover in the foreseeable future.

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

Accounts receivable

We estimate expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging and any customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $0.6 million as of March 31, 2021 and $0.4 million as of December 31, 2020, respectively.

Concentrations of credit risk and of significant customers and suppliers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts, and believes it is not exposed to unusual credit risk beyond the normal credit risk in this area based on the financial strength of institutions with which the Company maintains its deposits.

Our accounts receivable, which are unsecured, may expose us to credit risk due to collectability. We control credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivables, and recording allowances for credit losses.

Customer concentrations consisted of three customers that accounted for approximately $68 million or 39% of revenue for the three months ended March 31, 2021 and one customer that accounted for approximately $22 million, or 18% of revenue for the three months ended March 31, 2020. Our two largest customers accounted for approximately, $23 million or 28% and $33 million or 35% of our accounts receivable as of March 31, 2021and December 31, 2020, respectively.

The Company’s accounts payable can expose the Company to business risks such as supplier concentrations. For the three months ended March 31, 2021 and 2020, supplier concentrations consisted of two suppliers that accounted for approximately $32 million or 21% and $23 million or 21% of total purchases, respectively. Our two largest suppliers accounted for approximately $20 million or 32% and $25 million or 25% of total accounts payable as of March 31, 2021 and December 31, 2020, respectively.

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

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). We adopted ASU 2016-13 and its related amendments, as applicable, on January 1, 2021. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective annual reporting periods beginning after December 15, 2020 and the interim periods within annual periods beginning after December 15, 2021 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted the ASU using prospective transition as of January 1, 2021. The adoption of the new accounting guidance did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 for public companies and for fiscal years beginning after December 15, 2021 for all other entities and early adoption is permitted. We early adopted this ASU on January 1, 2021 and the adoption did not have a material impact on our consolidated financial statements.

Recently issued not yet adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance, recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11 which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 that deferred the effective date for non-public entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We are currently in the process of evaluating the impact of this new accounting guidance on our consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU No.  2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. We are currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.

2. Disaggregation of revenue

The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended March 31,
(in thousands)	2021	2020
Revenue
Open platform transactions	$169,348	$117,022
Private platform transactions	4,240	2,423
Total	$173,588	$119,445

The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended March 31,
(in thousands)	2021	2020
Revenue
Property & casualty insurance	$125,541	$72,073
Health insurance	35,896	27,873
Life insurance	7,953	9,553
Other	4,198	9,945
Total	$173,588	$119,445

3. Property and equipment

Property and equipment consisted of the following as of:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Leasehold improvements	$918	$918
Furniture and fixtures	353	318
Computers	394	360
Property and equipment, gross	1,665	1,596
Less: Accumulated depreciation	(916)	(834)
Property and equipment, net	$749	$762

Depreciation expense related to property and equipment amounted to $0.1 million for the three months ended March 31, 2021 and 2020.

4. Goodwill and intangible assets

Goodwill and intangible assets consisted of:

	As of
	March 31, 2021				December 31, 2020
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	120	$25,040	$(10,695)	$14,345	$25,040	$(10,016)	$15,024
Non-compete agreements	60	303	(225)	78	303	(211)	92
Domain names	60	1,224	(842)	382	1,224	(789)	435
Intangible assets		$26,567	$(11,762)	$14,805	$26,567	$(11,016)	$15,551
Goodwill	Indefinite	$18,402	—	$18,402	$18,402	—	$18,402

Amortization expense related to intangible assets amounted to $0.7 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Goodwill is not amortized and is tested for impairment at least annually in the fourth quarter or when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value.  We have no accumulated impairment of goodwill.

The following table presents the change in goodwill and intangible assets:

	As of
	March 31, 2021		December 31, 2020
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance	$18,402	$15,551	$18,402	$18,752
Additions to goodwill and intangible assets	—	—	—	—
Amortization	—	(746)	—	(3,201)
Ending balance	$18,402	$14,805	$18,402	$15,551

As of March 31, 2021, future amortization expense on identifiable intangible assets with estimable useful lives over the next five years is as follows:

(in thousands)	Amortization expense
2021–Remaining Period	$2,237
2022	2,730
2023	2,388
2024	2,211
2025	2,028
Thereafter	3,211
$14,805

5. Accrued expenses

Accrued expenses consisted of:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Accrued payroll and related expenses	$1,537	$6,686
Accrued operating expenses	2,748	1,545
Other accrued expenses	1,075	975
Total accrued expenses	$5,360	$9,206

6. Long-term debt

On September 23, 2020, we entered into new senior secured credit facilities (“2020 Credit Facilities”) with a syndicate of banks and financial institutions, comprising of (a) $210.0 million term loan (“2020 Term Loan Facility”), which was fully drawn at close and (b) a revolving line of credit of $5.0 million (“2020 Revolving Credit Facility”). Proceeds from the $210.0 million term loan were used to (i) repay the 2019 Term Loan Facilities in full, (ii) pay $105.8 million in cash distributions to QLH Class A Unit Holders and certain QLH Class B Unit Holders, and (iii) pay related transaction expenses.

Long-term debt includes the following:

	As of
(in thousands)	March 31, 2021	December 31, 2020
2020 Term Loan	$186,375	$186,375
Debt issuance costs	(3,371)	(3,707)
	$183,004	$182,668
Less: current portion	-	-
Total long-term debt	$183,004	$182,668

As of March 31, 2021 and December 31, 2020, the Company had no outstanding amount drawn on the 2020 Revolving Credit Facility.

The expected future principal payments for all borrowings as of March 31, 2021 is as follows (in thousands):

(in thousands)	Contractual maturity

2021–Remaining Period	$—
2022	—
2023	186,375
$186,375
Unamortized debt issuance costs	(3,371)
Total long-term debt	$183,004

The Company incurred interest expense of $2.3 million and $1.7 million during the three months ended March 31, 2021 and 2020, respectively. Included in interest expense is $0.3 million and $0.1 million of amortization of debt issuance costs during the three months ended March 31, 2021 and 2020, respectively. Accrued interest was $1.9 million and $0.7 million as of March 31, 2021 and December 31, 2020, respectively.

The carrying amount of the long-term debt under 2020 Credit Facilities approximates the fair values as the borrowings have a variable interest rate structure with no prepayment penalties and are classified within the Level 2 hierarchy.

7. Commitments and contingencies

Operating leases

The Company is obligated under certain non-cancellable operating leases for its facilities, which expire on various dates through 2026. Certain facility leases contain predetermined fixed escalation of minimum rents.

The Company recognizes rent expense on a straight-line basis for these leases and records the difference between recognized rental expense and the amounts payable under the lease agreement as deferred rent. The deferred rent liability was $0.4 million as of March 31, 2021 and December 31, 2020. Total rental expense amounted to $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively and is recorded in operating expenses in the consolidated statements of operations.

Future minimum lease payments under the non-cancellable leases are as follows:

(in thousands)	Rent payments

2021–Remaining Period	$561
2022	771
2023	780
2024	813
2025	838
Thereafter	652
Total	$4,415

Litigation

The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. As of March 31, 2021 and December 31, 2020, the Company does not have any contingency reserves established for any litigation liabilities.

8. Equity-based compensation

The Company’s equity-based compensation plans are fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Equity-based compensation plans" in the 2020 Annual Report on Form 10-K.

As of March 31, 2021, the following equity-based award were in place. A summary of equity-based compensation cost recognized during the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020
QLH Class B units	$-	$1,266
QLH restricted Class B-1 units	124	—
Restricted Class A shares	267	—
Restricted stock units	10,211	—
Total equity-based compensation	$10,602	$1,266

Equity-based compensation cost is allocated to the following expense categories in the consolidated statements of operations during the three months ended March 31, 2021 and 2020 as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Cost of revenue	$400	$22
Sales and marketing	1,702	76
Product development	1,332	314
General and administrative	7,168	854
Total equity-based compensation	$10,602	$1,266

As of March 31, 2021, unrecognized compensation cost related to the QLH restricted Class B-1 units, Restricted Class A shares, and Restricted stock units was $1.3 million, $2.9 million, and $113.6 million, respectively, and will be recognized over a weighted-average period of 2.8 years, 2.9 years, and 2.8 years, respectively.

9. Income taxes

MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc. Accordingly, the Company is not liable for income taxes on the portion of QLH’s earnings not allocated to it. MediaAlpha, Inc. files and pays corporate income taxes for U.S. federal and state income tax purposes and its corporate subsidiary, Skytiger, is subject to tax in Taiwan.  We anticipate this structure to remain in existence for the foreseeable future.

We estimate the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and add the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was 195.5% and 0.0% for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes our income tax expense (benefit) (in thousands, except percentages):

	Three months ended March 31,
	2021	2020
Income (Loss) before provision (benefit) for income taxes	$(187)	$—
Provision (Benefit) for income taxes	$(364)	$—
Effective Tax Rate	195.5%	0.0%

Our effective tax rate of 195.5% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21%, primarily due to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, nondeductible transaction costs associated with the secondary offering and the impact of tax benefits associated with equity-based awards.  The results for the three months ended March 31, 2020 do not reflect an income tax expense because, prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate income tax.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

During the three months ended March 31, 2021, in connection with the Secondary Offering, holders of Class B-1 units exchanged 4,457,796 Class B-1 units along with an equal number of shares of Class B common stock for shares of Class A common stock on a one-for-one basis (“the Exchange”). We recognized a deferred tax asset of $46.8 million associated with the basis difference in our investment in QLH upon the Exchange. As of March 31, 2021, the total deferred tax asset related to the basis difference in our investment in QLH was $72.1 million. We also recognized $12.5 million of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement (“TRA”) and related deductions for imputed interest on such payments.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2021 there were no changes to our valuation allowance.

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA, with Insignia, Senior Executives, and White Mountains. The Company expects to obtain an increase in its share of the tax basis in the net assets of QLH as Class B-1 units are exchanged for shares of Class A common stock (or, at our election, redeemed for cash of an equivalent value). The Company intends to treat any redemptions and exchanges of Class B-1 units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.

The Exchange, in connection with the Secondary Offering, resulted in an increase in the tax basis of our investment in QLH subject to the provisions of the TRA. We recognized an additional liability in the amount of $53.1 million for the TRA related payments, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of Class B-1 units, after concluding it was probable that such TRA payments would be paid based on our estimates of future taxable income. No payments were made to pursuant to the TRA during the three months ended March 31, 2021. As of March 31, 2021, the total amount of payments expected to be paid under the TRA, was $75.5 million, of which $0.1 million was included in accrued expenses on our consolidated balance sheet.

10. Earnings Per Share

(in thousands except share data and per share amount)	Three months ended March 31,
2021
Basic
Net income	$177
Less: net (loss) attributable to non-controlling interest	(117)
Net income available for basic common shares	$294
Weighted-average shares of Class A common stock outstanding	33,136,632
Net income per share of Class A common stock - basic	$0.01

Diluted
Net income	$177
Add: incremental tax benefits related to exchange of Class B-units	115
Net income available for diluted common shares	$292
Weighted-average shares outstanding:
Class A common stock	33,136,632
Class B-1 units	25,048,775
Restricted stock units	3,028,209
Restricted Class A shares	949,774
Weighted-average shares of Class A common stock and potential Class A common stock	62,163,390
Net income per share of Class A common stock - diluted	$0.00

(a)

Earnings per share is presented for the period subsequent to the Reorganization Transactions and IPO. Prior to it the QLH membership structure consisted of Class A Units and B Units. MediaAlpha, Inc.’s current capital structure is not reflective of the capital structure of QLH prior to the Reorganization Transactions. Therefore, earnings per share have not been presented for periods prior to the completion of the Reorganization Transactions and IPO.

11.Non-Controlling Interest

In accordance with the QLH’s limited liability company agreement, the Company allocates the share of net income (loss) to the non-controlling interest pari-passu to their rights per the holding at a point in time. The non-controlling interests balance represents the holders of Class B-1 units.  On March 23, 2021, in connection with the Secondary Offering, holders of Class B-1 units exchanged 4,457,796 Class B-1 units, along with an equal number of shares of Class B common stock for shares of Class A common stock on a one-for-one basis.

As of March 31, 2021 and December 31, 2020, the holders of Class B-1 units owned 35.0% and 42.9%, respectively, of the outstanding units of QLH, with the remaining 65.0% and 57.1% owned by MediaAlpha, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Cautionary Statement Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Management overview

Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty insurance, health insurance, and life insurance, supporting over $1.5 billion in Transaction Value across our platform over the last two years.

We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination looking to monetize the high-intent insurance shoppers on their websites. On a monthly basis, an average of 32.8 million consumers shop for insurance products through the websites of our diversified group of supply partners and our proprietary websites, driving an average of over 7.1 million Consumer Referrals on our platform for the twelve-month period ended March 31, 2021.

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

Financial Highlights

For the three months ended March 31, 2021, we generated $173.6 million of revenue representing a 45.3% increase over the $119.4 million of revenue we generated for the three months ended March 31, 2020, driven primarily by increases in revenue in our P&C insurance vertical of $53.5 million or 74.2% and Health insurance revenue of $8.0 million or 28.8%, partially offset by a decline in revenue in our Other vertical of $5.8 million or 57.8%, driven primarily by decline in our Travel vertical due to reduced consumer search volume and budget contraction as a result of COVID-19.

For the three months ended March 31, 2021, we earned $0.2 million in net income, compared with $8.8 million for the three months ended March 31, 2020, a decrease of 98.0%. This decline was driven primarily by increases in equity-based compensation expenses and professional and legal fees incurred for the Secondary Offering.

For the three months ended March 31, 2021, we had net income attributable to MediaAlpha, Inc. of $0.3 million, compared with $0.0 million for the three months ended March 31, 2020 on account of the loss attributable to non-controlling interest subsequent to the IPO and Reorganization Transactions. For the three months ended March 31, 2020, prior to the Reorganization Transactions, net income attributable to QLH was $8.8 million.

For the three months ended March 31, 2021, we earned $16.3 million in Adjusted EBITDA, compared with $12.7 million for the three months ended March 31, 2020, an increase of 28.5% that was driven primarily by strong growth in contribution from our P&C and Health verticals.

For the three months ended March 31, 2021, gross margin (revenue less cost of revenue divided by revenue) decreased to 15.2% compared with 15.7% for the three months ended March 31, 2020, a decrease of 3.2% primarily due to increased equity-based compensation.

For the three months ended March 31, 2021, our Contribution increased to $27.9 million, compared with $19.7 million for the three months ended March 31, 2020, an increase of 41.3%. For the three months ended March 31, 2021, Contribution Margin decreased to 16.1%, compared with 16.5% for the three months ended March 31, 2020, primarily due to increased volume of consumer referrals and resulting revenue contribution from strategic supply partners at lower revenue share to us.

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

Key factors affecting our business

Revenue

We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K.

Secular trends in the insurance industry

Our technology platform was created to serve and grow with our core insurance end markets. As such, we believe secular trends in the insurance industry are critical drivers of our revenue and will continue to provide strong tailwinds for our business. More insurance consumers are shopping online and direct-to-consumer marketing, which fuels our revenue, is the fastest growing insurance distribution channel. In addition, insurance customer acquisition spending is growing. As mass-market customer acquisition spend is becoming more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect growth in digital insurance customer acquisition spend to continue, and we believe we are well-positioned to benefit from the industry’s growth.

Transaction Value

Transaction Value from open platform transactions is a direct driver of our revenue, while Transaction Value from private platform transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform grew to $262.5 million for the three months ended March 31, 2021 from $166.0 million for the three months ended March 31, 2020. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization. For the three months ended March 31, 2021, 99.4% of total Transaction Value executed on our platform came from demand partner relationships from 2020.

Our demand and supply partners

Our success depends on our ability to retain and grow the number of demand and supply partners on our platform. The aggregate number of demand and supply partners on our platform increased to 1,356 for the three months ended March 31, 2021 from 911 for the three months ended March 31, 2020, driven by increased engagement in our P&C and Health verticals, partially offset by decreased engagement in our travel sub-vertical (other) as advertising spend in this vertical decreased period over period. We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve the top-tier insurance carriers in the industry. In terms of buyers, 15 of the top 20 largest auto insurance carriers by customer acquisition spend are on our platform. Approximately half of our supply partners have been on our platform since 2016.

Consumer Referrals

Our results also depend on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform grew to 24.5 million for the three months ended March 31, 2021 from 18.0 million for the three months ended March 31, 2020. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which historically represented the bulk of our paid media spend, and into other online media sources, including native, social, and display advertising.

Seasonality

Our results are subject to significant fluctuations as a result of seasonality. In particular, for our quarters ending December 31, our property & casualty insurance vertical is characterized by seasonal weakness due to lower supply of Consumer Referrals during the holiday period on a cost-effective basis and lower customer acquisition budgets from some buyers. In our quarters ending March 31, this trend generally reverses with greater supply of Consumer Referrals and often greater customer acquisition budgets at the beginning of the year for our partners with fiscal years ending December 31. Our quarters ending March 31 and December 31 are typically characterized by seasonal strength for our health insurance vertical due to open enrollment for health insurance and annual enrollment for Medicare, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.

Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment.

Regulations

Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the recent enactment of the CCPA, which became effective on January 1, 2020, may affect our business. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see “Business—Regulation” and “Risk factors—Risks related to laws and regulation” in our 2020 Annual Report on Form 10-K.

COVID-19 and impact on travel

In 2015, we began to expand into the travel vertical, which is ultimately driven by consumer spending on airfare, hotels, rentals and other travel products. However, as a result of COVID-19, we have experienced a dramatic decline in revenue from the travel vertical and expect this trend to continue for the foreseeable future. For the three months ended March 31, 2021 and 2020, revenue from the travel vertical comprised approximately 1.3% and 7.5%, respectively, of our total revenue. While we have sought to maintain our commercial relationships in the travel vertical and remain positioned to capitalize on transactions in the travel vertical when travel activity resumes, we do not expect that revenue from the travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future.

Recent development

On April 20, 2021, Google announced a new certification program for Health insurance advertisers in the United States. This certification will allow first-party providers and licensed third-party brokers to continue to advertise on paid search via Google Ads. To comply with the new policy, advertisers will need to be certified by a third-party administrator as a provider of health insurance. The policy is expected to be effective beginning June 2, 2021. MediaAlpha is in the process of obtaining the required approvals and expects to be in full compliance with the policy by early in the third quarter of 2021. In case we or our third-party supply partners are not able to obtain certifications timely it may result in loss of revenue until such certification is obtained. Considering the uncertainty with the timeliness of obtaining these certifications we are currently unable to reasonably estimate an impact of this development on our overall financial and operating forecasts.

Key components of our results of operations

Revenue

We operate primarily in the property & casualty insurance, health insurance and life insurance verticals and generate revenue through the purchase and sale of Consumer Referrals.

The price and amount of Consumer Referrals purchased and sold on our platform vary based on a number of market conditions and consumer attributes, including (i) geographic location of consumers, (ii) demographic attributes of consumers, (iii) the source of Consumer Referrals and quality of conversion by source, (iv) buyer bids and (v) buyer demand and budget.

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

Product development

Product development expenses consist primarily of an allocation of personnel expenses for employees engaged in technology, engineering and product development and include salaries, wages and benefits, including non-cash equity-based compensation. Product development expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.

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

Provision for income taxes

We are the sole managing member of QLH, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, QLH is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by QLH is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by QLH. As our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of March 31, 2021, our ownership interest in QLH was 65.0%.

Net income (loss) attributable to QLH prior to Reorganization Transactions

Net income incurred prior to the completion of the Reorganization Transactions is attributed to QLH. Net income attributable to QLH prior to Reorganization Transactions was $8.8 million for the three months ended March 31, 2020.

Net income (loss) attributable to Non-controlling interest

Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate the share of net income (loss) to the non-controlling interest holders pari-passu to their holdings. Net loss attributable to non-controlling interest was $0.1 million for the three months ended March 31, 2021.

Overview for the three months ended March 31, 2021 and 2020

The following table sets forth our operating results for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021		2020
Revenue	$173,588	100.0%	$119,445	100.0%
Cost and operating expenses
Cost of revenue	147,179	84.8%	100,669	84.3%
Sales and marketing	5,384	3.1%	3,136	2.6%
Product development	3,315	1.9%	1,843	1.5%
General and administrative	15,746	9.1%	3,247	2.7%
Total cost and operating expenses	171,624	98.9%	108,895	91.2%
Income from operations	1,964	1.1%	10,550	8.8%
Other (income), net	(150)	-0.1%	—	0.0%
Interest expense	2,301	1.3%	1,715	1.4%
Total other expenses	2,151	1.2%	1,715	1.4%
(Loss) income before income taxes	(187)	-0.1%	8,835	7.4%
Income tax (benefit)	(364)	-0.2%	—	0.0%
Net income	$177	0.1%	$8,835	7.4%
Net income attributable to QLH prior to Reorganization Transactions	—	0.0%	8,835	7.4%
Net income attributable to non-controlling interest	(117)	-0.1%	—	0.0%
Net income attributable to MediaAlpha, Inc.	$294	0.2%	$—	0.0%
Net income per share of Class A common stock
-Basic	$0.01		$—
-Diluted	$0.00		$—
Weighted average shares of Class A common stock outstanding
-Basic	33,136,632		—
-Diluted	62,163,390		—

Revenue

The following table presents our revenue, disaggregated by vertical, for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Property & casualty insurance	$125,541	$53,468	74.2%	$72,073
Percentage of revenue	72.3%			60.3%
Health insurance	35,896	8,023	28.8%	$27,873
Percentage of revenue	20.7%			23.3%
Life insurance	7,953	(1,600)	(16.8%)	$9,553
Percentage of revenue	4.6%			8.0%
Other	4,198	(5,747)	(57.8%)	$9,945
Percentage of revenue	2.4%			8.3%
Revenue	$173,588	54,143	45.3%	$119,445

For the three months ended March 31, 2021, property & casualty insurance revenue increased $53.5 million, or 74.2%, from $72.1 million for the three months ended March 31, 2020. The increase was due to an increase in spend from auto insurance carriers, driven by improving carrier profitability and the growing trend of property & casualty insurance carriers allocating customer acquisition budgets to the DTC channel, resulting in our supply partners driving more consumers through their websites. This led to a period over period increase in supply from both new and existing supply partners.

For the three months ended March 31, 2021, health insurance revenue increased $8.0 million, or 28.8%, from $27.9 million for the three months ended March 31, 2020. This increase was driven by increased customer acquisition budget allocation from health insurance carriers, resulting in our supply partners driving more consumers through their websites, and increased supply from our proprietary websites as we increased the volume of media spend to satisfy the increased demand.

For the three months ended March 31, 2021, life insurance revenue decreased by $1.6 million, or 16.8%, from $9.6 million for the three months ended March 31, 2020. This decrease was driven by a shift from Open platform to Private platform as key supply partners leverage our platform to monetize their consumers.

For the three months ended March 31, 2021, other revenue decreased $5.7 million, or 57.8%, from $9.9 million for the three months ended March 31, 2020. This decrease was driven primarily by a decrease in Travel comparison shopping, due to concerns around COVID-19.

Cost of revenue

The following table presents our cost of revenue for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Cost of revenue	$147,179	$46,510	46.2%	$100,669
Percentage of revenue	84.8%			84.3%

For the three months ended March 31, 2021, cost of revenue increased by $46.5 million, or 46.2%, from $100.7 million for the three months ended March 31, 2020. The increase is correlated with the overall increase in revenue volume and the corresponding increase in revenue share payments to suppliers.

As we experience growth in revenue, we expect the relationship between our costs and revenue to remain in line with our historical results.

Sales and marketing

The following table presents our sales and marketing expenses for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Sales and marketing	$5,384	$2,248	71.7%	$3,136
Percentage of revenue	3.1%			2.6%

For the three months ended March 31, 2021, sales and marketing expenses increased by $2.2 million, or 71.7%, from $3.1 million for the three months ended March 31, 2020. The increase in sales and marketing expense was primarily due to an increase in equity-based compensation expenses and personnel-related costs due to planned headcount additions.

Product development

The following table presents our product development expenses for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Product development	$3,315	$1,472	79.9%	$1,843
Percentage of revenue	1.9%			1.5%

For the three months ended March 31, 2021, product development expense increased by $1.5 million, or 79.9%, from $1.8 million for the three months ended March 31, 2020. The increase in product development expense was primarily due to an increase in equity-based compensation expense and personnel-related costs due to planned headcount additions.

General and administrative

The following table presents our general and administrative expense for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
General and administrative	$15,746	$12,499	384.9%	$3,247
Percentage of revenue	9.1%			2.7%

For the three months ended March 31, 2021, general and administrative expense increased by $12.5 million, or 384.9%, from $3.2 million for the three months ended March 31, 2020. The increase was primarily due to an increase in equity-based compensation expenses of $6.3 million and professional and legal costs incurred due to the Secondary Offering.

Equity-based compensation

The following table presents our equity-based compensation expense that was included in cost and operating expenses for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Cost of revenue	$400	$378	1,718.2%	$22
Sales and marketing	1,702	1,626	2,139.5%	76
Product development	1,332	1,018	324.2%	314
General and administrative	7,168	6,314	739.3%	854
Total	$10,602	$9,336	737.4%	$1,266

For the three months ended March 31, 2021, equity-based compensation expense increased $9.3 million, or 737.4%, compared with the three months ended March 31, 2020. This change was driven primarily by grants of equity-based awards to Senior Executives and Legacy Profit Interest Holders and grants of restricted stock units under the 2020 Omnibus Incentive plan.

Depreciation

The following table presents our depreciation expense that was included in cost and operating expenses for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Cost of revenue	$7	$3	75.0%	$4
Sales and marketing	34	9	36.0%	25
Product development	24	2	9.1%	22
General and administrative	17	1	6.3%	16
Total	$82	$15	22.4%	$67

The increase in depreciation expense for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 was not material.

Amortization

The following table presents our amortization of intangible asset expense that was included in cost and operating expenses for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Sales and marketing	746	(58)	(7.2%)	804

The increase in amortization expense for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 was not material.

Interest expense

The following table presents our interest expense for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$		%	Three months ended March 31, 2020
Interest expense	$2,301		$586	34.2%	$1,715
Percentage of revenue	1.3%				1.4%

For the three months ended March 31, 2021, interest expense increased by $0.6 million, or 34.2%, from $1.7 million for the three months ended March 31, 2020, driven by a higher principal balance on the 2020 Credit Facility in connection with the refinancing of our 2019 Credit Facilities in 2020.

Income tax (benefit)

The following table presents our income tax expense for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Income taxes	$(364)	$(364)	100%	$—
Percentage of revenue	(0.2)%			0.0%

For the three months ended March 31, 2020, we recorded an income tax benefit of $0.4 million and represents our effective tax rate of 195.5% which differed from the U.S. federal statutory rate of 21%, primarily due to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, nondeductible transaction costs associated with the secondary offering and the impact of tax benefits associated with equity-based awards. The results for the three months ended March 31, 2020 do not reflect an income tax expense because, prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate taxation.

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

The following table reconciles Adjusted EBITDA with net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$177	$8,835
Equity-based compensation expense	10,602	1,266
Interest expense	2,301	1,715
Income tax (benefit)	(364)	—
Depreciation expense on property and equipment	82	67
Amortization of intangible assets	746	804
Transaction expenses(1)	2,759	—
Adjusted EBITDA	$16,303	$12,687

(1)	For the three months ended March 31, 2021, transaction expenses included $2.8 million in legal, accounting, and other consulting fees related primarily to the Secondary Offering.

Contribution and Contribution Margin

We define “Contribution” as revenue less revenue share payments and online advertising costs, or, as reported in our consolidated statements of operations, revenue less cost of revenue (i.e., gross profit), as adjusted to exclude the following items from cost of revenue: equity-based compensation; salaries, wages, and related; internet and hosting; amortization; depreciation; other services; and merchant-related fees. We define “Contribution Margin” as Contribution expressed as a percentage of revenue for the same period. Contribution and Contribution Margin are non-GAAP financial measures that we present to supplement the financial information we present on a GAAP basis. We use Contribution and Contribution Margin to measure the return on our relationships with our supply partners (excluding certain fixed costs), the financial return on and efficacy of our online advertising costs to drive consumers to our proprietary websites, and our operating leverage. We do not use Contribution and Contribution Margin as measures of overall profitability. We present Contribution and Contribution Margin because they are used by our management and board of directors to manage our operating performance, including evaluating our operational performance against budget and assessing our overall operating efficiency and operating leverage. For example, if Contribution increases and our headcount costs remain steady, our Adjusted EBITDA and operating leverage increase. If Contribution Margin decreases, we may choose to re-evaluate and re-negotiate our revenue share agreements with our supply partners, to make optimization and pricing changes with respect to our bids for keywords from primary traffic acquisition sources, or to change our overall cost structure with respect to headcount, fixed costs and other costs. Other companies may calculate Contribution and Contribution Margin differently than we do. Contribution and Contribution Margin have their limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results presented in accordance with GAAP.

The following table reconciles Contribution and Contribution Margin with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Revenue	$173,588	$119,445
Less cost of revenue	(147,179)	(100,669)
Gross profit	26,409	18,776
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	400	21
Salaries, wages, and related	464	356
Internet and hosting	102	123
Other expenses	105	68
Depreciation	7	5
Other services	291	219
Merchant-related fees	90	152
Contribution	$27,868	$19,720
Gross margin	15.2%	15.7%
Contribution Margin	16.1%	16.5%

Transaction Value

We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is a driver of revenue, with differing revenue recognition based on the economic relationship we have with our partners. Our partners use our platform to transact via open and private platform transactions. In our open platform model, revenue recognized represents the Transaction Value and revenue share payments to our supply partners represent costs of revenue. In our private platform model, revenue recognized represents a platform fee billed to the demand partner or supply partner based on an agreed-upon percentage of the Transaction Value for the Consumer Referrals transacted, and accordingly there are no associated costs of revenue. We utilize Transaction Value to assess revenue and to assess the overall level of transaction activity through our platform. We believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.

The following table presents Transaction Value by platform model for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Open platform transactions	$169,348	$117,022
Percentage of total Transaction Value	64.5%	70.5%
Private platform transactions	93,114	49,026
Percentage of total Transaction Value	35.5%	29.5%
Total Transaction Value	$262,462	$166,048

The following table presents Transaction Value by vertical for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Property & casualty insurance	$183,426	$104,860
Percentage of total Transaction Value	69.9%	63.2%
Health insurance	50,342	33,346
Percentage of total Transaction Value	19.2%	20.1%
Life insurance	14,442	10,316
Percentage of total Transaction Value	5.5%	6.2%
Other(1)	14,251	17,526
Percentage of total Transaction Value	5.4%	10.6%
Total Transaction Value	$262,462	$166,048

(1)	Our other verticals include Travel, Education and Consumer Finance.

Consumer Referrals

We define “Consumer Referral” as any consumer click, call or lead purchased by a buyer on our platform. Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement, presented subsequent to the consumer’s search (e.g. auto insurance quote search or health insurance quote search). Call revenue is earned and recognized when a consumer transfers to a buyer and remains engaged for a requisite duration of time, as specified by each buyer. Lead revenue is recognized when we deliver data leads to buyers. Data leads are generated through insurance carriers or insurance-focused research destination websites who make the data leads available to buy through our platform or when users complete a full quote request on our proprietary websites. Delivery occurs at the time of lead transfer. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure Transaction Value, revenue and overall business performance across our verticals and platform models. For the three months ended March 31, 2021, Transaction Value generated from clicks, calls and leads was 82.6%, 7.2% and 10.2%, respectively.

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

Liquidity and capital resources

Overview

Prior to the completion of our IPO in October 2020, our liquidity needs were funded primarily through cash flow generated from operations. Our principal uses of cash have been to fund operations as well as make distributions to holders of Class A and Class B units of QLH, interest payments and mandatory principal payments on our long-term debt.

On October 30, 2020, we closed our IPO selling 7,027,606 shares of Class A common stock at a public offering price of $19.00 per share, which includes 769,104 shares issued pursuant to the underwriters’ over-allotment option.  We received $124.2 million, net of underwriting discounts and commissions, which we used in part to repurchase 4,772,449 Class B-1 units of QLH.

The Secondary Offering did not generate any proceeds for the Company.

As of March 31, 2021 and December 31, 2020, our cash and cash equivalents totaled $12.8 million and $23.6 million, respectively.

We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2020 Revolving Credit Facility, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

Cash Flows

The following table presents a summary of our cash flows for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between the periods:

(dollars in thousands)	Three months ended March 31, 2021	$	%	Three months ended March 31, 2020
Net cash (used in) provided by operating activities	$(9,356)	$(16,647)	(228.3)%	$7,291
Net cash used in investing activities	(69)	(52)	305.9%	(17)
Net cash used in financing activities	(1,276)	540	(29.7)%	(1,816)

Operating activities

Cash flows used in operating activities were $9.4 million for the three months ended March 31, 2021 as compared with cash flows provided by operating activities of $7.3 million for the three months ended March 31,

2020. The decrease is primarily due to higher working capital usage driven primarily by growth in our business and expenses incurred in connection with the Secondary Offering and lower net income partially offset by higher non-cash adjustment related to equity-based compensation expense.

Investing activities

Cash flows used in investing activities were $0.1 million for the three months ended March 31, 2021 as compared with $0.0 million for the three months ended March 31, 2020 and consists of purchases of property and equipment.

Financing activities

Cash flows used in financing activities were $1.3 million for the three months ended March 31, 2021 as compared with $1.8 million for the three months ended March 31, 2020. During the three months ended March 31, 2021 the Company withheld shares in satisfaction of the withholding tax obligation related to the vesting of restricted units which did not occur in the prior year period. During the three months ended March 31, 2020, the key components consisted of cash paid to repurchase Class B units of QLH and to partially repay the 2019 Credit Facilities.

Senior secured credit facilities

As of March 31, 2021, we had $183.0 million of outstanding borrowings, net of deferred debt issuance costs of $3.4 million, under the 2020 Credit Facilities consisting of (i) a $210.0 million term loan (the “2020 Term Loan facility”) and (ii) a $5.0 million revolving credit facility (the “2020 Revolving Credit Facility”).

On September 23, 2020, we terminated and repaid in full the 2019 Credit Facilities, and Quote Lab, LLC (“QL”) entered into the 2020 Credit Agreement with JPMorgan Chase Bank, N.A., as lender and administrative agent, and the other lenders from time-to-time party thereto, providing for the 2020 Credit Facilities.

Our obligations under the 2020 Credit Facilities are guaranteed by QLH and the domestic subsidiaries of QL, subject to certain exceptions. The 2020 Credit Facilities are secured by a first priority security interest in substantially all of the tangible and intangible assets of QL and the guarantors under the 2020 Credit Agreement (including, without limitation, all of the equity interests in QL held by QLH), subject to permitted liens and certain exceptions. QL and its subsidiaries are subject under the 2020 Credit Facilities to customary affirmative and negative covenants, including limitations on their ability to incur additional indebtedness and engage in certain business transactions, such as distributions and other restricted payments, acquisitions and other investments and mergers. In addition, the 2020 Credit Agreement contains two financial maintenance covenants, requiring QL to (1) comply with a maximum Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) and (2) maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement). As of March 31, 2021 the Company was in compliance of these covenants.

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

Tax receivable agreements

Our purchase (through Intermediate Holdco) of Class B-1 units from certain unitholders (including the Selling Class B-1 Unit Holders) in connection with the IPO as well as exchange of 4,457,796 Class B-1 units, in connection with the Secondary Offering, and any future such exchanges of Class B-1 units, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock (or, at our election, cash of an equivalent value), and the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members pursuant to the Exchange Agreement are expected to result in increases in our allocable tax basis in the assets of QLH. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

In addition to tax expenses, we will also make payments under the TRA, which we expect to be significant. We will account for the income tax effects and corresponding TRA effects resulting from future exchanges of Class B-1 units by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the exchange. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgement is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

Recent accounting pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 2 to consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical accounting policies and estimates

Our critical accounting policies and estimates are included in the 2020 Annual Report on Form 10-K and did not materially change during the first quarter of 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest rate risk

The 2020 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2020 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2020 Credit Facilities would have resulted in a $0.5 million change in our interest expense for the three months ended March 31, 2021.

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

Customer concentrations consisted of three customers that accounted for approximately $68 million or 39% of revenue for the three months ended March 31, 2021 and one customer that accounted for approximately $22 million, or 18% of revenue for the three months ended March 31, 2020. Our two largest customers accounted for approximately, $23 million or 28% and $33 million or 35% of our accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

The Company’s accounts payable can expose the Company to business risks such as supplier concentrations. For the three months ended March 31, 2021 and 2020, supplier concentrations consisted of two suppliers that accounted for approximately $32 million or 21% and $23 million or 21% of total purchases, respectively. Our two largest suppliers accounted for approximately $20 million or 32% and $25 million or 25% of accounts payable as of March 31, 2021 and December 31, 2020, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of  management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance because of the previously reported material weakness in our internal control over financial reporting which we describe in Part II, Item 9A “Controls and Procedures” in the 2020 Annual Report on Form 10-K.

Management’s Remediation Plan for the Previously Identified Material Weakness

We have made progress towards remediation and continue to implement our previously reported remediation plan. Additional time is required to complete implementation and to assess and ensure the sustainability of the relevant processes and controls. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K, other than certain updates to the risk factor presented below, the current effects of which are discussed in more detail in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

We depend upon internet search companies to direct a significant portion of visitors to our suppliers’ websites and our proprietary websites. Changes in search engine algorithms and advertising policies have in the past harmed or may in the future harm the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our supply partners’ websites and our proprietary websites and as a result, cause our revenue to decline.

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

The ability to maintain or grow the number of visitors to our suppliers’ websites and our proprietary websites from search companies is not entirely within our control. Search companies frequently revise their algorithms and changes in their algorithms have in the past caused or could in the future cause our suppliers’ websites and our proprietary websites to receive less favorable placements. There have been fluctuations in organic rankings for a number of our suppliers’ websites and some of the paid listing campaigns have also been harmed by search engine algorithmic changes. Changes in search engine advertising policies can affect placement in paid search result listings or even our ability to participate in paid search result listing at all, reducing the number of visitors to our owned and operated and our third-party publishers’ websites. For example, from time to time, Google changes its advertising policies, including a change announced in April 2021 related to Health insurance advertising. Search companies could determine that the content of our suppliers’ websites or our proprietary websites is either not relevant or is of poor quality.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6 Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020

3.2	Amended and Restated Bylaws of MediaAlpha, Inc.	8-K	001-39671	3.2	November 2, 2020

4.2	Registration Rights Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto	8-K	001-39671	4.2	November 2, 2020

10.1	Fourth Amended and Restated Limited Liability Company Agreement of QL Holdings LLC, dated October 27, 2020	8-K	001-39671	10.1	November 2, 2020

10.2	Tax Receivables Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC and certain other parties thereto	8-K	001-39671	10.2	November 2, 2020

10.3	Exchange Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC, Guilford Holdings, Inc. and holders of Class B-1 units of QL Holdings LLC party thereto	8-K	001-39671	10.3	November 2, 2020

10.4	Stockholders Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC and Steven Yi, Eugene Nonko and Ambrose Wang, together with their respective holding entities through which they indirectly hold common stock of MediaAlpha, Inc.	8-K	001-39671	10.4	November 2, 2020

10.5	Reorganization Agreement, dated October 27, 2020, by and among MediaAlpha ,Inc., QL Holdings LLC, QuoteLab, LLC, Guilford Holdings, Inc., White Mountains Investments (Luxembourg) S.a.r.l., White Mountains Insurance Group, Ltd., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto.	8-K	001-39671	10.5	November 2, 2020

10.6+	MediaAlpha, Inc. 2020 Omnibus Incentive Plan	8-K	001-39671	10.6	November 2, 2020

10.7+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Founders	8-K	001-39671	10.7	November 2, 2020

10.8+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award for Officers other than Founders	8-K	001-39671	10.8	November 2, 2020

10.9+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Directors	8-K	001-39671	10.9	November 2, 2020

10.10+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Steven Yi, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.10	November 2, 2020

10.11+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Eugene Nonko, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.11	November 2, 2020

10.12+	Employment Agreement, dated as of October 27, 2020, by and among Tigran Sinanyan, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.12	November 2, 2020

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	May 14, 2021	/s/ Tigran Sinanyan
Tigran Sinanyan
Chief Financial Officer & Treasurer