Form 10-Q
period 2021-06-30
MediaAlpha, Inc.
filed 2021-08-13
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39671
____________________
MediaAlpha, Inc.
(Exact name of registrant as specified in its charter)
____________________

Delaware	85-1854133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
700 South Flower Street, Suite 640
Los Angeles, California 90017
(Address of principal executive offices, including zip code)
(213) 316-6256
(Registrant's telephone number, including area code)
_______________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 30, 2021, there were 39,193,465 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 20,962,000 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

MediaAlpha, Inc. and Subsidiaries

Certain Definitions
As used in this Quarterly Report on Form 10-Q:
•“Class A-1 units” refers to the Class A-1 units of QL Holdings LLC (“QLH”).
•“Class B-1 units” refers to the Class B-1 units of QLH.
•“Company,” “we,” or “us” refers to MediaAlpha, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
•“Consumer Referral” means any consumer click, call or lead purchased by a buyer on our platform.
•“Consumers” and “customers” refer interchangeably to end consumers. Examples include individuals shopping for insurance policies.
•“Digital consumer traffic” refers to visitors to the mobile, tablet, desktop and other digital platforms of our supply partners, as well as to our proprietary websites.
•“Direct-to-consumer” or “DTC” means the sale of insurance products or services directly to end consumers, without the use of retailers, brokers, agents or other intermediaries.
•“Distributor” means any company or individual that is involved in the distribution of insurance, such as an insurance agent or broker.
•“Exchange agreement” means the exchange agreement, dated as of October 27, 2020 by and among MediaAlpha, Inc., QLH, Intermediate Holdco, Inc. and certain Class B-1 unitholders of QLH party thereto
•“Founders” means, collectively, Steven Yi, Eugene Nonko, and Ambrose Wang.
•“High-intent” consumer or customer means an in-market consumer that is actively browsing, researching or comparing the types of products or services that our partners sell.
•“Insignia” means Insignia Capital Group, L.P. and its affiliates.
•“Intermediate Holdco” means Guilford Holdings, Inc., our wholly owned subsidiary and the owner of all Class A-1 units.
•“Inventory,” when referring to our supply partners, means the volume of Consumer Referral opportunities.
•“IPO” means our initial public offering of our Class A common stock, which closed on October 30, 2020.
•“Legacy Profits Interest Holders” means certain current or former employees of QLH or its subsidiaries (other than the Senior Executives), who indirectly held Class B units in QLH prior to our IPO and includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH (which holding companies may or may not include QL Management Holdings LLC).
•“Lifetime value” or “LTV” is a type of metric that many of our business partners use to measure the estimated total worth to a business of a customer over the expected period of their relationship.
•“Open platform” refers to one of our two business models. In Open platform transactions, we have separate agreements with demand partners and suppliers. We earn fees from our demand partners and separately pay a revenue share to suppliers and a fee to Internet search companies to drive consumers to our proprietary websites.
•“Partner” refers to a buyer or seller on our platform, also referred to as “demand partners” and “supply partners,” respectively.
◦“Demand partner” refers to a buyer on our platform. As discussed under Item 2. Management’s Discussion & Analysis – Management Overview, our demand partners are generally insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey.
◦“Supply partner” or “supplier” refers to a seller to our platform. As discussed under Item 2. Management’s Discussion & Analysis – Management Overview, our supply partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations or other financial websites looking to monetize high-intent consumers.
•“Private platform” refers to one of our two business models. In Private platform transactions, demand partners and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge a fee based on the Transaction Value of the Consumer Referrals sold through Private platform transactions.

•“Proprietary” means, when used in reference to our properties, the websites and other digital properties that we own and operate. Our proprietary properties are a source of Consumer Referrals on our platform.
•“Reorganization Transaction” means the series of reorganization transactions completed on October 27, 2020 in connection with our IPO.
•“Secondary Offering” means the means the sale of 8,050,000 shares of Class A common stock pursuant to the registration statement on Form S-1 (File No. 333-254338), which was declared effective by the Securities Exchange Commission ("SEC") on March 18, 2021.
•“Senior Executives” means the Founders and the following officers at the Company that held Class B units in QLH prior to the IPO: Keith Cramer, Tigran Sinanyan, Lance Martinez, Brian Mikalis, Robert Perine, Jeff Sweetser, Serge Topjian, and Amy Yeh. This term also includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH.
•“Selling Class B-1 Unit Holders” means Insignia, the Senior Executives, and the Legacy Profits Interests Holders who sold a portion of their Class B-1 units to Intermediate Holdco in connection with the IPO.
•“Transaction Value” means the total gross dollars transacted by our partners on our platform.
•“Vertical” means a market dedicated to a specific set of products or services sold to end consumers. Examples include property & casualty insurance, life insurance, health insurance, and travel.
•“Yield” means the return to our sellers on their inventory of Consumer Referrals sold on our platform.
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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•Our ability to attract and retain supply partners and demand partners to our platform and to make available quality Consumer Referrals at attractive volumes and prices to drive transactions on our platform;
•Our reliance on a limited number of insurance carriers, many of which have no long-term contractual commitments with us, and any potential termination of those relationships;
•Existing and future laws and regulations affecting the property & casualty insurance, health insurance and life insurance verticals;
•Changes and developments in the regulation of the underlying industries in which our partners operate;
•Competition with other technology companies engaged in digital customer acquisition, as well as buyers that attract consumers through their own customer acquisition strategies, third-party online platforms or other traditional methods of distribution;
•Our ability to attract, integrate and retain qualified employees;
•Reductions in DTC digital spends by our buyers;
•Our dependence on internet search companies to direct a significant portion of visitors to our suppliers’ websites and our proprietary websites;
•The novel strain of the coronavirus and the disease it causes (COVID-19);
•The terms and restrictions of our existing and future indebtedness;

•Disruption to operations as a result of future acquisitions;
•Failure to obtain, maintain, protect and enforce our intellectual property rights, proprietary systems, technology and brand;
•Our ability to develop new offerings and penetrate new vertical markets;
•Our ability to manage future growth effectively;
•Our reliance on data provided to us by our demand and supply partners and consumers;
•Natural disasters, public health crises, political crises, economic downturns, or other unexpected events;
•Significant estimates and assumptions in the preparation of our consolidated financial statements;
•Potential litigation and claims, including claims by regulatory agencies and intellectual property disputes;
•Our ability to collect our receivables from our partners;
•Developments with respect to LIBOR;
•Fluctuations in our financial results caused by seasonality;
•The development of the DTC insurance distribution sector and evolving nature of our relatively new business model;
•Disruptions to or failures of our technological infrastructure and platform;
•Failure to manage and maintain relationships with third-party service providers;
•Cybersecurity breaches or other attacks involving our systems or those of our partners or third-party service providers;
•Our ability to protect consumer information and other data and risks of reputational harm due to an actual or perceived failure by us to protect such information and other data;
•Risks related to being a public company;
•Risks related to shares of our Class A common stock;
•Risks related to our intention to take advantage of certain exemptions as a “controlled company” under the rules of the NYSE, and the fact that the interests of our controlling stockholders (White Mountains, Insignia, and the Founders) may conflict with those of other investors;
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors in this Quarterly Report on Form 10-Q.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$15,000	$23,554
Accounts receivable, net of allowance for credit losses of $674 and $438, respectively	74,285	96,295
Prepaid expenses and other current assets	5,457	7,950
Total current assets	94,742	127,799
Property and equipment, net	1,060	762
Intangible assets, net	14,059	15,551
Goodwill	18,402	18,402
Deferred tax asset	92,240	31,613
Other assets	15,900	16,210
Total assets	$236,403	$210,337
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$46,306	$98,249
Accrued expenses	7,472	9,206
Total current liabilities	53,778	107,455
Long-term debt	183,344	182,668
Liabilities under tax receivable agreement, net of current portion	75,757	22,498
Other long-term liabilities	2,750	2,834
Total liabilities	315,629	315,455
Commitments and contingencies (Note 7)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 38.7 million and 33.4 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	387	334
Class B common stock, $0.01 par value - 100 million shares authorized; 21.0 million and 25.5 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	210	255
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	397,710	384,611
Accumulated Deficit	(418,876)	(418,973)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(20,569)	$(33,773)
Non-controlling interest	(58,657)	(71,345)
Total stockholders' (deficit)	$(79,226)	$(105,118)
Total liabilities and stockholders' deficit	$236,403	$210,337
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$157,353	$123,616	$330,941	$243,061
Cost and operating expenses
Cost of revenue	132,304	104,193	279,483	204,862
Sales and marketing	5,717	2,814	11,101	5,950
Product development	3,835	1,873	7,150	3,716
General and administrative	13,582	3,055	29,328	6,302
Total cost and operating expenses	155,438	111,935	327,062	220,830
Income from operations	1,915	11,681	3,879	22,231
Other expenses, net	171	—	21	—
Interest expense	2,237	1,535	4,538	3,250
Total other expense	2,408	1,535	4,559	3,250
(Loss) income before income taxes	(493)	10,146	(680)	18,981
Income tax (benefit)	(125)	—	(489)	—
Net (loss) income	$(368)	$10,146	$(191)	$18,981
Net income attributable to QLH prior to Reorganization Transactions	—	10,146	—	18,981
Net (loss) attributable to non-controlling interest	(171)	—	(288)	—
Net (loss) income attributable to MediaAlpha, Inc.	$(197)	$—	$97	$—
Net (loss) income per share of Class A common stock
-Basic and diluted	$(0.01)	$—	$0.00	$—
Weighted average shares of Class A common stock outstanding
-Basic and diluted	37,667,432	—	35,414,548	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Redeemable Class A units, Members’ Deficit, and Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,190	—	—	6,190
Exchange of non-controlling interest for Class A common stock	4,457,796	45	(4,457,796)	(45)	(12,716)	—	12,716	—
Vesting of restricted stock units	444,030	4	—	—	(4)	—	—	—
Equity-based compensation, net of forfeitures	(58,608)	(1)	—	—	10,479	—	124	10,602
Tax withholding on vesting of restricted stock units	—	—	—	—	(1,276)	—	—	(1,276)
Net income (loss)	—	—	—	—	—	294	(117)	177
Balance at March 31, 2021	38,214,274	$382	21,078,247	$210	$387,284	$(418,679)	$(58,622)	$(89,425)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	54	—	—	54
Exchange of non-controlling interest for Class A common stock	37,248	—	(37,248)	—	(106)	—	106	—
Vesting of restricted stock units	458,262	5	—	—	(5)	—	—	—
Equity-based compensation, net of forfeitures	—	—	—	—	11,381	—	140	11,521
Tax withholding on vesting of restricted stock units	—	—	—	—	(898)	—	—	(898)
Distribution to non-controlling interests	—	—	—	—	—	—	(110)	(110)
Net (loss)	—	—	—	—	—	(197)	(171)	(368)
Balance at June 30, 2021	38,709,784	$387	21,040,999	$210	$397,710	$(418,876)	$(58,657)	$(79,226)

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Redeemable Class A units, Members’ Deficit, and Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Redeemable Class A		Members' Equity	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Amount	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019	284,211	$74,097	$79,547	—	$—	—	$—	$—	$(193,143)	$—	$(113,596)
Remeasurement of redeemable Class A units	—	20,342	—	—	—	—	—	—	(20,342)	—	(20,342)
Class B repurchased	—	—	—	—	—	—	—	—	(1,952)	—	(1,952)
Equity-based compensation	—	—	1,266	—	—	—	—	—	—	—	1,266
Net income	—	—	—	—	—	—	—	—	8,835	—	8,835
Balance at March 31, 2020	284,211	$94,439	$80,813	—	$—	—	$—	$—	$(206,602)	$—	$(125,789)
Remeasurement of redeemable Class A units	—	86,627	—	—	—	—	—	—	(86,627)	—	(86,627)
Class B repurchased	—	—	—	—	—	—	—	—	(292)	—	(292)
Equity-based compensation	—	—	681	—	—	—	—	—	—	—	681
Members' distributions	—	—	—	—	—	—	—	—	(10,527)	—	(10,527)
Net income	—	—	—	—	—	—	—	—	10,146	—	10,146
Balance at June 30, 2020	284,211	$181,066	$81,494	—	$—	—	$—	$—	$(293,902)	$—	$(212,408)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(191)	$18,981
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash equity-based compensation expense	22,123	1,156
Depreciation expense on property and equipment	173	137
Amortization of intangible assets	1,492	1,603
Amortization of deferred debt issuance costs	694	226
Bad debt expense	235	219
Deferred taxes	(865)	—
Tax receivable agreement liability adjustments	(156)	—
Changes in operating assets and liabilities:
Accounts receivable	21,775	(974)
Prepaid expenses and other current assets	2,472	(261)
Other assets	310	(4,625)
Accounts payable	(51,940)	25,167
Accrued expenses	(1,922)	(2,344)
Net cash (used in) provided by operating activities	(5,800)	39,285
Cash flows from investing activities
Purchases of property and equipment	(470)	(92)
Purchase of cost method investment	—	(10,000)
Net cash (used in) investing activities	(470)	(10,092)
Cash flows from financing activities
Proceeds received from:
Revolving line of credit	—	7,500
Payments made for:
Repayments on revolving line of credit	—	(7,500)
Repayments on long-term debt	—	(812)
Repurchase of Class B units at QLH up to fair value	—	(1,453)
Distributions	(110)	(10,527)
Shares withheld for taxes on vesting of restricted stock units	(2,174)	—
Net cash (used in) financing activities	(2,284)	(12,792)
Net (decrease) increase in cash and cash equivalents	(8,554)	16,401
Cash and cash equivalents, beginning of period	23,554	10,028
Cash and cash equivalents, end of period	$15,000	$26,429
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,644	$3,028
Redemption of Class B units of QLH in excess of fair value	$—	$791
Non-cash Investing and Financing Activities:
Establishment of liabilities under the tax receivable agreement	$(53,519)	$—
Establishment of deferred tax assets	$(59,763)	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2020 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2021.
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
The December 31, 2020 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. Results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 2020 Annual Report on Form 10-K.
Impact of COVID-19
The COVID-19 pandemic continues to impact the United States and many countries around the world as new strains of the virus are found. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on the Company's business and operations are uncertain and management is unable to estimate the full impact currently. The Company's Travel vertical has experienced a decline in revenue when compared with pre-COVID-19 levels, and although management does not believe the situation will materially impact the Company's liquidity or capital position, management does not expect revenue from the travel vertical to recover fully in the foreseeable future.
The Company continues to monitor the potential impact of the COVID-19 pandemic on its business, results of operations and financial condition. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as result of the pandemic and management is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in these consolidated financial statements. The extent to which the COVID-19 pandemic will further impact the Company's business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.
Accounts receivable
The Company estimates expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging and any customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $0.7 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively.
Concentrations of credit risk and of significant customers and suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts, and believes it is not exposed to unusual credit risk beyond the normal credit risk in this area based on the financial strength of the institutions with which the Company maintains its deposits.
The Company's accounts receivable, which are unsecured, may expose it to credit risk based on their collectability. The Company controls credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivable, and recording allowances for credit losses.
Customer concentrations consisted of two customers that accounted for approximately $45 million, or 28%, and $95 million, or 29%, of revenue for three and six months ended June 30, 2021, respectively and one customer that accounted for approximately $34 million, or 28%, and $56 million, or 23%, of revenue for three and six months ended June 30, 2020, respectively. The Company's two largest customers accounted for approximately, $22 million, or 29%, and $33 million, or 35%, of its accounts receivables as of June 30, 2021 and December 31, 2020, respectively.
The Company’s accounts payable can expose the Company to business risks such as supplier concentrations. For the three and six months ended June 30, 2021, the Company had no supplier that accounted for more than 10% of total purchases, and for the three and six months ended June 30, 2020, the Company had two suppliers that accounted for approximately $23 million, or 23%, and $47 million, or 21%, of total purchases, respectively. The Company had one large supplier that accounted for approximately $7 million, or 16%, of total accounts payable as of June 30, 2021 and two large suppliers that accounted for approximately $25 million, or 25%, of total accounts payable as of December 31, 2020.
New Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable with the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. As of June 30, 2021, the Company determined that as of December 31, 2021 it will become a large accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("the Exchange Act") and will no longer be classified as an emerging growth company.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). The Company early adopted ASU 2016-13 and its related amendments, as applicable, on January 1, 2021. The adoption of this new accounting guidance did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective annual reporting periods beginning after December 15, 2020 and the interim periods within annual periods beginning after December 15, 2021, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted this ASU using prospective transition as of January 1, 2021. The adoption of the new accounting guidance did not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 for public companies and for fiscal years beginning after December 15, 2021 for all other entities and early adoption is permitted. The Company early adopted this ASU on January 1, 2021 and the adoption did not have a material impact on the Company's consolidated financial statements.
Recently issued not yet adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-2, Leases (ASC 842) (“ASU 2016-2”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance, recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. ASU 2016-2 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11 which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-5 that deferred the effective date for non-public entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. For public business entities the new guidance was effective for fiscal years beginning after December 15, 2018. The Company will adopt this accounting guidance with its annual reporting for fiscal year ending December 31, 2021 as it will be designated a large accelerated filer as of that date. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.
In March 2020 and January 2021, the FASB issued ASU No.  2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP, to contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-4 and ASU 2021-1 on its consolidated financial statements.
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue
Open platform transactions	$152,522	$120,962	$321,870	$237,984
Private platform transactions	4,831	2,654	9,071	5,077
Total	$157,353	$123,616	$330,941	$243,061
The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue
Property & casualty insurance	$109,337	$88,617	$234,878	$160,690
Health insurance	33,688	26,204	69,584	54,077
Life insurance	7,479	7,320	15,432	16,873
Other (1)	6,849	1,475	11,047	11,421
Total	$157,353	$123,616	$330,941	$243,061

(1)Other verticals include Travel, Education and Consumer Finance.

3. Property and equipment
Property and equipment consisted of the following:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Leasehold improvements	$1,254	$918
Furniture and fixtures	364	318
Computers	449	360
Property and equipment, gross	2,067	1,596
Less: Accumulated depreciation	(1,007)	(834)
Property and equipment, net	$1,060	$762
Depreciation expense related to property and equipment amounted to $0.1 million for the three months ended June 30, 2021 and 2020, and $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
	June 30, 2021				December 31, 2020
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	120	$25,040	$(11,373)	$13,667	$25,040	$(10,016)	$15,024
Non-compete agreements	60	303	(240)	63	303	(211)	92
Domain names	60	1,224	(895)	329	1,224	(789)	435
Intangible assets		$26,567	$(12,508)	$14,059	$26,567	$(11,016)	$15,551
Goodwill	Indefinite	$18,402	—	$18,402	$18,402	—	$18,402
Amortization expense related to intangible assets totaled $0.7 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. Goodwill is not amortized and is tested for impairment at least annually in the fourth quarter or when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value.  The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	June 30, 2021		December 31, 2020
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance	$18,402	$15,551	$18,402	$18,752
Additions to goodwill and intangible assets	—	—	—	—
Amortization	—	(1,492)	—	(3,201)
Ending balance	$18,402	$14,059	$18,402	$15,551

As of June 30, 2021, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2021–Remaining Period	$1,491
2022	2,730
2023	2,388
2024	2,211
2025	2,028
Thereafter	3,211
$14,059
5. Accrued expenses
Accrued expenses consisted of:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Accrued payroll and related expenses	$2,879	$6,686
Accrued operating expenses	2,904	1,545
Other accrued expenses	1,689	975
Total accrued expenses	$7,472	$9,206
6. Long-term debt
On September 23, 2020, the Company entered into new senior secured credit facilities (“2020 Credit Facilities”) with a syndicate of banks and financial institutions, consisting of (a) $210.0 million term loan (“2020 Term Loan Facility”), which was fully drawn at close and (b) a revolving line of credit of $5.0 million (“2020 Revolving Credit Facility”). Proceeds from the $210.0 million term loan were used to (i) repay the 2019 Term Loan Facilities in full, (ii) pay $105.8 million in cash distributions to QLH Class A Unit Holders and certain QLH Class B Unit Holders, and (iii) pay related transaction expenses.
Long-term debt consisted of the following:

	As of
(in thousands)	June 30, 2021	December 31, 2020
2020 Term Loan	$186,375	$186,375
Debt issuance costs	(3,031)	(3,707)
	$183,344	$182,668
Less: current portion	—	—
Total long-term debt	$183,344	$182,668
As of June 30, 2021 and December 31, 2020, the Company had no outstanding amount drawn on the 2020 Revolving Credit Facility.

The expected future principal payments for all borrowings as of June 30, 2021 were as follows:

(in thousands)	Contractual maturity

2021–Remaining Period	$—
2022	—
2023	186,375
$186,375
Unamortized debt issuance costs	(3,031)
Total long-term debt	$183,344
The Company incurred interest expense of $2.2 million and $1.5 million during the three months ended June 30, 2021 and 2020, respectively and $4.5 million and $3.3 million during the six months ended June 30, 2021 and 2020, respectively. Interest expense included amortization of debt issuance costs of $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively and $0.7 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. Accrued interest was $1.9 million and $0.7 million as of June 30, 2021 and December 31, 2020, respectively.
The carrying amount of the long-term debt under 2020 Credit Facilities approximates the fair values thereof as the borrowings have a variable interest rate structure with no prepayment penalties and are classified within the Level 2 hierarchy.
7. Commitments and contingencies
Operating leases
The Company is obligated under certain non-cancellable operating leases of its facilities, which expire on various dates through 2027. Certain facility leases contain predetermined fixed escalation of minimum rents.
The Company recognizes rent expense on a straight-line basis for these leases and records the difference between recognized rental expense and the amounts payable under the lease agreement as deferred rent. The deferred rent liability was $0.4 million as of June 30, 2021 and December 31, 2020. Total rental expense amounted to $0.2 million for the three months ended June 30, 2021 and 2020, and $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively and is recorded in operating expenses in the consolidated statements of operations.
Future minimum lease payments under the non-cancellable leases as of June 30, 2021 were as follows:

(in thousands)	Rent payments

2021–Remaining Period	$401
2022	936
2023	904
2024	908
2025	936
Thereafter	874
Total	$4,959
Litigation
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. As of June 30, 2021 and December 31, 2020, the Company did not have any contingency reserves established for any litigation liabilities.

8. Equity-based compensation
The Company’s equity-based compensation plans are fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Equity-based compensation plans" in the 2020 Annual Report on Form 10-K.
A summary of equity-based compensation cost recognized for equity based awards outstanding during the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
QLH Class B units	—	$681	—	$1,947
QLH restricted Class B-1 units	140	—	265	—
Restricted Class A shares	285	—	552	—
Restricted stock units	11,096	—	21,306	—
Total equity-based compensation	$11,521	$681	$22,123	$1,947
Equity-based compensation cost is allocated to the following expense categories in the consolidated statements of operations during the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$442	$18	$842	$40
Sales and marketing	1,981	79	3,683	155
Product development	1,665	315	2,997	629
General and administrative	7,433	269	14,601	1,123
Total equity-based compensation	$11,521	$681	$22,123	$1,947
As of June 30, 2021, unrecognized compensation cost related to the QLH restricted Class B-1 units, Restricted Class A shares, and Restricted stock units was $1.1 million, $2.6 million, and $104.8 million, respectively, and will be recognized over weighted-average periods of 2.46 years, 2.67 years, and 2.56 years, respectively.
9. Income taxes
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc. Accordingly, the Company is not liable for income taxes on the portion of QLH’s earnings not allocated to it. MediaAlpha, Inc. files and pays corporate income taxes for U.S. federal and state income tax purposes and its corporate subsidiary, Skytiger Studio, Ltd., is subject to taxation in Taiwan.  The Company expects this structure to remain in existence for the foreseeable future.
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was 25.3% and 71.9% for the three and six months ended June 30, 2021, respectively. The Company’s effective income tax rate was 0.0% for the three and six months ended June 30, 2020.
The following table summarizes the Company's income tax expense (benefit):

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
(Loss) income before income taxes	$(493)	$—	$(680)	$—
Income tax (benefit)	$(125)	$—	$(489)	$—
Effective Tax Rate	25.3%	0.0%	71.9%	0.0%

The Company's effective tax rate of 25.3% and 71.9% for the three and six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income associated with non-controlling interests not taxable to the Company, nondeductible transaction costs associated with the Secondary Offering, and the impact of tax benefits associated with equity-based awards.  The results for the three and six months ended June 30, 2020 do not reflect any income tax expense because, prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate income tax.
There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and six months ended June 30, 2021, holders of Class B-1 units exchanged 37,248 and 4,495,044, Class B-1 units respectively, together with an equal number of shares of Class B common stock for shares of Class A common stock on a one-for-one basis (“Exchange”). The Company recognized a deferred tax asset of $47.2 million associated with the basis difference in its investment in QLH upon the Exchange. As of June 30, 2021, the total deferred tax asset related to the basis difference in the Company's investment in QLH was $72.1 million. The Company also recognized $12.5 million of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement (“TRA”) and expected future deductions for imputed interest on such payments.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2021 there were no changes to the Company's valuation allowance.
Tax Receivable Agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA, with Insignia, Senior Executives, and White Mountains. The Company expects to obtain an increase in its share of the tax basis in the net assets of QLH as Class B-1 units are exchanged for shares of Class A common stock (or, at the Company's election, redeemed for cash of an equivalent value). The Company intends to treat any redemptions and exchanges of Class B-1 units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
The Exchange resulted in an increase in the tax basis of the Company's investment in QLH subject to the provisions of the TRA. The Company recognized an additional liability in the amount of $53.5 million for the TRA related payments, representing 85% of the aggregate tax benefits it expects to realize from the increases in tax basis related to the redemption of Class B-1 units, after concluding it was probable that such TRA payments would be paid based on management's estimates of future taxable income. No payments were made pursuant to the TRA during the six months ended June 30, 2021. As of June 30, 2021, the total amount of payments expected to be paid under the TRA, was $75.9 million, of which $0.1 million was included in accrued expenses on the Company's consolidated balance sheet.
10. Earnings Per Share

(in thousands except share data and per share amount)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Basic
Net loss	$(368)	$(191)
Less: net (loss) attributable to non-controlling interest	(171)	(288)
Net (loss) income available for basic common shares	$(197)	$97
Weighted-average shares of Class A common stock outstanding - basic and diluted	37,667,432	35,414,548
Net (loss) income per share of Class A common stock - basic and diluted (a)	$(0.01)	$0.00

The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2021 as the effect would be anti-dilutive. The following table summarizes the share and unit totals with a potentially dilutive impact:

As of
June 30, 2021
QLH Class B / B-1 Units (Replacement awards)	21,076,952
Restricted Class A Shares	789,999
Restricted stock units	4,850,011
Potential dilutive shares	26,716,962
(a)Earnings per share is presented for the period subsequent to the Reorganization Transactions and IPO. Prior to it, the QLH's membership structure consisted of Class A Units and B Units. MediaAlpha, Inc.’s current capital structure is not reflective of the capital structure of QLH prior to the Reorganization Transactions. Therefore, earnings per share have not been presented for periods prior to the completion of the Reorganization Transactions and IPO.
11.Non-Controlling Interest
In accordance with the QLH’s limited liability company agreement, the Company allocates the share of net income (loss) to the holders of non-controlling interests pro-rata to their holdings at a point in time. The non-controlling interests balance represents the holders of Class B-1 units.  Changes in MediaAlpha, Inc.'s ownership interest in QLH are accounted for as equity transactions. During the six months ended June 30, 2021, holders of Class B-1 units exchanged 4,495,044 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis.
As of June 30, 2021 and December 31, 2020, the holders of Class B-1 units owned 34.8% and 42.9%, respectively, of the outstanding units of QLH, with the remaining 65.2% and 57.1%, respectively, being owned by MediaAlpha, Inc.
12.Subsequent events
On July 29, 2021, the Company entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, among the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million, the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereof as of the date of the First Amendment, fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million, which replaced the existing revolving credit facility under the 2020 Credit Agreement. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to, at the option of the Company, the London interbank offered rate plus an applicable margin, with a floor of 0.00%, or a base rate plus an applicable margin. The applicable margins will be based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate. Loans under the term loan facility and the revolving credit facility will mature on July 29, 2026.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Cautionary Statement Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting over $1.5 billion in Transaction Value across our platform over the last two years.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination or other financial websites looking to monetize high-intent users on their websites. For the twelve-month period ended June 30, 2021, an average of 32.9 million consumers each month shop for insurance products through the websites of our diversified group of supply partners and our proprietary websites, driving an average of over 7.5 million Consumer Referrals per month on our platform.
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
We believe our technology is a key differentiator and a powerful driver of our performance. We maintain deep, custom integrations with partners representing the majority of our Transaction Value, which enable automated, data-driven processes that optimize our partners’ customer acquisition spend and revenue. Through our platform, our insurance carrier partners can target and price across over 35 separate consumer attributes to manage customized acquisition strategies.
Financial Highlights
For the three and six months ended June 30, 2021, we generated $157.4 million and $330.9 million, of revenue, respectively, representing increases of 27.3% and 36.2% respectively, over the $123.6 million and $243.1 million of revenue we generated for the three and six months ended June 30, 2020, respectively, driven primarily by increases in revenue in our P&C insurance vertical of $20.7 million and $74.2 million and Health insurance vertical of $7.5 million and $15.5 million, respectively.
For the three and six months ended June 30, 2021, we had net losses of $0.4 million and $0.2 million, respectively, compared with net income of $10.1 million and $19.0 million for the three and six months ended June 30, 2020, respectively, a decrease of 104% and 101%, respectively. This decline was driven primarily by higher equity-based compensation expenses of $10.8 million and $20.2 million, higher personnel-related costs of $2.2 million and $3.5 million, during the three and six months ended June 30, 2021, respectively, and higher professional and legal fees as we continue to operate as a publicly-reporting company. In addition, the net loss for the six months ended June 30, 2021 was due in part to $2.7 million of expenses incurred in connection with the Secondary Offering. The decline was offset in part by strong growth in contribution from our P&C and Health verticals.

For the three months ended June 30, 2021, we had net loss attributable to MediaAlpha, Inc. of $0.2 million and for the six months ended June 30, 2021 we had net income attributable to MediaAlpha, Inc. of $0.1 million. The results for the three and six months ended June 30, 2020 do not reflect any loss or income attributable to non-controlling interest because there were no non-controlling interests prior to the Reorganization Transactions and IPO. For the three and six months ended June 30, 2020, net income attributable to QLH was $10.1 million and $19.0 million, respectively.
For the three and six months ended June 30, 2021, we had Adjusted EBITDA of $14.7 million and $31.2 million, respectively, compared with $13.2 million and $25.9 million for the three and six months ended June 30, 2020, respectively, an increase of 11.2% and 20.2% that was driven primarily by strong growth in contribution from our P&C and Health verticals, offset in part by higher professional and legal fees as we continue to operate as a publicly-reporting company.
For the three and six months ended June 30, 2021, our gross margin (revenue less cost of revenue divided by revenue) was 15.9% and 15.5% compared with 15.7% for the three and six months ended June 30, 2020, primarily due to change in mix of Transaction Value from our Open platform to our Private platform, where revenue is recognized on a net basis.
For the three and six months ended June 30, 2021, our Contribution increased to $26.7 million and $54.5 million, compared with $20.4 million and $40.1 million for the three and six months ended June 30, 2020, an increase of 30.9% and 36.0%, respectively. For the three months ended June 30, 2021, Contribution Margin increased to 16.9% compared with 16.5% for the three months ended June 30, 2020 due primarily to the growth in Transaction Value from our Private platform where revenue is recognized on a net basis and translates to Contribution Margin at a higher rate. Contribution Margin percentage remained constant at 16.5% for the six months ended June 30, 2021 and 2020.
Adjusted EBITDA, Contribution, and Contribution Margin are business and operating metrics that are not presented in accordance with GAAP. We use such metrics, together with financial measures prepared in accordance with GAAP, to measure our operating performance. See “Key business and operating metrics” below. We also present Transaction Value, which is an operating metric not presented in accordance with GAAP. Although Transaction Value is a driver of revenue in accordance with GAAP, we do not believe that Transaction Value is a financial measure because it only measures the gross transaction activity across our platform. Transaction activity on the platform translates to revenue as described below under “Key components of our results of operations—Revenue.” As described below under “Key business and operating metrics—Transaction value,” we present Transaction Value because we believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K.
Secular trends in the insurance industry
Our technology platform was created to serve and grow with our core insurance end markets. We believe secular trends in the insurance industry are critical drivers of our revenue and will continue to provide strong tailwinds for our business. More insurance consumers are shopping online and direct-to-consumer marketing, which fuels our revenue, is the fastest growing insurance distribution channel. In addition, insurance customer acquisition spending is growing. As mass-market customer acquisition spend is becoming more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect digital insurance customer acquisition spending to continue to grow, and we believe we are well-positioned to benefit from this growth.
Transaction Value
Transaction Value from Open platform transactions is a direct driver of our revenue, while Transaction Value from Private platform transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform grew to $256.5 million and $519.0 million for the three and six months ended June 30, 2021, respectively, from $175.2 million and $341.3 million for the three and six months ended June 30, 2020, respectively. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization. For the three and six months ended June 30, 2021, 96.8% and 98.2% of total Transaction Value executed on our platform, respectively, came from demand partner relationships in place during 2020.
Our demand and supply partners
Our success depends on our ability to retain and grow the number of demand and supply partners on our platform. The aggregate number of demand and supply partners active on our platform increased to 1,577 during the six months ended June 30, 2021 from 1,015 during the six months ended June 30, 2020, driven by increased engagement in our P&C and Health verticals, offset in part by decreased engagement in our Travel vertical as advertising spend in this vertical decreased sharply during the the three months ended March 31, 2021, compared with the prior year period, due to reduced travel resulting from the COVID-19 pandemic. We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve the top-tier insurance carriers in the industry. In terms of buyers, 15 of the top 20 largest auto insurance carriers by customer acquisition spend are on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform grew to 22.9 million and 47.4 million for the three and six months ended June 30, 2021, respectively, from 18.7 million and 36.7 million for the three and six months ended June 30, 2020, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
Seasonality
Our results are subject to fluctuations as a result of seasonality. In particular, our property & casualty insurance vertical is typically characterized by seasonal strength in our quarters ending March 31 and September 30 due to a greater supply of Consumer Referrals and higher customer acquisition budgets during those quarters, and to seasonal weakness in our quarters ending December 31 due to a lower supply of Consumer Referrals available on a cost-effective basis and lower customer acquisition budgets from some buyers during those quarters. Our health insurance vertical is typically characterized by seasonal strength in our quarters ending March 31 and December 31 due to open enrollment periods for health insurance and annual enrollment for Medicare during those quarters, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.
Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment levels.
Cyclicality
Our results are also subject to fluctuations as result of business cycles experienced by companies in the insurance industry. These cycles, most notably in the auto insurance industry, are characterized by periods of “soft” market conditions, when carriers are focused on lowering rates, increasing capacity, and building market share and “hard” market conditions, when carriers tend to raise prices and prioritize profitability over growth. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the recent enactment of the California Consumer Privacy Act ("CCPA"), which became effective on January 1, 2020, may affect our business. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see “Business—Regulation” and “Risk factors—Risks related to laws and regulation” in our 2020 Annual Report on Form 10-K.
COVID-19 and impact on travel
In 2015, we began to expand into the Travel vertical, which is ultimately driven by consumer spending on airfare, hotels, rentals and other travel products. However, as a result of COVID-19, we have experienced a dramatic decline in revenue from the Travel vertical and expect this trend to continue for the foreseeable future. For the three and six months ended June 30, 2021, revenue from the Travel vertical comprised approximately 2.7% and 2.0% of our total revenue, respectively, compared with 0.3% and 3.9% for the three and six months ended June 30, 2020. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future.
Recent developments
On April 20, 2021, Google announced a new certification program for Health insurance advertisers in the United States. This certification will allow first-party providers and licensed third-party brokers to continue to advertise on paid search via Google Ads. To comply with the new policy, beginning June 2, 2021, advertisers must be certified by a third-party administrator as a licensed provider of health insurance. During the three months ended June 30, 2021, we were able to obtain certifications for all 50 states and the District of Columbia, and the new requirements had negligible impact on our operations and revenue for such period.
On July 29, 2021, we entered into an amendment to the 2020 Credit Agreement for a new senior secured term loan facility in an aggregate principal amount of $190.0 million, the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereof as of the date of the amendment, fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million, which replaced the existing revolving credit facility under the 2020 Credit Agreement. See “Liquidity and Capital Resources” below for additional information regarding these transactions.
Key components of our results of operations
Revenue
We operate primarily in the P&C insurance, health insurance and life insurance verticals and generate revenue through the purchase and sale of Consumer Referrals.
The price and amount of Consumer Referrals purchased and sold on our platform vary based on a number of market conditions and consumer attributes, including (i) geographic location of consumers, (ii) demographic attributes of consumers, (iii) the source of Consumer Referrals and quality of conversion by source, (iv) buyer bids and (v) buyer demand and budget.
In our Open platform transactions, we have control over the Consumer Referrals that are sold to our demand partners. In these arrangements, we have separate agreements with demand partners and suppliers. Suppliers are not a party to the contractual arrangements with our demand partners, nor are the suppliers the beneficiaries of our demand partner agreements. We earn fees from our demand partners and separately pay (i) a revenue share to suppliers and (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in the Open platform transactions. As a result, the fees paid by demand partners are recognized as revenue and the fees paid to suppliers are included in cost of revenue.
With respect to our Private platform transactions, buyers and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge a platform fee on the Consumer Referrals transacted. We act as an agent in the Private platform transactions and recognize revenue for the platform fee received. There are no separate payments made by us to suppliers in our Private platform.
Cost and operating expenses
Cost and operating expenses consist primarily of cost of revenue, sales and marketing expenses, product expenses and general and administrative expenses.

Cost of revenue
Our cost of revenue is comprised primarily of revenue share payments to suppliers and traffic acquisition costs paid to top tier search engines, as well as telephony infrastructure costs, internet and hosting, merchant fees, salaries and related expenses, amortization expense and other expenses.
Sales and marketing
Sales and marketing expenses consist primarily of an allocation of personnel expenses for employees engaged in demand side and supply side business development, marketing and media acquisition activities, and include salaries, wages and benefits, including non-cash equity-based compensation. Sales and marketing expenses also include costs related to attracting partners to our platform, including marketing and promotions, tradeshows and related travel and entertainment expenses. Sales and marketing expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.
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
General and administrative
General and administrative expenses consist primarily of an allocation of personnel expenses for executive, finance, legal, human resources, and business analytics employees, and include salaries, wages and benefits, including non-cash equity-based compensation. General and administrative expenses also include professional services and an allocated portion of rent and facilities expenses and depreciation expense.
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discounts associated with these arrangements.
Provision for income taxes
We are the sole managing member of QLH, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, QLH is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by QLH is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by QLH. As our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of June 30, 2021, our ownership interest in QLH was 65.2%.
Net income (loss) attributable to QLH prior to Reorganization Transactions
Net income incurred prior to the completion of the Reorganization Transactions is attributed to QLH. Net income attributable to QLH prior to Reorganization Transactions was $10.1 million and $19.0 million for the three and six months ended June 30, 2020, respectively.
Net income (loss) attributable to Non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate the share of net income (loss) to the non-controlling interest holders pro-rata to their holdings. The non-controlling interests balance represents the holders of Class B-1 units. Net loss attributable to non-controlling interest was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

Operating results for the three months ended June 30, 2021 and 2020
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in thousands)	2021		2020
Revenue	$157,353	100.0%	$123,616	100.0%
Cost and operating expenses
Cost of revenue	132,304	84.1%	104,193	84.3%
Sales and marketing	5,717	3.6%	2,814	2.3%
Product development	3,835	2.4%	1,873	1.5%
General and administrative	13,582	8.6%	3,055	2.5%
Total cost and operating expenses	155,438	98.8%	111,935	90.6%
Income from operations	1,915	1.2%	11,681	9.4%
Other expenses, net	171	0.1%	—	0.0%
Interest expense	2,237	1.4%	1,535	1.2%
Total other expense	2,408	1.5%	1,535	1.2%
(Loss) income before income taxes	(493)	-0.3%	10,146	8.2%
Income tax (benefit)	(125)	-0.1%	—	0.0%
Net (loss) income	$(368)	-0.2%	$10,146	8.2%
Net income attributable to QLH prior to Reorganization Transactions	—	0.0%	10,146	8.2%
Net (loss) attributable to non-controlling interest	(171)	-0.1%	—	0.0%
Net (loss) income attributable to MediaAlpha, Inc.	$(197)	-0.1%	$—	0.0%
Net (loss) income per share of Class A common stock
-Basic and diluted	$(0.01)		$—
Weighted average shares of Class A common stock outstanding
-Basic and diluted	37,667,432		—
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Property & Casualty insurance	$109,337	$20,720	23.4%	$88,617
Percentage of total revenue	69.5%			71.7%
Health insurance	33,688	7,484	28.6%	$26,204
Percentage of total revenue	21.4%			21.2%
Life insurance	7,479	159	2.2%	$7,320
Percentage of total revenue	4.8%			5.9%
Other	6,849	5,374	364.3%	$1,475
Percentage of total revenue	4.4%			1.2%
Revenue	$157,353	33,737	27.3%	$123,616

For the three months ended June 30, 2021, P&C insurance revenue increased $20.7 million, or 23.4%, from $88.6 million for the three months ended June 30, 2020. The increase was due to an increase in customer acquisition spending by auto insurance carriers, driven by improving carrier profitability and the growing trend of P&C insurance carriers allocating increasing portions of their customer acquisition budgets to the DTC channel, resulting in our supply partners driving more consumers through their websites. This led to a period-over-period increase in supply of Consumer Referrals from both new and existing supply partners. During the three months ended June 30, 2021, due in part to a resumption of more typical driving patterns, we began to see early signs of easing growth in customer acquisition investments from certain P&C carriers due to profitability considerations though we also saw increased customer acquisition spend from certain other carriers.
For the three months ended June 30, 2021, health insurance revenue increased $7.5 million, or 28.6%, from $26.2 million for the three months ended June 30, 2020. This increase was driven by increased customer acquisition budget allocation from health insurance carriers, resulting in our supply partners driving more consumers through their websites, and increased supply from our proprietary websites as we increased the volume of media spend to satisfy the increased demand.
For the three months ended June 30, 2021, life insurance revenue increased by $0.2 million, or 2.2%, from $7.3 million for the three months ended June 30, 2020. This increase was driven by an increase in customer acquisition budget allocation from life insurance carriers, resulting in our supply partners driving more consumers through their websites.
For the three months ended June 30, 2021, other revenue increased $5.4 million, or 364.3%, from $1.5 million for the three months ended June 30, 2020. This decrease was driven primarily by an increase in travel comparison shopping, due to the easing of concerns related to COVID-19, as well as an increase in consumer referrals from our education supply partners.
Cost of revenue
The following table presents our cost of revenue for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Cost of revenue	$132,304	$28,111	27.0%	$104,193
Percentage of revenue	84.1%			84.3%
For the three months ended June 30, 2021, cost of revenue increased by $28.1 million, or 27.0%, from $104.2 million for the three months ended June 30, 2020. The increase is correlated with the overall increase in revenue volume and the corresponding increase in revenue share payments to suppliers. Cost of revenue as a percentage of revenue declined slightly due to an increase in mix of Transaction Value from our Private platform, where we recognize revenue on a net basis.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Sales and marketing	$5,717	$2,903	103.2%	$2,814
Percentage of revenue	3.6%			2.3%
For the three months ended June 30, 2021, sales and marketing expenses increased by $2.9 million, or 103.2%, from $2.8 million for the three months ended June 30, 2020. The increase in sales and marketing expense was due primarily to higher equity-based compensation expenses of $1.9 million and an increase in personnel-related costs of $0.9 million resulting from planned headcount additions.

Product development
The following table presents our product development expenses for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Product development	$3,835	$1,962	104.8%	$1,873
Percentage of revenue	2.4%			1.5%
For the three months ended June 30, 2021, product development expense increased by $2.0 million, or 104.8%, from $1.9 million for the three months ended June 30, 2020. The increase in product development expense was due primarily to higher equity-based compensation expenses of $1.4 million and an increase in personnel-related costs $0.6 million resulting from planned headcount additions.
General and administrative
The following table presents our general and administrative expense for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
General and administrative	$13,582	$10,527	344.6%	$3,055
Percentage of revenue	8.6%			2.5%
For the three months ended June 30, 2021, general and administrative expense increased by $10.5 million, or 344.6%, from $3.1 million for the three months ended June 30, 2020. The increase in general and administrative expense was due primarily to higher equity-based compensation expenses of $7.2 million, costs related to directors and officers insurance premiums of $1.5 million and higher professional and other fees as we continue to operate as a publicly-reporting company.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in cost and operating expenses for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Cost of revenue	$442	$424	2,355.6%	$18
Sales and marketing	1,981	1,902	2,407.6%	79
Product development	1,665	1,350	428.6%	315
General and administrative	7,433	7,164	2,663.2%	269
Total	$11,521	$10,840	1,591.8%	$681
For the three months ended June 30, 2021, equity-based compensation expense increased $10.8 million, or 1591.8%, compared with the three months ended June 30, 2020. This change was driven primarily by grants of equity-based awards to Senior Executives and Legacy Profit Interest Holders at the time of our IPO and grants of restricted stock units under the 2020 Omnibus Incentive Plan.

Depreciation
The following table presents our depreciation expense that was included in cost and operating expenses for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Cost of revenue	$8	$2	33.3%	$6
Sales and marketing	38	13	52.0%	25
Product development	27	5	22.7%	22
General and administrative	18	1	5.9%	17
Total	$91	$21	30.0%	$70
The increase in depreciation expense for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 was not material.
Amortization
The following table presents our amortization of intangible asset expense that was included in cost and operating expenses for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Sales and Marketing	$746	$(53)	(6.6)%	$799
The decrease in amortization expense for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 was not material.
Interest expense
The following table presents our interest expense for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Interest expense	$2,237	$702	45.7%	$1,535
Percentage of revenue	1.4%			1.2%
For the three months ended June 30, 2021, interest expense increased by $0.7 million, or 45.7%, from $1.5 million for the three months ended June 30, 2020, driven by a higher principal balance on the 2020 Credit Facility resulting from the refinancing of our 2019 Credit Facilities in September 2020.
Income tax (benefit)
The following table presents our income tax (benefit) for the three months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2021	$	%	Three Months Ended June 30, 2020
Income taxes	$(125)	$(125)	100%	$—
Percentage of revenue	(0.1)%			0.0%

For the three months ended June 30, 2021, we recorded an income tax benefit of $0.1 million resulting from our effective tax rate of 25.3%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, and the impact of tax benefits associated with equity-based awards. The results for the three months ended June 30, 2020 do not reflect an income tax expense because, prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate taxation.
Operating results for the six months ended June 30, 2021 and 2020
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021		2020
Revenue	$330,941	100.0%	$243,061	100.0%
Cost and operating expenses
Cost of revenue	279,483	84.5%	204,862	84.3%
Sales and marketing	11,101	3.4%	5,950	2.4%
Product development	7,150	2.2%	3,716	1.5%
General and administrative	29,328	8.9%	6,302	2.6%
Total cost and operating expenses	327,062	98.8%	220,830	90.9%
Income from operations	3,879	1.2%	22,231	9.1%
Other expenses, net	21	0.0%	—	0.0%
Interest expense	4,538	1.4%	3,250	1.3%
Total other expense	4,559	1.4%	3,250	1.3%
(Loss) income before income taxes	(680)	-0.2%	18,981	7.8%
Income tax (benefit)	(489)	-0.1%	—	0.0%
Net (loss) income	$(191)	-0.1%	$18,981	7.8%
Net income attributable to QLH prior to Reorganization Transactions	—	0.0%	18,981	7.8%
Net (loss) attributable to non-controlling interest	(288)	-0.1%	—	0.0%
Net (loss) income attributable to MediaAlpha, Inc.	$97	0.0%	$—	0.0%
Net (loss) income per share of Class A common stock
-Basic and diluted	$0.00		$—
Weighted average shares of Class A common stock outstanding
-Basic and diluted	35,414,548		—

Revenue
The following table presents our revenue, disaggregated by vertical, for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Property & Casualty insurance	$234,878	$74,188	46.2%	$160,690
Percentage of total revenue	71.0%			66.1%
Health insurance	69,584	15,507	28.7%	$54,077
Percentage of total revenue	21.0%			22.2%
Life insurance	15,432	(1,441)	(8.5)%	$16,873
Percentage of total revenue	4.7%			6.9%
Other	11,047	(374)	(3.3)%	$11,421
Percentage of total revenue	3.3%			4.7%
Revenue	$330,941	87,880	36.2%	$243,061
For the six months ended June 30, 2021, P&C insurance revenue increased $74.2 million, or 46.2%, from $160.7 million for the six months ended June 30, 2020. The increase was due to an increase in spend from auto insurance carriers, driven by improving carrier profitability and the growing trend of property & casualty insurance carriers allocating customer acquisition budgets to the DTC channel, resulting in our supply partners driving more consumers through their websites. This led to a period over period increase in supply from both new and existing supply partners.
For the six months ended June 30, 2021, health insurance revenue increased $15.5 million, or 28.7%, from $54.1 million for the six months ended June 30, 2020. This increase was driven by increased customer acquisition budget allocation from health insurance carriers, resulting in our supply partners driving more consumers through their websites, and increased supply from our proprietary websites as we increased the volume of media spend to satisfy the increased demand.
For the six months ended June 30, 2021, life insurance revenue decreased by $1.4 million, or 8.5%, from $16.9 million for the six months ended June 30, 2020. This decrease was driven by certain supply partners that migrated their consumer referral inventory from our Open platform to our Private platform as certain supply partners leverage our platform to monetize their consumers.
For the six months ended June 30, 2021, other revenue decreased $0.4 million, or 3.3%, from $11.4 million for the six months ended June 30, 2020. This decrease was driven primarily in Travel vertical, due to concerns around COVID-19, offset in part by an increase in our Consumer Finance vertical.
Cost of revenue
The following table presents our cost of revenue for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Cost of revenue	$279,483	$74,621	36.4%	$204,862
Percentage of revenue	84.5%			84.3%
For the six months ended June 30, 2021, cost of revenue increased by $74.6 million, or 36.4%, from $204.9 million for the six months ended June 30, 2020. The increase is correlated with the overall increase in revenue volume and the corresponding increase in revenue share payments to suppliers. Cost of revenue as a percentage of revenue increased slightly due in part to an increase in operations with partners with higher share payments and also due to a change in mix of Transaction Value from our Private platform, where we recognize revenue on a net basis.

Sales and marketing
The following table presents our sales and marketing expenses for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Sales and marketing	$11,101	$5,151	86.6%	$5,950
Percentage of revenue	3.4%			2.4%
For the six months ended June 30, 2021, sales and marketing expenses increased by $5.2 million, or 86.6%, from $6.0 million for the six months ended June 30, 2020. The increase in sales and marketing expense was due primarily to higher equity-based compensation expenses of $3.5 million and an increase in personnel-related costs of $1.4 million resulting from planned headcount additions.
Product development
The following table presents our product development expenses for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Product development	$7,150	$3,434	92.4%	$3,716
Percentage of revenue	2.2%			1.5%
For the six months ended June 30, 2021, product development expense increased by $3.4 million, or 92.4%, from $3.7 million for the six months ended June 30, 2020. The increase in product development expense was due primarily to higher equity-based compensation expenses of $2.4 million and an increase in personnel-related costs of $1.0 million resulting from planned headcount additions.
General and administrative
The following table presents our general and administrative expense for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
General and administrative	$29,328	$23,026	365.4%	$6,302
Percentage of revenue	8.9%			2.6%
For the six months ended June 30, 2021, general and administrative expense increased by $23.0 million, or 365.4%, from $6.3 million for the six months ended June 30, 2020. The increase in general and administrative expenses was due primarily to higher equity-based compensation expenses of $13.5 million, costs related to directors and officers insurance premiums of $2.9 million, professional and legal fees of $2.7 million incurred in connection with the Secondary Offering, and other professional fees as we continue to operate as a publicly-reporting company.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in cost and operating expenses for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Cost of revenue	$842	$802	2,005.0%	$40
Sales and marketing	3,683	3,528	2,276.1%	155
Product development	2,997	2,368	376.5%	629
General and administrative	14,601	13,478	1,200.2%	1,123
Total	$22,123	$20,176	1,036.3%	$1,947
For the six months ended June 30, 2021, equity-based compensation expense increased $20.2 million, or 1,036.3%, compared with the six months ended June 30, 2020. This change was driven primarily by grants of equity-based awards to Senior Executives and Legacy Profit Interest Holders at IPO and grants of restricted stock units under the 2020 Omnibus Incentive Plan.
Depreciation
The following table presents our depreciation expense that was included in cost and operating expenses for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Cost of revenue	$15	$4	36.4%	$11
Sales and marketing	72	23	46.9%	49
Product development	51	7	15.9%	44
General and administrative	35	2	6.1%	33
Total	$173	$36	26.3%	$137
The increase in depreciation expense for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 was not material.
Amortization
The following table presents our amortization of intangible asset expense that was included in cost and operating expenses for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Sales and Marketing	$1,492	$(111)	(6.9)%	$1,603
For the six months ended June 30, 2021, amortization expense decreased by $0.1 million, or 6.9%, from $1.6 million for the six months ended June 30, 2020. The decline was driven by lower amortization based on the economic life of our customer relationships.

Interest expense
The following table presents our interest expense for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Interest expense	$4,538	$1,288	39.6%	$3,250
Percentage of revenue	1.4%			1.3%
For the six months ended June 30, 2021, interest expense increased by $1.3 million, or 39.6%, from $3.3 million for the six months ended June 30, 2020, driven by a higher principal balance on the 2020 Credit Facility in connection with the refinancing of our 2019 Credit Facilities in 2020.
Income tax (benefit)
The following table presents our income tax (benefit) for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Income tax (benefit)	$(489)	$(489)	100%	$—
Percentage of revenue	(0.1)%			0.0%
For the six months ended June 30, 2021, we recorded an income tax benefit of $0.5 million. Our effective tax rate of 71.9% differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, nondeductible transaction costs associated with the Secondary Offering and the impact of tax benefits associated with equity-based awards. The results for the six months ended June 30, 2020 do not reflect any income tax expense because, prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate taxation.
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
Adjusted EBITDA
We define “Adjusted EBITDA” as net income excluding interest expense, income tax benefit (expense), depreciation expense on property and equipment, and amortization of intangible assets, as well as equity-based compensation expense and certain other adjustments as listed in the table below. Adjusted EBITDA is a non-GAAP financial measure that we present to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. In addition, presenting Adjusted EBITDA provides investors with a metric to evaluate the capital efficiency of our business.
Adjusted EBITDA is not presented in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. These limitations include the fact that Adjusted EBITDA excludes interest expense on debt, income tax benefit (expense), equity-based compensation expense, depreciation and amortization, and certain other adjustments that we consider useful information to investors and others in understanding and evaluating our operating results. In addition, other companies may use other measures to evaluate their performance, including different definitions of “Adjusted EBITDA,” which could reduce the usefulness of our Adjusted EBITDA as a tool for comparison.
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$(368)	$10,146	$(191)	$18,981
Equity-based compensation expense	11,521	681	22,123	1,947
Interest expense	2,237	1,535	4,538	3,250
Income tax (benefit)	(125)	—	(489)	—
Depreciation expense on property and equipment	91	70	173	137
Amortization of intangible assets	746	799	1,492	1,603
Transaction expenses(1)	66	—	2,731	—
Employee-related costs(2)	99	—	349	—
SOX implementation costs(3)	297	—	449	—
Changes in TRA related liability(4)	—	—	(156)	—
Reduction in Tax Indemnification Receivable(5)	147	—	147	—
Adjusted EBITDA	$14,711	$13,231	$31,166	$25,918
(1)Transaction expenses include $0.1 million and $2.7 million of expenses incurred by us for the three and six months ended June 30, 2021, respectively, for legal, accounting, and other consulting fees in connection with the Secondary Offering.
(2)Employee-related costs include $0.1 million and $0.3 million of expenses incurred by us for the three and six months ended June 30, 2021, respectively, for amounts payable to recruiting firms in connection with the hiring of certain executive officers as we transition to being a publicly-reporting company.
(3)SOX implementation costs include $0.3 million and $0.4 million of expenses incurred by us for the three and six months ended June 30, 2021, respectively, for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b).  For the three months ended June 30, 2021, we updated our Adjusted EBITDA definition to exclude these costs and accordingly determined that it was appropriate to recast our Adjusted EBITDA calculation for the three months ended March 31, 2021 to exclude these costs of $0.2 million.

(4)Changes in TRA related liability include $0.2 million of income for the six months ended June 30, 2021 due to a change in the estimated future state tax benefits resulting in reduction of the TRA liability created in connection with the Reorganization Transactions.

(5)Reduction in Tax Indemnification Receivable includes $0.1 million of expenses incurred by us for the three and six months ended June 30, 2021 related to a reduction in the tax indemnification receivable recorded in connection with the Reorganization Transactions.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$157,353	$123,616	$330,941	$243,061
Less cost of revenue	(132,304)	(104,193)	(279,483)	(204,862)
Gross profit	25,049	19,423	51,458	38,199
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	442	20	842	41
Salaries, wages, and related	558	385	1,022	741
Internet and hosting	108	98	211	221
Other expenses	111	68	216	136
Depreciation	8	6	15	11
Other services	256	209	547	428
Merchant-related fees	139	165	230	317
Contribution	26,671	20,374	54,541	40,094
Gross margin	15.9%	15.7%	15.5%	15.7%
Contribution Margin	16.9%	16.5%	16.5%	16.5%
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is a driver of revenue, with differing revenue recognition based on the economic relationships we have with our partners. Our partners use our platform to transact via Open and Private platform transactions. In our Open platform model, revenue recognized represents the Transaction Value and revenue share payments to our supply partners represent costs of revenue. In our Private platform model, revenue recognized represents a platform fee billed to the demand partner or supply partner based on an agreed-upon percentage of the Transaction Value for the Consumer Referrals transacted, and accordingly there are no associated costs of revenue. We utilize Transaction Value to assess revenue and to assess the overall level of transaction activity through our platform. We believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.
The following table presents Transaction Value by platform model for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Open platform transactions	$152,522	$120,962	$321,870	$237,984
Percentage of total Transaction Value	59.5%	69.0%	62.0%	69.7%
Private platform transactions	104,005	54,245	197,119	103,271
Percentage of total Transaction Value	40.5%	31.0%	38.0%	30.3%
Total Transaction Value	$256,527	$175,207	$518,989	$341,255

The following table presents Transaction Value by vertical for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Property & Casualty insurance	$176,646	$124,772	$360,073	$229,632
Percentage of total Transaction Value	68.9%	71.2%	69.4%	67.3%
Health insurance	47,240	31,743	97,583	65,089
Percentage of total Transaction Value	18.4%	18.1%	18.8%	19.1%
Life insurance	13,933	9,774	28,374	20,089
Percentage of total Transaction Value	5.4%	5.6%	5.5%	5.9%
Other (1)	18,708	8,918	32,959	26,445
Percentage of total Transaction Value	7.3%	5.1%	6.4%	7.7%
Total Transaction Value	$256,527	$175,207	$518,989	$341,255
(1)Our other verticals include Travel, Education and Consumer Finance.
Consumer Referrals
We define “Consumer Referral” as any consumer click, call or lead purchased by a buyer on our platform. Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement that is presented subsequent to the consumer’s search (e.g., auto insurance quote search or health insurance quote search). Call revenue is earned and recognized when a consumer transfers to a buyer and remains engaged for a requisite duration of time, as specified by each buyer. Lead revenue is recognized when we deliver data leads to buyers. Data leads are generated either through insurance carriers, insurance-focused research destination websites or other financial websites that make the data leads available for purchase through our platform, or when consumers complete a full quote request on our proprietary websites. Delivery occurs at the time of lead transfer. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure Transaction Value, revenue and overall business performance across our verticals and platform models. For the three and six months ended June 30, 2021, Transaction Value generated from clicks, calls and leads was 81.5%, 7.4% and 11.1% and 82.1%, 7.3% and 10.6%, respectively.
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
Liquidity and capital resources
Overview
Prior to the completion of our IPO in October 2020, our liquidity needs were funded primarily through cash flows generated from operations. Our principal uses of cash have been to fund operations, interest payments and mandatory principal payments on our long-term debt, if any.

On October 30, 2020, we completed our IPO selling 7,027,606 shares of Class A common stock at a public offering price of $19.00 per share, which includes 769,104 shares issued pursuant to the underwriters’ over-allotment option.  We received $124.2 million, net of underwriting discounts and commissions.
The Secondary Offering did not generate any proceeds for the Company.
As of June 30, 2021 and December 31, 2020, our cash and cash equivalents totaled $15.0 million and $23.6 million, respectively.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the new senior secured revolving credit facility under the Amended Credit Agreement entered into on July 29, 2021, as discussed in more detail below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
Cash Flows
The following table presents a summary of our cash flows for the six months ended June 30, 2021 and 2020, and the dollar and percentage changes between the periods:

(dollars in thousands)	Six months ended June 30, 2021	$	%	Six months ended June 30, 2020
Net cash (used in) provided by operating activities	$(5,800)	$(45,085)	(114.8)%	$39,285
Net cash used in investing activities	(470)	9,622	(95.3)%	(10,092)
Net cash used in financing activities	(2,284)	10,508	(82.1)%	(12,792)
Operating activities
Cash flows used in operating activities were $5.8 million for the six months ended June 30, 2021, compared with cash flows provided by operating activities of $39.3 million for the six months ended June 30, 2020. The decrease resulted from higher working capital usage due primarily to the timing of our payables offset in part by better management of our accounts receivable.
Investing activities
Cash flows used in investing activities were $0.5 million for the six months ended June 30, 2021 as compared with $10.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2020 we entered into a cost method investment of $10.0 million for which there was no comparable investment in the six months ended June 30, 2021.
Financing activities
Cash flows used in financing activities were $2.3 million for the six months ended June 30, 2021 as compared with $12.8 million for the six months ended June 30, 2020. The decrease was due primarily to higher distributions to the members of QLH to meet their tax obligations and cash paid to repurchase Class B units of QLH during the six months ended June 30, 2020, offset in part by cash payments made in connection with shares withheld in satisfaction of the withholding tax obligations related to the vesting of restricted units which did not occur in the prior year period.
Senior secured credit facilities
2020 Credit Agreement
As of June 30, 2021, we had $183.3 million of outstanding borrowings, net of deferred debt issuance costs of $3.0 million, under the 2020 Credit Facilities, which consist of (i) a $210.0 million term loan (the “2020 Term Loan Facility”) and (ii) a $5.0 million revolving credit facility (the “2020 Revolving Credit Facility”).

On September 23, 2020, we terminated and repaid in full the 2019 Credit Facilities, and Quote Lab, LLC (“QL”) entered into the 2020 Credit Agreement with JPMorgan Chase Bank, N.A., as lender and administrative agent, and the other lenders from time-to-time party thereto, providing for the 2020 Credit Facilities.
Our obligations under the 2020 Credit Facilities are guaranteed by QLH and the domestic subsidiaries of QL, subject to certain exceptions. The 2020 Credit Facilities are secured by a first priority security interest in substantially all of the tangible and intangible assets of QL and the guarantors under the 2020 Credit Agreement (including, without limitation, all of the equity interests in QL held by QLH), subject to permitted liens and certain exceptions. QL and its subsidiaries are subject under the 2020 Credit Facilities to customary affirmative and negative covenants, including limitations on their ability to incur additional indebtedness and engage in certain business transactions, such as distributions and other restricted payments, acquisitions and other investments and mergers. In addition, the 2020 Credit Agreement contains two financial maintenance covenants, requiring QL to comply with (1) a maximum Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) and (2) maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement). As of June 30, 2021, the Company was in compliance with these covenants.
The 2020 Credit Facilities bear interest at a variable rate based upon, at our option, a per annum rate of either the Alternate Base Rate (“ABR”) or Adjusted LIBO Rate, plus an Applicable Rate (“ABR Borrowings” and “Eurodollar Borrowings”). The ABR is defined as a fluctuating interest rate equal to the greatest of (a) the U.S. Prime Rate published by the Wall Street Journal, (b) the NYFRB Rate plus 0.50% and (c) the Adjusted LIBO Rate for a one-month interest period plus 1.00% with a floor of 1.50%. If the Adjusted LIBO Rate is determined to be less than 0.50%, such rate shall be deemed to 0.50%. The Applicable Rate is between 2.25% and 2.75% for ABR Borrowings and between 3.25% and 3.75% for Eurodollar borrowings based on us maintaining certain leverage ratios.
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
First Amendment to the 2020 Credit Agreement
On July 29, 2021, we entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement (as amended by the First Amendment, "Amended Credit Agreement"). The First Amendment provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million, the proceeds of which were used to refinance all of the $186.4 million of the existing 2020 Term Loan Facility outstanding and the unpaid interest thereof as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million, which replaced the 2020 Revolver Credit Facility. Our obligations under the term loan facility and the revolving credit facility are guaranteed by QLH and secured by substantially all assets of QLH and QL.
Borrowings under the Amended Credit Agreement will bear interest at a rate equal to, at the option the Borrower, the London interbank offered rate plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins will be based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate.
Loans under the term loan facility and the revolving credit facility will mature on July 29, 2026. Loans under the term loan facility will amortize quarterly, beginning with December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. The Amended Credit Agreement contains customary affirmative and negative covenants and default provisions.
Tax receivable agreements
Our purchase (through Intermediate Holdco) of Class B-1 units from certain unitholders (including the Selling Class B-1 Unit Holders) in connection with the IPO as well as any exchanges of Class B-1 units subsequent to the IPO, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock (or, at our election, cash of an equivalent value), and the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members pursuant to the Exchange Agreement, are expected to result in increases in our allocable tax basis in the assets of QLH. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
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
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in the 2020 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2020 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2020 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2020 Credit Facilities would have resulted in a $0.9 million change in our interest expense for the six months ended June 30, 2021.
Concentrations of credit risk and of significant demand and supply partners
We maintain cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts and believe we are not exposed to any unusual credit risk in this area based on the financial strength of the institutions with which we maintain our deposits.
Our accounts receivable, which are unsecured, may expose us to credit risks based on their collectability. We control credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivables.
Customer concentrations consisted of two customers that accounted for approximately $45 million, or 28%, and $95 million, or 29%, of revenue for three and six months ended June 30, 2021, respectively and one customer that accounted for approximately $34 million, or 28%, and $56 million, or 23%, of revenue for three and six months ended June 30, 2020, respectively. Our two largest customers accounted for approximately, $22 million, or 29%, and $33 million, or 35%, of its accounts receivables as of June 30, 2021and December 31, 2020, respectively.
Our accounts payables can expose us to business risks such as supplier concentrations. For the three and six months ended June 30, 2021 no supplier accounted for more than 10% of total purchases, and for the three and six months ended June 30, 2020 and had two suppliers that accounted for approximately $23 million, or 23%, and $47 million, or 21%, of total purchases, respectively. We had one large supplier that accounted for approximately $7 million, or 16%, of total accounts payable as of June 30, 2021 and two large suppliers that accounted for approximately $25 million, or 25%, of total accounts payable as of December 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of  management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance because of the previously reported material weakness in our internal control over financial reporting that we describe in Part II, Item 9A “Controls and Procedures” of the 2020 Annual Report on Form 10-K.
Management’s Remediation Plan for the Previously Identified Material Weakness
We have made progress towards remediation and continue to implement our previously reported remediation plan. Additional time is required to complete this implementation and to assess and ensure the sustainability of the relevant processes and controls. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K other than certain updates to the risk factor disclosed in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and the risk factors presented below.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes- Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, these internal controls may not be determined to be effective, or our independent registered public accountants may issue an adverse opinion on these controls once we lose our status as an emerging growth company, all of which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

As a result of our IPO, we are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the year ending December 31, 2021. The process of designing and implementing internal control over financial reporting required to comply with this requirement will be time- consuming, costly and complicated. If during the evaluation and testing process we identify one or more additional material weaknesses in our internal control over financial reporting, or we are unable to remediate the existing material weakness, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. Our independent registered public accounting firm is currently not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act because we currently qualify as an “emerging growth company.” However, based on the aggregate market value of the shares of our Class A common stock held by non-affiliates as of June 30, 2021, we will become a “large accelerated filer” and lose emerging growth company status beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Accordingly, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting as of December 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

The requirements of being a public company, particularly after we are no longer an “emerging growth company,” may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. However, based on our aggregate market value of the shares of our Class A common stock held by non-affiliates as of June 30, 2021, we will become a “large accelerated filer” and lose emerging growth company status beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. At such time, we will no longer be eligible to rely on the various exemptions available for “emerging growth companies” in our filings with the SEC. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6 Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Amendment dated as of July 29, 2021, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 3, 2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIAALPHA, INC.

Date:	August 13, 2021	/s/ Tigran Sinanyan
Tigran Sinanyan
Chief Financial Officer & Treasurer