Form 10-Q
period 2021-09-30
MediaAlpha, Inc.
filed 2021-11-12
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 29, 2021, there were 39,402,430 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 20,750,082 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•“Exchange agreement” means the exchange agreement, dated as of October 27, 2020 by and among MediaAlpha, Inc., QLH, Intermediate Holdco, Inc. and certain Class B-1 unitholders of QLH party thereto.
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
•“Open marketplace” refers to one of our two business models. In Open marketplace transactions, we have separate agreements with demand partners and suppliers. We earn fees from our demand partners and separately pay a revenue share to suppliers and a fee to Internet search companies to drive consumers to our proprietary websites.
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
•“Private marketplace” refers to one of our two business models. In Private marketplace transactions, demand partners and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge a fee based on the Transaction Value of the Consumer Referrals sold through Private marketplace transactions.

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
•“Senior Executives” means the Founders and the other officers at the Company listed on Exhibit A to the exchange agreement. This term also includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH.
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
•“White Mountains” means White Mountains Insurance Group, Ltd. and its affiliates.
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
•Our reliance on a limited number of supply partners and demand partners, many of which have no long-term contractual commitments with us, and any potential termination of those relationships;
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
•Reductions in DTC digital spend by our buyers;
•Our dependence on internet search companies to direct a significant portion of visitors to our suppliers’ websites and our proprietary websites;
•The novel strain of the coronavirus and the disease it causes (COVID-19);

•The terms and restrictions of our existing and future indebtedness;
•Disruption to operations as a result of future acquisitions;
•Our failure to obtain, maintain, protect and enforce our intellectual property rights, proprietary systems, technology and brand;
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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$29,301	$23,554
Accounts receivable, net of allowance for credit losses of $602 and $438, respectively	71,305	96,295
Prepaid expenses and other current assets	3,959	7,950
Total current assets	104,565	127,799
Property and equipment, net	1,060	762
Intangible assets, net	13,313	15,551
Goodwill	18,402	18,402
Deferred tax asset	92,348	31,613
Other assets	15,819	16,210
Total assets	$245,507	$210,337
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$44,213	$98,249
Accrued expenses	7,437	9,206
Current portion of long-term debt	6,345	—
Total current liabilities	57,995	107,455
Long-term debt, net of current portion	180,254	182,668
Liabilities under tax receivable agreement, net of current portion	77,272	22,498
Other long-term liabilities	2,907	2,834
Total liabilities	318,428	315,455
Commitments and contingencies (Note 7)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 39.4 million and 33.4 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	394	334
Class B common stock, $0.01 par value - 100 million shares authorized; 20.8 million and 25.5 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	208	255
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	407,745	384,611
Accumulated Deficit	(422,631)	(418,973)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(14,284)	$(33,773)
Non-controlling interest	(58,637)	(71,345)
Total stockholders' (deficit)	$(72,921)	$(105,118)
Total liabilities and stockholders' deficit	$245,507	$210,337
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$152,749	$151,548	$483,690	$394,609
Cost and operating expenses
Cost of revenue	128,080	130,830	407,563	335,692
Sales and marketing	5,620	2,916	16,721	8,866
Product development	3,754	1,766	10,904	5,482
General and administrative	15,349	7,605	44,677	13,907
Total cost and operating expenses	152,803	143,117	479,865	363,947
(Loss) income from operations	(54)	8,431	3,825	30,662
Other expenses, net	316	1,998	337	1,998
Interest expense	1,765	1,594	6,303	4,844
Total other expense	2,081	3,592	6,640	6,842
(Loss) income before income taxes	(2,135)	4,839	(2,815)	23,820
Income tax expense	2,125	20	1,636	20
Net (loss) income	$(4,260)	$4,819	$(4,451)	$23,800
Net income attributable to QLH prior to Reorganization Transactions	—	4,819	—	23,800
Net (loss) attributable to non-controlling interest	(733)	—	(1,021)	—
Net (loss) attributable to MediaAlpha, Inc.	$(3,527)	$—	$(3,430)	$—
Net (loss) per share of Class A common stock
-Basic	$(0.09)	$—	$(0.09)	$—
-Diluted	$(0.10)	$—	$(0.09)	$—
Weighted average shares of Class A common stock outstanding
-Basic	38,416,723	—	36,426,270	—
-Diluted	61,190,185	—	36,426,270	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Redeemable Class A units, Members’ Deficit, and Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,190	—	—	6,190
Exchange of non-controlling interest for Class A common stock	4,457,796	45	(4,457,796)	(45)	(12,716)	—	12,716	—
Vesting of restricted stock units	444,030	4	—	—	(4)	—	—	—
Equity-based compensation, net of forfeitures	(58,608)	(1)	—	—	10,479	—	124	10,602
Tax withholding on vesting of restricted stock units	—	—	—	—	(1,276)	—	—	(1,276)
Net income (loss)	—	—	—	—	—	294	(117)	177
Balance at March 31, 2021	38,214,274	$382	21,078,247	$210	$387,284	$(418,679)	$(58,622)	$(89,425)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	54	—	—	54
Exchange of non-controlling interest for Class A common stock	37,248	—	(37,248)	—	(106)	—	106	—
Vesting of restricted stock units	458,262	5	—	—	(5)	—	—	—
Equity-based compensation, net of forfeitures	—	—	—	—	11,381	—	140	11,521
Tax withholding on vesting of restricted stock units	—	—	—	—	(898)	—	—	(898)
Distribution to non-controlling interests	—	—	—	—	—	—	(110)	(110)
Net (loss)	—	—	—	—	—	(197)	(171)	(368)
Balance at June 30, 2021	38,709,784	$387	21,040,999	$210	$397,710	$(418,876)	$(58,657)	$(79,226)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	203	—	—	203
Exchange of non-controlling interest for Class A common stock	218,997	2	(218,997)	(2)	(624)	—	624	—
Vesting of restricted stock units	454,991	5	—	—	(5)	—	—	—
Equity-based compensation, net of forfeitures	(19,774)	—	—	—	11,069	—	129	11,198
Tax withholding on vesting of restricted stock units	—	—	—	—	(608)	—	—	(608)
Members' distributions	—	—	—	—	—	(228)	—	(228)
Net (loss)	—	—	—	—	—	(3,527)	(733)	(4,260)
Balance at September 30, 2021	39,363,998	$394	20,822,002	$208	$407,745	$(422,631)	$(58,637)	$(72,921)

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Redeemable Class A units, Members’ Deficit, and Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Redeemable Class A		Members' Equity	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Amount	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019	284,211	$74,097	$79,547	—	$—	—	$—	$—	$(193,143)	$—	$(113,596)
Remeasurement of redeemable Class A units	—	20,342	—	—	—	—	—	—	(20,342)	—	(20,342)
Class B repurchased	—	—	—	—	—	—	—	—	(1,952)	—	(1,952)
Equity-based compensation	—	—	1,266	—	—	—	—	—	—	—	1,266
Net income	—	—	—	—	—	—	—	—	8,835	—	8,835
Balance at March 31, 2020	284,211	$94,439	$80,813	—	$—	—	$—	$—	$(206,602)	$—	$(125,789)
Remeasurement of redeemable Class A units	—	86,627	—	—	—	—	—	—	(86,627)	—	(86,627)
Class B repurchased	—	—	—	—	—	—	—	—	(292)	—	(292)
Equity-based compensation	—	—	681	—	—	—	—	—	—	—	681
Members' distributions	—	—	—	—	—	—	—	—	(10,527)	—	(10,527)
Net income	—	—	—	—	—	—	—	—	10,146	—	10,146
Balance at June 30, 2020	284,211	$181,066	$81,494	—	$—	—	$—	$—	$(293,902)	$—	$(212,408)
Remeasurement of redeemable Class A units	—	—	—	—	—	—	—	—	—	—	—
Class B repurchased	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	606	—	—	—	—	—	—	—	606
Members' distributions	—	—	—	—	—	—	—	—	(120,697)	—	(120,697)
Net income	—	—	—	—	—	—	—	—	4,819	—	4,819
Balance at September 30, 2020	284,211	$181,066	$82,100	—	$—	—	$—	$—	$(409,780)	$—	$(327,680)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(4,451)	$23,800
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash equity-based compensation expense	33,321	1,762
Depreciation expense on property and equipment	272	210
Amortization of intangible assets	2,238	2,402
Amortization of deferred debt issuance costs	966	334
Loss on extinguishment of debt	—	1,998
Credit losses	136	356
Deferred taxes	1,195	—
Tax receivable agreement liability adjustments	(604)	—
Changes in operating assets and liabilities:
Accounts receivable	24,854	(7,428)
Prepaid expenses and other current assets	4,191	(147)
Other assets	391	(11,665)
Accounts payable	(54,033)	21,242
Accrued expenses	(1,800)	6,436
Net cash provided by operating activities	6,676	39,300
Cash flows from investing activities
Purchases of property and equipment	(568)	(156)
Purchase of cost method investment	—	(10,000)
Net cash (used in) investing activities	(568)	(10,156)
Cash flows from financing activities
Proceeds received from:
Revolving line of credit	—	7,500
Payments made for:
Repayments on revolving line of credit	—	(7,500)
Proceeds from issuance of long-term debt	190,000	210,000
Repayments on long-term debt	(186,375)	(100,023)
Payments of debt issuance costs	(866)	(4,467)
Repurchase of Class B units at QLH up to fair value	—	(1,453)
Distributions	(338)	(131,224)
Shares withheld for taxes on vesting of restricted stock units	(2,782)	—
Net cash (used in) financing activities	(361)	(27,167)
Net increase in cash and cash equivalents	5,747	1,977
Cash and cash equivalents, beginning of period	23,554	10,028
Cash and cash equivalents, end of period	$29,301	$12,005
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,567	$4,503
Redemption of Class B units of QLH in excess of fair value	$—	$791
Non-cash Investing and Financing Activities:
Establishment of liabilities under the tax receivable agreement	$(55,034)	$—
Establishment of deferred tax assets	$(61,929)	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2020 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2021.
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
Impact of COVID-19

The COVID-19 pandemic continues to impact the United States and many countries around the world as new strains of the virus are found. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on the Company's business and operations are uncertain, and management is unable to estimate the full impact currently. The Company's Travel vertical has experienced a decline in revenue compared with pre-COVID-19 levels, and although management does not believe the situation will materially impact the Company's liquidity or capital position, management does not expect revenue from the travel vertical to recover fully in the foreseeable future. In addition, during the three months ended September 30, 2021 supply chain disruptions and cost increases caused by the pandemic contributed to higher-than-expected property and casualty insurance claims costs, which has led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from the Company’s P&C vertical, and the duration and extent of this impact are difficult to estimate beyond the current year.
The Company continues to monitor the potential impact of the COVID-19 pandemic on its business, results of operations and financial condition. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as result of the pandemic, and management is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in these consolidated financial statements. The extent to which the COVID-19 pandemic will further impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.
Accounts receivable
The Company estimates expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging and any customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $0.6 million and $0.4 million as of September 30, 2021 and December 31, 2020, respectively.
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
Customer concentrations consisted of two customers that accounted for approximately $46 million, or 30%, and $141 million, or 29%, of revenue for the three and nine months ended September 30, 2021, respectively, and one customer that accounted for approximately $46 million, or 30%, and $102 million, or 26%, of revenue for the three and nine months ended September 30, 2020, respectively. The Company's two largest customers accounted for approximately $20 million, or 28%, and $33 million, or 35%, of its accounts receivable as of September 30, 2021 and December 31, 2020, respectively.
The Company’s supplier concentration can expose the Company to business risks. For the three months ended September 30, 2021, the Company had one supplier that accounted for approximately $13 million, or 10%, of total purchases, and for the nine months ended September 30, 2021, the Company had no supplier that accounted for more than 10% of total purchases. For the three and nine months ended September 30, 2020, the Company had two suppliers that collectively accounted for approximately $34 million, or 25%, and $71 million, or 20%, of total purchases, respectively. The Company had one large supplier that accounted for approximately $7 million, or 16%, of total accounts payable as of September 30, 2021 and two large suppliers that collectively accounted for approximately $25 million, or 25%, of total accounts payable as of December 31, 2020.
New Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable with the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. As of June 30, 2021, the Company determined that, as of December 31, 2021, it will become a large accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("the Exchange Act") and will no longer be classified as an emerging growth company.
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
Recently issued not yet adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-2, Leases (ASC 842) (“ASU 2016-2”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. The new guidance requires lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for both operating and financing leases, except for leases with an original term of 12 months or less. Under existing guidance, recognition of lease assets and liabilities is not required for operating leases.
The ROU assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. ASU 2016-2 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11 which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-5 that deferred the effective date for non-public entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. For public business entities the new guidance was effective for fiscal years beginning after December 15, 2018. The Company will adopt this accounting guidance with its annual reporting for its fiscal year ending December 31, 2021 as it will be designated a large accelerated filer as of that date.
The Company expects to adopt this guidance using the optional transition method permitted by ASU 2018-11 and prior periods will not be restated. In addition, the Company has elected the package of transitional practical expedients that permits it not to reassess its prior conclusions regarding the identification, classification and initial direct costs related to leases commencing before the effective date of Topic 842. The Company does not intend to use hindsight during the transition. The new lease accounting standard also provides practical expedients for an entity’s ongoing accounting. The Company expects to make an accounting policy election to not recognize ROU assets and lease liabilities that arise from short-term leases. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all leases.

The Company does not expect the adoption of the new guidance to have a material impact on the total assets and liabilities reported on the Company’s consolidated balance sheet as of January 1, 2021 and estimates its ROU assets and lease liabilities balances will be within the range of $2.8 million to $3.1 million and $2.9 million to $3.3 million, respectively. These estimated ranges are based on the Company’s current lease portfolio and changes to the lease portfolio, such as the total number of leases, lease commencement and end dates and lease termination expectations, as well as changes to estimated lease discount rates could impact these estimated ranges. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s results of operations, cash flows or liquidity, or the Company’s covenant compliance under its existing credit agreement.
In March 2020 and January 2021, the FASB issued ASU No.  2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP to contracts and other transactions that reference the London Interbank Offered Rate, or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-4 and ASU 2021-1 on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers, The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The guidance in ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue
Open marketplace transactions	$147,800	$148,240	$469,670	$386,224
Private marketplace transactions	4,949	3,308	14,020	8,385
Total	$152,749	$151,548	$483,690	$394,609
The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue
Property & casualty insurance	$105,104	$114,132	$339,981	$274,822
Health insurance	34,053	27,343	103,637	81,420
Life insurance	7,489	7,392	22,921	24,265
Other (1)	6,103	2,681	17,151	14,102
Total	$152,749	$151,548	$483,690	$394,609

(1)Other verticals include Travel, Education, and Consumer Finance.
3. Property and equipment
Property and equipment consisted of the following:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Leasehold improvements	$1,255	$918
Furniture and fixtures	388	318
Computers	523	360
Property and equipment, gross	2,166	1,596
Less: Accumulated depreciation	(1,106)	(834)
Property and equipment, net	$1,060	$762
Depreciation expense related to property and equipment totaled $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
	September 30, 2021				December 31, 2020
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	120	$25,040	$(12,052)	$12,988	$25,040	$(10,016)	$15,024
Non-compete agreements	60	303	(254)	49	303	(211)	92
Domain names	60	1,224	(948)	276	1,224	(789)	435
Intangible assets		$26,567	$(13,254)	$13,313	$26,567	$(11,016)	$15,551
Goodwill	Indefinite	$18,402	$—	$18,402	$18,402	$—	$18,402
Amortization expense related to intangible assets totaled $0.7 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $2.2 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. Goodwill is not amortized and is tested for impairment at least annually in the fourth quarter or when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value.
During the three months ended September 30, 2021, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred. Triggering events included sustained decline in the Company's share price and a decline in the Company's forecasted revenue and profitability for the year ending December 31, 2021. The Company operates in one reporting unit and therefore goodwill is tested at the entity level. The fair value of the entity, which was determined based on market capitalization as of September 30, 2021, significantly exceeded its carrying value, and goodwill was determined not to be impaired. The Company has no accumulated impairment of goodwill.
In connection with identifying a triggering event for goodwill impairment, the Company also identified indicators of impairment associated with its long-lived assets and finite lived intangible assets based on our qualitative assessment, which required the Company to complete an interim quantitative assessment. The Company performed an undiscounted cash flow test and determined that the fair value of the asset group significantly exceeded the carrying value as of September 30, 2021 and so its long-lived assets and finite lived intangibles assets were not impaired.
The following table presents the changes in goodwill and intangible assets:

	As of
	September 30, 2021		December 31, 2020
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance	$18,402	$15,551	$18,402	$18,752
Additions to goodwill and intangible assets	—	—	—	—
Amortization	—	(2,238)	—	(3,201)
Ending balance	$18,402	$13,313	$18,402	$15,551
As of September 30, 2021, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2021–Remaining Period	$746
2022	2,730
2023	2,388
2024	2,211
2025	2,028
Thereafter	3,210
$13,313

5. Accrued expenses
Accrued expenses consisted of:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Accrued payroll and related expenses	$3,610	$6,686
Accrued operating expenses	2,157	1,545
Other accrued expenses	1,670	975
Total accrued expenses	$7,437	$9,206
6. Long-term debt
2020 Credit Agreement
On September 23, 2020, the Company entered into new senior secured credit facilities (“2020 Credit Facilities”) with a syndicate of banks and financial institutions, consisting of (a) $210.0 million term loan (“2020 Term Loan Facility”), which was fully drawn at close and (b) a revolving line of credit of $5.0 million (“2020 Revolving Credit Facility”).
First Amendment to the 2020 Credit Agreement
On July 29, 2021, the Company entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, among the lenders from time-to-time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the "2021 Term Loan Facility"), the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereof as of the date of the First Amendment, fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities"), which replaced the existing revolving credit facility under the 2020 Credit Agreement.
Borrowings under the Amended Credit Agreement will bear interest at a rate equal to, at the option of the Borrower, the London interbank offered rate plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins will be based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate.
The 2021 Credit Facilities are collateralized by substantially all of the Company’s assets and contain certain financial and non-financial covenants. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the 2021 Credit Facilities). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. The Amended Credit Agreement contains customary affirmative and negative covenants and default provisions.
As of September 30, 2021, the Company was in compliance with all covenants.
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility will amortize quarterly, beginning on the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made.
The 2021 Term Loan Facility was treated as a debt modification and the Company capitalized $0.6 million of deferred financing costs classified within the current portion of long-term debt and long-term debt, net of current portion on the consolidated balance sheet and are amortized over the term of the 2021 Term Loan Facility. Third -party costs allocated to the 2021 Term Loan facility were recorded as other expenses, net in the consolidated statement of operations. Third party costs and fees paid to lender allocated to the 2021 Revolving Credit Facility of $0.2 million were capitalized and classified within prepaid expenses and other current assets on the consolidated balance sheet and are amortized over the term of the 2021 Revolving Credit Facility.

Long-term debt consisted of the following:

	As of
(in thousands)	September 30, 2021	December 31, 2020
2021 Term Loan	$190,000	$—
2020 Term Loan	—	186,375
Debt issuance costs	(3,401)	(3,707)
Total debt	$186,599	$182,668
Less: current portion, net of debt issuance costs of $780	(6,345)	—
Total long-term debt	$180,254	$182,668
As of September 30, 2021 and December 31, 2020, the Company had no outstanding amounts drawn on the 2021 and 2020 Revolving Credit Facility, respectively.
As of September 30, 2021, the expected future principal payments for all borrowings were as follows:

(in thousands)	Contractual maturity

2021–Remaining Period	$—
2022	9,500
2023	9,500
2024	9,500
2025	9,500
2026	152,000
190,000
Unamortized debt issuance costs	(3,401)
Total debt	$186,599
The Company incurred interest expense of $1.8 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively and $6.3 million and $4.8 million for the nine months ended September 30, 2021 and 2020, respectively. Interest expense included amortization of debt issuance costs of $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest was $0.5 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively.
The carrying amount of the long-term debt under the 2021 Term Loan Facilities approximates the fair values thereof as the borrowings have a variable interest rate structure with no prepayment penalties and are classified within the Level 2 hierarchy.
7. Commitments and contingencies
Operating leases
The Company is obligated under certain non-cancellable operating leases of its facilities, which expire on various dates through 2027. Certain facility leases contain predetermined fixed escalation of minimum rents.
The Company recognizes rent expense on a straight-line basis for these leases and records the difference between recognized rental expense and the amounts payable under the lease agreement as deferred rent. The deferred rent liability was $0.4 million as of September 30, 2021 and December 31, 2020. Total rental expense amounted to $0.2 million for the three months ended September 30, 2021 and 2020, and $0.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, and is recorded in operating expenses in the consolidated statements of operations.
Future minimum lease payments under the non-cancellable leases as of September 30, 2021 were as follows:

(in thousands)	Rent payments

2021–Remaining Period	$209
2022	936
2023	904
2024	908
2025	936
Thereafter	874
Total	$4,767
Litigation
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, and cash flows.
In March 2021, the Attorney General's Office of the State of Washington alleged that certain of the Company’s websites had violated certain provisions of Washington's Consumer Protection Act (CPA), and in June 2021 proposed that the Company enter into a settlement and consent decree regarding such alleged violations, which the Company declined. As of those dates, the Company considered the risk of loss on such claims to be remote. In September 2021, the Company received a revised settlement offer from the Attorney General’s Office, and engaged in further discussion regarding such claims. While the Company believes that it has conducted its business in accordance with all applicable laws and regulations of the State of Washington, due to the potential costs and uncertainty of litigation, the Company determined that it was appropriate to settle such claims. As of September 30, 2021 the Company determined that it was probable that it would enter into a settlement agreement regarding such claims, and recorded an accrual of $0.8 million. On October 22, 2021, the Company reached a final settlement agreement with the Attorney General's Office and entered into a consent decree.

As of December 31, 2020, the Company did not have any contingency reserves established for any litigation liabilities.
8. Equity-based compensation
The Company’s equity-based compensation plans are fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Equity-based compensation plans" in the 2020 Annual Report on Form 10-K.
A summary of equity-based compensation cost recognized for equity based awards outstanding during the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
QLH Class B units	—	$606	—	$2,553
QLH restricted Class B-1 units	129	—	393	—
Restricted Class A shares	275	—	828	—
Restricted stock units	10,794	—	32,100	—
Total equity-based compensation	$11,198	$606	$33,321	$2,553

Equity-based compensation cost is allocated to the following expense categories in the consolidated statements of operations during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$447	$18	$1,289	$58
Sales and marketing	1,956	158	5,639	313
Product development	1,602	94	4,599	723
General and administrative	7,193	336	21,794	1,459
Total equity-based compensation	$11,198	$606	$33,321	$2,553
As of September 30, 2021, unrecognized compensation cost related to the QLH restricted Class B-1 units, Restricted Class A shares, and Restricted stock units was $0.9 million, $2.2 million, and $91.9 million, respectively, and will be recognized over weighted-average periods of 2.03 years, 1.98 years, and 2.20 years, respectively.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was (99.5)% and (58.1)% for the three and nine months ended September 30, 2021, respectively. The Company’s effective income tax rate was 0.4% and 0.1% for the three and nine months ended September 30, 2020, respectively.
The following table summarizes the Company's income tax expense (benefit):

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
(Loss) income before income taxes	$(2,135)	$4,839	$(2,815)	$23,820
Income tax expense	$2,125	$20	$1,636	$20
Effective Tax Rate	(99.5)%	0.4%	(58.1)%	0.1%
The Company's effective tax rate of (99.5)% and (58.1)% for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income associated with non-controlling interests not taxable to the Company, nondeductible transaction costs associated with the Secondary Offering, and the impact of tax benefits associated with equity-based awards.  The results for the three and nine months ended September 30, 2020 consist solely of the activities of its wholly owned Taiwanese subsidiary, Skytiger Studio Ltd., which is a taxpaying entity in Taiwan, and prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate income tax.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and nine months ended September 30, 2021, holders of Class B-1 units exchanged 218,997 and 4,714,041 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchange”). In connection with the Exchange, the Company recognized an additional deferred tax asset of $48.9 million during the nine months ended September 30, 2021 associated with the basis difference in its investment in QLH. As of September 30, 2021, the total deferred tax asset related to the basis difference in the Company's investment in QLH was $74.2 million. The Company also recognized $13.0 million of deferred tax assets for the nine months ended September 30, 2021 related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement (“TRA”) and expected future deductions for imputed interest on such payments.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 30, 2021, there were no changes to the Company's valuation allowance.
Tax Receivable Agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with Insignia, Senior Executives, and White Mountains. The Company expects to obtain an increase in its share of the tax basis in the net assets of QLH as Class B-1 units are exchanged for shares of Class A common stock (or, at the Company's election, redeemed for cash of an equivalent value). The Company intends to treat any redemptions and exchanges of Class B-1 units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
The Exchange resulted in an increase in the tax basis of the Company's investment in QLH subject to the provisions of the TRA. The Company recognized an additional liability in the amount of $55.4 million for the TRA-related payments, representing 85% of the aggregate tax benefits it expects to realize from the increases in tax basis related to the redemption of Class B-1 units, after concluding it was probable that such TRA payments would be paid based on management's estimates of future taxable income. No payments were made pursuant to the TRA during the nine months ended September 30, 2021. As of September 30, 2021, the total amount of payments expected to be paid under the TRA, was $77.4 million, of which $0.1 million was included in accrued expenses on the Company's consolidated balance sheet.
10. Earnings Per Share

(in thousands except share data and per share amount)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Basic
Net (loss)	$(4,260)	$(4,451)
Less: net (loss) attributable to non-controlling interest	(733)	(1,021)
Net (loss) available for basic common shares	$(3,527)	$(3,430)
Weighted-average shares of Class A common stock outstanding - basic and diluted	38,416,723	36,426,270
Net (loss) per share of Class A common stock - basic (a)	$(0.09)	$(0.09)

(in thousands except share data and per share amount)	Three Months Ended September 30, 2021
Diluted
Net (loss)	$(4,260)
Add: incremental tax benefits related to exchange of Class B-units	(1,662)
Net (loss) available for diluted common shares	(5,922)
Weighted-average shares outstanding:
Class A common stock	38,416,723
Class B-1 units	20,891,992
Restricted Class A shares	655,412
Restricted stock units	1,226,058
Weighted-average shares of Class A common stock and potential Class A common stock	61,190,185
Net (loss) per share of Class A common stock - diluted (a)	$(0.10)

The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the nine months ended September 30, 2021 as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

As of
September 30, 2021
QLH Class B / B-1 Units (Replacement awards)	20,857,955
Restricted Class A Shares	635,532
Restricted stock units	4,267,249
Potential dilutive shares	25,760,736
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
11.Non-Controlling Interest
In accordance with QLH’s limited liability company agreement, the Company allocates the share of net income (loss) to the holders of non-controlling interests pro-rata to their holdings at a point in time. The non-controlling interests balance represents the holders of Class B-1 units.  Changes in MediaAlpha, Inc.'s ownership interest in QLH are accounted for as equity transactions. During the nine months ended September 30, 2021, holders of Class B-1 units exchanged 4,714,041 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis.
As of September 30, 2021 and December 31, 2020, the holders of Class B-1 units owned 34.2% and 42.9%, respectively, of the outstanding units of QLH, with the remaining 65.8% and 57.1%, respectively, being owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting over $1.6 billion in Transaction Value across our platform over the last two years.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination or other financial websites looking to monetize high-intent users on their websites. For the twelve-month period ended September 30, 2021, an average of 33.7 million consumers each month shopped for insurance products through the websites of our diversified group of supply partners and our proprietary websites, driving an average of over 8.0 million Consumer Referrals per month on our platform.
We generate revenue by earning a fee for each Consumer Referral sold on our platform. A transaction becomes payable upon a qualifying consumer action, such as a click, call or lead, and is not contingent on the sale of a product to the consumer.
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
Secular trends in the insurance industry
Our technology platform was created to serve and grow with our core insurance end markets. We believe secular trends in the insurance industry are critical drivers of our revenue and will continue to provide strong tailwinds for our business. More insurance consumers are shopping online and direct-to-consumer marketing, which fuels our revenue, is the fastest growing insurance distribution channel. In addition, insurance customer acquisition spending is growing. As mass-market customer acquisition spend is becoming more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect digital insurance customer acquisition spending to continue to grow over time, and we believe we are well-positioned to benefit from this growth.

Transaction Value
Transaction Value from Open marketplace transactions is a direct driver of our revenue, while Transaction Value from Private marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform grew to $255.1 million and $774.1 million for the three and nine months ended September 30, 2021, respectively, from $217.6 million and $558.8 million for the three and nine months ended September 30, 2020, respectively. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization. For the three and nine months ended September 30, 2021, 96.6% and 98.3% of total Transaction Value executed on our platform, respectively, came from demand partner relationships in place during 2020.
Our demand and supply partners
Our success depends on our ability to retain and grow the number of demand and supply partners on our platform. The aggregate number of demand and supply partners active on our platform increased to 1,279 during the three months ended September 30, 2021 from 935 during the three months ended September 30, 2020, driven by increased engagement in our P&C and Health verticals, offset in part by decreased engagement in our Travel vertical as advertising spend in this vertical decreased sharply during the three months ended March 31, 2021, compared with the prior year period, due to reduced travel resulting from the COVID-19 pandemic. We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve the top-tier insurance carriers in the industry. In terms of buyers, 15 of the top 20 largest auto insurance carriers by customer acquisition spend are on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform grew to 25.3 million and 72.7 million for the three and nine months ended September 30, 2021, respectively, from 19.9 million and 56.6 million for the three and nine months ended September 30, 2020, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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

Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles, most notably in the auto insurance industry, are characterized by periods of “soft” market conditions, when carriers are focused on lowering rates, increasing capacity, and building market share, and “hard” market conditions, when carriers tend to raise prices and prioritize profitability over growth. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. We believe that the auto insurance industry is currently in a "hard” market due to higher than expected underwriting losses, and that many P&C insurance carriers are reducing their customer acquisition spending until they can increase their premium rates, the timing of which is difficult to predict.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020, and number of other states, including Colorado and Virginia, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see “Business—Regulation” and “Risk factors—Risks related to laws and regulation” in our 2020 Annual Report on Form 10-K.
COVID-19
Our Travel vertical is largely driven by consumer and business spending on airfare, hotels, rentals and other travel products. However, as a result of COVID-19, we have experienced a dramatic decline in revenue from the Travel vertical and expect this trend to continue for the foreseeable future. For the three and nine months ended September 30, 2021, revenue from the Travel vertical comprised approximately 2.1% and 2.0% of our total revenue, respectively, compared with 11.1% and 12.3% for the three and nine months ended September 30, 2019, prior to the start of the pandemic. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future.  In addition, during the three months ended September 30, 2021 supply chain disruptions and cost increases caused by the pandemic contributed to higher-than-expected property and casualty insurance claims costs, which has led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from the Company’s P&C vertical, and the duration and extent of this impact are difficult to estimate beyond the current year.
Recent developments
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
In our Open marketplace transactions, we have control over the Consumer Referrals that are sold to our demand partners. In these arrangements, we have separate agreements with demand partners and suppliers. Suppliers are not a party to the contractual arrangements with our demand partners, nor are the suppliers the beneficiaries of our demand partner agreements. We earn fees from our demand partners and separately pay (i) a revenue share to suppliers and (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in the Open marketplace transactions. As a result, the fees paid by demand partners are recognized as revenue and the fees paid to suppliers are included in cost of revenue.
With respect to our Private marketplace transactions, buyers and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge a platform fee on the Consumer Referrals transacted. We act as an agent in the Private marketplace transactions and recognize revenue for the platform fee received. There are no separate payments made by us to suppliers in our Private marketplace.
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

Provision for income taxes
We are the sole managing member of QLH, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, QLH is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by QLH is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by QLH. As our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of September 30, 2021, our ownership interest in QLH was 65.8%.
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
Operating results for the three months ended September 30, 2021 and 2020
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands)	2021		2020
Revenue	$152,749	100.0%	$151,548	100.0%
Cost and operating expenses
Cost of revenue	128,080	83.8%	130,830	86.3%
Sales and marketing	5,620	3.7%	2,916	1.9%
Product development	3,754	2.5%	1,766	1.2%
General and administrative	15,349	10.0%	7,605	5.0%
Total cost and operating expenses	152,803	100.0%	143,117	94.4%
(Loss) income from operations	(54)	0.0%	8,431	5.6%
Other expenses, net	316	0.2%	1,998	1.3%
Interest expense	1,765	1.2%	1,594	1.1%
Total other expense	2,081	1.4%	3,592	2.4%
(Loss) income before income taxes	(2,135)	(1.4)%	4,839	3.2%
Income tax expense	2,125	1.4%	20	0.0%
Net (loss) income	$(4,260)	(2.8)%	$4,819	3.2%
Net income attributable to QLH prior to Reorganization Transactions	—	0.0%	4,819	3.2%
Net (loss) attributable to non-controlling interest	(733)	(0.5)%	—	0.0%
Net (loss) attributable to MediaAlpha, Inc.	$(3,527)	(2.3)%	$—	0.0%
Net (loss) per share of Class A common stock
-Basic	$(0.09)		$—
-Diluted	$(0.10)		$—
Weighted average shares of Class A common stock outstanding
-Basic	38,416,723		—
-Diluted	61,190,185		—
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Property & Casualty insurance	$105,104	$(9,028)	(7.9)%	$114,132
Percentage of total revenue	68.8%			75.3%
Health insurance	34,053	6,710	24.5%	$27,343
Percentage of total revenue	22.3%			18.0%
Life insurance	7,489	97	1.3%	$7,392
Percentage of total revenue	4.9%			4.9%
Other	6,103	3,422	127.6%	$2,681
Percentage of total revenue	4.0%			1.8%
Revenue	$152,749	1,201	0.8%	$151,548
The decrease in P&C insurance revenue for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and claims from hurricanes and other major storms. We believe that, due to these profitability issues, during the quarter ended September 30, 2021 the auto insurance industry began to experience a cyclical downturn that has led us to reduce our revenue forecasts for the fourth quarter of 2021. We are currently unable to predict the duration of this cyclical downturn in the auto insurance industry or its impact on our P&C insurance vertical revenue or profitability beyond the current year.
The increase in health insurance revenue for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was driven by increased customer acquisition spending in our marketplaces by from health insurance carriers and brokers, as well as by an increased supply of customer referrals to our marketplaces by our supply partners and our proprietary websites due to the increased demand.
The increase in life insurance revenue for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was driven by an increase in customer acquisition spending in our marketplaces by life insurance carriers, as well as by an increased supply of customer referrals to our marketplaces by our supply partners due to the increased demand.
The increase in other revenue for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was driven primarily by an increase in travel comparison shopping, due to the easing of concerns related to COVID-19, as well as higher activity levels from our consumer finance supply and demand partners due to the continued strength in the mortgage and refinance market.
Cost of revenue
The following table presents our cost of revenue for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Cost of revenue	$128,080	$(2,750)	(2.1)%	$130,830
Percentage of revenue	83.8%			86.3%
The decrease in cost of revenue for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was driven by the higher mix of Transaction Value from our Private marketplace, where we recognize revenue on a net basis and have no associated cost of revenue.

Sales and marketing
The following table presents our sales and marketing expenses for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Sales and marketing	$5,620	$2,704	92.7%	$2,916
Percentage of revenue	3.7%			1.9%
The increase in sales and marketing expenses for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was due primarily to higher equity-based compensation expense of $1.8 million and an increase in personnel-related costs of $0.9 million resulting from planned headcount additions.
Product development
The following table presents our product development expenses for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Product development	$3,754	$1,988	112.6%	$1,766
Percentage of revenue	2.5%			1.2%
The increase in product development expenses for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was due primarily to higher equity-based compensation expense of $1.5 million and an increase in personnel-related costs of $0.4 million resulting from planned headcount additions to continue the enhancement and development of new functionality on our platform.
General and administrative
The following table presents our general and administrative expenses for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
General and administrative	$15,349	$7,744	101.8%	$7,605
Percentage of revenue	10.0%			5.0%
The increase in general and administrative expenses for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was due primarily to higher equity-based compensation expense of $6.9 million, and higher costs in the current year period related to our operation as a publicly-reporting company, including directors and officers insurance premiums of $1.5 million and higher professional and other fees, offset in part by professional and legal fees incurred during the prior year period related to our Reorganization Transaction and IPO that did not recur in the current year period.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in cost and operating expenses for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Cost of revenue	$447	$429	2,383.3%	$18
Sales and marketing	1,956	1,798	1,138.0%	158
Product development	1,602	1,508	1,604.3%	94
General and administrative	7,193	6,857	2,040.8%	336
Total	$11,198	$10,592	1,747.9%	$606
The increase in equity-based compensation expense for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was driven primarily by grants of equity-based awards to Senior Executives and Legacy Profit Interest Holders at the time of our IPO and grants of restricted stock units under the 2020 Omnibus Incentive Plan.
Depreciation
The following table presents our depreciation expense that was included in cost and operating expenses for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Cost of revenue	$7	$1	16.7%	$6
Sales and marketing	37	11	42.3%	26
Product development	29	6	26.1%	23
General and administrative	26	8	44.4%	18
Total	$99	$26	35.6%	$73
The increase in depreciation expense for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 was not material.
Amortization
The following table presents our amortization of intangible asset expense that was included in cost and operating expenses for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Sales and Marketing	$746	$(53)	(6.6)%	$799
The decrease in amortization expense for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 was not material.
Interest expense
The following table presents our interest expense for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Interest expense	$1,765	$171	10.7%	$1,594
Percentage of revenue	1.2%			1.1%

The increase in interest expense for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was driven by a higher principal balance on the 2021 Credit Facility resulting from the refinancing of our 2020 Credit Facilities on July 29, 2021.
Income tax expense
The following table presents our income tax expense for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2021	$	%	Three Months Ended September 30, 2020
Income tax expense	$2,125	$2,105	10,525.0%	$20
Percentage of revenue	1.4%			0.0%
For the three months ended September 30, 2021, we recorded an income tax expense of $2.1 million resulting from our effective tax rate of (99.5)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, and the impact of tax benefits associated with equity-based awards. The results for the three months ended September 30, 2020 consisted solely of the activities of its wholly owned Taiwanese subsidiary, Skytiger Studio Ltd., which is a taxpaying entity in Taiwan, and prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate income tax.
Operating results for the nine months ended September 30, 2021 and 2020
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021		2020
Revenue	$483,690	100.0%	$394,609	100.0%
Cost and operating expenses
Cost of revenue	407,563	84.3%	335,692	85.1%
Sales and marketing	16,721	3.5%	8,866	2.2%
Product development	10,904	2.3%	5,482	1.4%
General and administrative	44,677	9.2%	13,907	3.5%
Total cost and operating expenses	479,865	99.2%	363,947	92.2%
Income from operations	3,825	0.8%	30,662	7.8%
Other expenses, net	337	0.1%	1,998	0.5%
Interest expense	6,303	1.3%	4,844	1.2%
Total other expense	6,640	1.4%	6,842	1.7%
(Loss) income before income taxes	(2,815)	(0.6)%	23,820	6.0%
Income tax expense	1,636	0.3%	20	0.0%
Net (loss) income	$(4,451)	(0.9)%	$23,800	6.0%
Net income attributable to QLH prior to Reorganization Transactions	—	0.0%	23,800	6.0%
Net (loss) attributable to non-controlling interest	(1,021)	(0.2)%	—	0.0%
Net (loss) attributable to MediaAlpha, Inc.	$(3,430)	(0.7)%	$—	0.0%
Net (loss) per share of Class A common stock
-Basic	$(0.09)		$—
-Diluted	$(0.09)		$—
Weighted average shares of Class A common stock outstanding
-Basic	36,426,270		—
-Diluted	36,426,270		—

Revenue
The following table presents our revenue, disaggregated by vertical, for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Property & Casualty insurance	$339,981	$65,159	23.7%	$274,822
Percentage of total revenue	70.3%			69.6%
Health insurance	103,637	22,217	27.3%	$81,420
Percentage of total revenue	21.4%			20.6%
Life insurance	22,921	(1,344)	(5.5)%	$24,265
Percentage of total revenue	4.7%			6.1%
Other	17,151	3,049	21.6%	$14,102
Percentage of total revenue	3.5%			3.6%
Revenue	$483,690	89,081	22.6%	$394,609
The increase in P&C insurance revenue for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was due to increased customer acquisition spending in our marketplaces by insurance carriers, driven by improving carrier profitability in the first half of the year and the growing trend of P&C insurance carriers allocating customer acquisition budgets to the DTC channel, resulting in our supply partners driving more consumers through their websites. We believe that, due to these profitability issues, during the three months ended September 30, 2021 the auto insurance industry began to experience a cyclical downturn that has led us to reduce our revenue forecasts for the three months ended December 31, 2021. We are currently unable to predict the duration of this cyclical downturn in the auto insurance industry, or its impact on our P&C insurance vertical revenue or profitability beyond the current year.
The increase in health insurance revenue for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was driven by increased customer acquisition spending in our marketplaces by health insurance carriers and brokers, as well as by an increased supply of customer referrals to our marketplaces by our supply partners and our proprietary websites due to the increased demand.
The decrease in life insurance revenue for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was driven by a higher mix of transactions occurring on our Private marketplace as certain of our larger supply partners migrated more of their consumer referral transactions with certain demand partners from our Open marketplace to our Private marketplace.
The increase in other revenue for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was driven primarily by an increase in travel comparison shopping, due to the easing of concerns related to COVID-19, higher activity levels from our consumer finance supply and demand partners due to the continued strength in the mortgage and refinance market.
Cost of revenue
The following table presents our cost of revenue for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Cost of revenue	$407,563	$71,871	21.4%	$335,692
Percentage of revenue	84.3%			85.1%
The increase in cost of revenue for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was driven by the overall increase in revenue volume and the corresponding increase in revenue share payments to suppliers. Cost of revenue as a percentage of revenue decreased due to a higher mix of Transaction Value from our Private marketplace, where we recognize revenue on a net basis and do not have associated cost of revenue.

Sales and marketing
The following table presents our sales and marketing expenses for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Sales and marketing	$16,721	$7,855	88.6%	$8,866
Percentage of revenue	3.5%			2.2%
The increase in sales and marketing expenses for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was due primarily to higher equity-based compensation expense of $5.3 million and an increase in personnel-related costs of $2.3 million resulting from planned headcount additions.
Product development
The following table presents our product development expenses for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Product development	$10,904	$5,422	98.9%	$5,482
Percentage of revenue	2.3%			1.4%
The increase in product development expenses for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was due primarily to higher equity-based compensation expense of $3.9 million and an increase in personnel-related costs of $1.4 million resulting from planned headcount additions to continue the enhancement and development of new functionality on our platform..
General and administrative
The following table presents our general and administrative expenses for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
General and administrative	$44,677	$30,770	221.3%	$13,907
Percentage of revenue	9.2%			3.5%
The increase in general and administrative expenses for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was due primarily to higher equity-based compensation expense of $20.3 million, and higher costs in the current year period related to our operation as a publicly-reporting company, including directors and officers insurance premiums of $4.4 million, higher professional and legal fees incurred in connection with the Secondary Offering, and other professional fees, offset in part by professional and legal fees incurred during the prior year period related to our Reorganization Transaction and IPO that did not recur in the current year period.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in cost and operating expenses for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Cost of revenue	$1,289	$1,231	2,122.4%	$58
Sales and marketing	5,639	5,326	1,701.6%	313
Product development	4,599	3,876	536.1%	723
General and administrative	21,794	20,335	1,393.8%	1,459
Total	$33,321	$30,768	1,205.2%	$2,553
The increase in equity-based compensation expense for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was driven primarily by grants of equity-based awards to Senior Executives and Legacy Profit Interest Holders at IPO and grants of restricted stock units under the 2020 Omnibus Incentive Plan.
Depreciation
The following table presents our depreciation expense that was included in cost and operating expenses for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Cost of revenue	$22	$5	29.4%	$17
Sales and marketing	109	34	45.3%	75
Product development	80	13	19.4%	67
General and administrative	61	10	19.6%	51
Total	$272	$62	29.5%	$210
The increase in depreciation expense for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 was not material.
Amortization
The following table presents our amortization of intangible asset expense that was included in cost and operating expenses for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Sales and Marketing	$2,238	$(164)	(6.8)%	$2,402
The decrease in amortization expense for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was driven by lower amortization based on the economic life of our customer relationships.
Interest expense
The following table presents our interest expense for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Interest expense	$6,303	$1,459	30.1%	$4,844
Percentage of revenue	1.3%			1.2%

The increase in interest expense for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was driven by a higher principal balance on the 2020 and 2021 Credit Facility in connection with the refinancing of our 2019 Credit Facilities in 2020 and 2020 Credit Facilities in 2021.
Income tax expense
The following table presents our income tax expense for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Income tax expense	$1,636	$1,616	8,080.0%	$20
Percentage of revenue	0.3%			0.0%
For the nine months ended September 30, 2021, we recorded an income tax expense of $1.6 million. Our effective tax rate of (58.1)% differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, nondeductible transaction costs associated with the Secondary Offering and the impact of tax benefits associated with equity-based awards. The results for the nine months ended September 30, 2020 consisted solely of the activities of its wholly owned Taiwanese subsidiary, Skytiger Studio Ltd., which is a taxpaying entity in Taiwan, and prior to the Reorganization Transactions, the consolidated QLH pass through entity was not subject to corporate income tax.
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

The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(4,260)	$4,819	$(4,451)	$23,800
Equity-based compensation expense	11,198	606	33,321	2,553
Interest expense	1,765	1,594	6,303	4,844
Income tax expense	2,125	20	1,636	20
Depreciation expense on property and equipment	99	73	272	210
Amortization of intangible assets	746	799	2,238	2,402
Transaction expenses(1)	1,152	6,049	3,883	6,049
Employee-related costs(2)	270	—	619	—
SOX implementation costs(3)	348	—	797	—
Settlement costs(4)	800	—	800	—
Changes in TRA related liability(5)	(448)	—	(604)	—
Reduction in Tax Indemnification Receivable(6)	—	—	147	—
Adjusted EBITDA	$13,795	$13,960	$44,961	$39,878
(1)Transaction expenses include $1.2 million and $3.9 million of expenses incurred by us for the three and nine months ended September 30, 2021, respectively, for legal and accounting fees and other costs in connection with the Secondary Offering, and other registration statements, and refinancing of our 2020 Credit Facilities. Transaction expenses of $6.0 million for the three and nine months ended September 30, 2020, include $4.0 million in legal, accounting, and professional fees in connection with the Reorganization Transaction and IPO and $2.0 million in loss on extinguishment of debt related to the termination of the 2019 Credit Facilities.
(2)Employee-related costs include $0.3 million and $0.5 million of expenses incurred by us for the three and nine months ended September 30, 2021, respectively, for amounts payable to recruiting firms in connection with the hiring of certain executive officers to support our operation as a publicly-reporting company.
(3)SOX implementation costs include $0.3 million and $0.8 million of expenses incurred by us for the three and nine months ended September 30, 2021, respectively, for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b).  During the three months ended June 30, 2021, we updated our Adjusted EBITDA definition to exclude these costs and accordingly determined that it was appropriate to recast our Adjusted EBITDA calculation for the three months ended March 31, 2021 to exclude these costs of $0.2 million.
(4)Settlement costs include $0.8 million of expenses incurred by us for the three and nine months ended September 30, 2021, to settle certain claims made by the Attorney General's Office of the State of Washington.
(5)Changes in TRA related liability includes $0.4 million and $0.6 million of income for the three and nine months ended September 30, 2021, respectively, due to a change in the estimated future state tax benefits and other changes in the estimate resulting in reduction of the TRA liability created in connection with the Reorganization Transactions.
(6)Reduction in Tax Indemnification Receivable includes $0.1 million of expenses incurred by us for the nine months ended September 30, 2021 related to a reduction in the tax indemnification receivable recorded in connection with the Reorganization Transactions.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$152,749	$151,548	$483,690	$394,609
Less cost of revenue	(128,080)	(130,830)	(407,563)	(335,692)
Gross profit	24,669	20,718	76,127	58,917
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	447	18	1,289	58
Salaries, wages, and related	501	434	1,523	1,175
Internet and hosting	105	107	315	328
Other expenses	103	69	320	205
Depreciation	7	6	22	17
Other services	300	189	847	616
Merchant-related fees	56	130	286	447
Contribution	26,188	21,671	80,729	61,763
Gross margin	16.2%	13.7%	15.7%	14.9%
Contribution Margin	17.1%	14.3%	16.7%	15.7%
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is a driver of revenue, with differing revenue recognition based on the economic relationships we have with our partners. Our partners use our platform to transact via Open and Private marketplace transactions. In our Open marketplace model, Transaction Value is equal to the revenue recognized and revenue share payments to our supply partners represent costs of revenue. In our Private marketplace model, revenue recognized represents a platform fee billed to the demand partner or supply partner based on an agreed-upon percentage of the Transaction Value for the Consumer Referrals transacted, and accordingly there are no associated costs of revenue. We utilize Transaction Value to assess revenue and to assess the overall level of transaction activity through our platform. We believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.

The following table presents Transaction Value by platform model for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Open Marketplace transactions	$147,800	$148,240	$469,670	$386,224
Percentage of total Transaction Value	57.9%	68.1%	60.7%	69.1%
Private Marketplace transactions	107,290	69,320	304,410	172,590
Percentage of total Transaction Value	42.1%	31.9%	39.3%	30.9%
Total Transaction Value	$255,090	$217,560	$774,080	$558,814
The following table presents Transaction Value by vertical for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Property & Casualty insurance	$175,375	$161,323	$535,448	$390,955
Percentage of total Transaction Value	68.8%	74.2%	69.2%	70.0%
Health insurance	48,692	33,650	146,275	98,739
Percentage of total Transaction Value	19.1%	15.5%	18.9%	17.7%
Life insurance	13,361	11,628	41,736	31,717
Percentage of total Transaction Value	5.2%	5.3%	5.4%	5.7%
Other (1)	17,662	10,959	50,621	37,403
Percentage of total Transaction Value	6.9%	5.0%	6.5%	6.7%
Total Transaction Value	$255,090	$217,560	$774,080	$558,814
(1)Our other verticals include Travel, Education and Consumer Finance.
Consumer Referrals
We define “Consumer Referral” as any consumer click, call or lead purchased by a buyer on our platform. Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement that is presented subsequent to the consumer’s search (e.g., auto insurance quote search or health insurance quote search). Call revenue is earned and recognized when a consumer transfers to a buyer and remains engaged for a requisite duration of time, as specified by each buyer. Lead revenue is recognized when we deliver data leads to buyers. Data leads are generated either through insurance carriers, insurance-focused research destination websites or other financial websites that make the data leads available for purchase through our platform, or when consumers complete a full quote request on our proprietary websites. Delivery occurs at the time of lead transfer. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure Transaction Value, revenue and overall business performance across our verticals and platform models. For the three and nine months ended September 30, 2021, Transaction Value generated from clicks, calls and leads was 80.1%, 8.4% and 11.6% and 81.4%, 7.7% and 10.9%, respectively.
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
Liquidity and capital resources
Overview
Our primary sources of liquidity are our cash flows generated from operations. Our principal uses of cash include to fund operations, interest payments and mandatory principal payments on our long-term debt, if any. On October 30, 2020, we completed our IPO selling 7,027,606 shares of Class A common stock at a public offering price of $19.00 per share, which includes 769,104 shares issued pursuant to the underwriters’ over-allotment option.  We received $124.2 million, net of underwriting discounts and commissions.
The Secondary Offering did not generate any proceeds for the Company.
As of September 30, 2021 and December 31, 2020, our cash and cash equivalents totaled $29.3 million and $23.6 million, respectively.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2021 Revolving Credit Facilities under the Amended Credit Agreement entered into on July 29, 2021, as discussed in more detail below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. As of September 30, 2021 we had all of the $50.0 million available under our 2021 Revolving Credit Facility. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2021 and 2020, and the dollar and percentage changes between the periods:

(dollars in thousands)	Nine months ended September 30, 2021	$	%	Nine months ended September 30, 2020
Net cash provided by operating activities	$6,676	$(32,624)	(83.0)%	$39,300
Net cash used in investing activities	(568)	9,588	(94.4)%	(10,156)
Net cash used in financing activities	(361)	26,806	(98.7)%	(27,167)
Operating activities
Cash flows provided by operating activities were $6.7 million for the nine months ended September 30, 2021, compared with $39.3 million for the nine months ended September 30, 2020. The decrease resulted from higher working capital usage due primarily to the timing of our payables, offset in part by improved collection of our accounts receivable.
Investing activities
Cash flows used in investing activities were $0.6 million for the nine months ended September 30, 2021, compared with $10.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we entered into a cost method investment of $10.0 million for which there was no comparable investment in the nine months ended September 30, 2021.

Financing activities
Cash flows used in financing activities were $0.4 million for the nine months ended September 30, 2021, compared with $27.2 million for the nine months ended September 30, 2020. The decrease in net cash used was due primarily to higher distributions of $130.9 million to the members of QLH during the nine months ended September 30, 2020, including dividend distributions made in connection with the refinancing of our 2019 Credit Facilities during the nine months ended September 30, 2020 and our 2020 Credit Facilities during the nine months ended September 30, 2021.
Senior secured credit facilities
2021 Credit Facilities
As of September 30, 2021, we had $186.6 million of outstanding borrowings, net of deferred debt issuance costs of $3.4 million, under the 2021 Credit Facilities, which consist of (i) a $190.0 million term loan (the “2021 Term Loan Facility”) and (ii) a $50.0 million revolving credit facility (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities").
On July 29, 2021, we entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement (as amended by the First Amendment, "Amended Credit Agreement"). The Amendment Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million, the proceeds of which were used to refinance all of the $186.4 million of the existing 2020 Term Loan Facility outstanding and the unpaid interest thereof as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million, which replaced the 2020 Revolving Credit Facility. Our obligations under the term loan facility and the revolving credit facility are guaranteed by QLH and secured by substantially all assets of QLH and QL.
Borrowings under the Amended Credit Agreement bear interest at a rate equal to, at our option, the London interbank offered rate plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins will be based on our consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate.
The Amended Credit Agreement contains certain customary financial and non-financial covenants and default provisions. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the 2021 Credit Facilities). The non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens.
Loans under the term loan facility and the revolving credit facility will mature on July 29, 2026. Loans under the term loan facility will amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made.
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
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in the 2020 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.4 million change in our interest expense for the nine months ended September 30, 2021.
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
Our accounts receivable, which are unsecured, may expose us to credit risks based on their collectability. We control credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, and regularly analyzing the collectability of accounts receivable.
Customer concentrations consisted of two customers that accounted for approximately $46 million, or 30%, and $141 million, or 29%, of revenue for the three and nine months ended September 30, 2021, respectively, and one customer that accounted for approximately $46 million, or 30%, and $102 million, or 26%, of revenue for the three and nine months ended September 30, 2020, respectively. Our two largest customers accounted for approximately $20 million, or 28%, and $33 million, or 35%, of our accounts receivable as of September 30, 2021 and December 31, 2020, respectively.
Our supplier concentration can expose us to business risks. For the three months ended September 30, 2021, we had one supplier that accounted for approximately $13 million, or 10%, of total purchases, and for the nine months ended September 30, 2021, we had no supplier that accounted for more than 10% of total purchases. For the three and nine months ended September 30, 2020, two suppliers that collectively accounted for approximately $34 million, or 25%, and $71 million, or 20%, of total purchases, respectively. We had one large supplier that accounted for approximately $7 million, or 16%, of total accounts payable as of September 30, 2021 and two large suppliers that collectively accounted for approximately $25 million, or 25%, of total accounts payable as of December 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of  management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance because of the previously reported material weakness in our internal control over financial reporting that we describe in Part II, Item 9A “Controls and Procedures” of the 2020 Annual Report on Form 10-K.
Management’s Remediation Plan for the Previously Identified Material Weakness and status of remediation efforts
We previously described our remediation plan in Part II, Item 9A “Controls and Procedures” of the 2020 Annual Report on Form 10-K.
We have made significant progress on our previously reported remediation plan. During the three months ended September 30, 2021, we have completed the implementation of our third-party equity-based compensation software system which automates the tracking of expense calculation of our equity-based compensation awards and enhanced related internal controls over financial reporting. The material weakness cannot be considered remediated until the applicable remedial controls have operated for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2021, except as discussed in the above section - Management’s Remediation Plan for the Previously Identified Material Weakness and status of remediation efforts, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The content of Part I, Item 1 "Financial Statements—Note 7 to the Consolidated Financial Statements—Commitments Contingencies - Litigation" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K other than certain updates to the risk factor disclosed in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and the risk factors presented below.

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

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. Our independent registered public accounting firm is currently not required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act because we currently qualify as an “emerging growth company.” However, based on the aggregate market value of the shares of our Class A common stock held by non-affiliates as of June 30, 2021, we will become a “large accelerated filer” and lose emerging growth company status beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Accordingly, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting as of December 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

MEDIAALPHA, INC.

Date:	November 12, 2021	/s/ Cort Carlson
Cort Carlson
Interim Principal Financial and Accounting Officer