Form 10-K
period 2021-12-31
MediaAlpha, Inc.
filed 2022-02-28
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39671
________________________
MediaAlpha, Inc.
(Exact name of Registrant as specified in its Charter)
________________________

Delaware	85-1854133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 South Flower Street, Suite 640
Los Angeles, California 90017
(Address of principal executive offices, including zip code)
(213) 316-6256
(Registrant’s telephone number, including area code)
________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates was $863.5 million based upon the closing market price as of the close of business June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2022, there were 41,340,298 shares of MediaAlpha, Inc.’s Class A common stock, $0.01 par value per share, and 19,610,216 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Certain Definitions
As used in this Annual Report on Form 10-K:
•“Class A-1 units” refers to the Class A-1 units of QL Holdings LLC (“QLH”).
•“Class B-1 units” refers to the Class B-1 units of QLH.
•“CAGR” means compound annual growth rate.
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
•“Exchange agreement” means the exchange agreement, dated as of October 27, 2020 by and among MediaAlpha, Inc., QLH, Intermediate Holdco, Inc. and certain Class B-1 unitholders party thereto.
•“Founders” means, collectively, Steven Yi, Eugene Nonko, and Ambrose Wang.
•“High-intent” consumer or customer means an in-market consumer that is actively browsing, researching or comparing the types of products or services that our partners sell.
•“Insignia” means Insignia Capital Group, L.P. and its affiliates.
•“InsurTech” means insurance technology.
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
•“NAIC” means the National Association of Insurance Commissioners.
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
◦“Demand partner” refers to a buyer on our platform. As discussed under Part II, Item 7. Management’s Discussion & Analysis – Management Overview, our demand partners are generally insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey.
◦“Supply partner” or “supplier” refers to a seller to our platform. As discussed under Part II, Item 7. Management’s Discussion & Analysis – Management Overview, our supply partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations or other financial websites looking to monetize high-intent consumers.
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
•“Senior Executives” means the Founders and the other officers at the Company listed in Exhibit A to the exchange agreement. This term also includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH.
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
Cautionary Statement Regarding Forward-Looking Statements
We are including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•Mergers and acquisitions could result in additional dilution and otherwise disrupt our operations and harm our operating results and financial condition;
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
•Significant estimates and assumptions in the preparation of our financial statements;
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
•Risks related to internal control on financial reporting;
•Risks related to shares of our Class A common stock;
•Risks related to our intention to take advantage of certain exemptions as a “controlled company” under the rules of the NYSE, and the fact that the interests of our controlling stockholders (White Mountains, Insignia, and the Founders) may conflict with those of other investors;
•Risks related to our corporate structure; and
•The other risk factors described under “Risk factors.”
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

PART I
Except as otherwise indicated or required by the context, all references in this Annual Report to the “Company,” “MediaAlpha,” “we,” “us” and “our” refer to (i) QL Holdings, LLC and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) MediaAlpha, Inc. and its consolidated subsidiaries following the completion of our initial public offering on October 30, 2020.
Item 1. Business.
Our Company
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty (“P&C”) insurance, health insurance, and life insurance, supporting $953.1 million in Transaction Value across our platform from these verticals during the year ended December 31, 2021.
We believe in the disruptive power of transparency. Traditionally, insurance customer acquisition platforms operated in a black box. We recognized that consumers may be valued differently by one insurer versus another; therefore, insurers should be able to determine pricing granularly based on the value that a particular customer segment is expected to bring to their business. As a result, we developed a technology platform that powers an ecosystem where buyers and sellers can transact with full transparency, control, and confidence.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research or other financial destination looking to monetize the high-intent shoppers on their websites. Our model’s versatility allows for the same insurance carrier to be both a demand and supply partner, which deepens the partner’s relationship with us. In fact, it is this supply partnership that presents insurance carriers with a highly differentiated monetization opportunity, enabling them to capture revenue from website visitors who either do not qualify for a policy or otherwise may be more valuable as a potential referral to another carrier.

For the year ended December 31, 2021, we had 15 of the top 20 largest auto insurance carriers by customer acquisition spend as demand partners on our platform, accounting for 44% of our revenue. Of these demand partners, 60% were also supply partners in our ecosystem. During such year, an average of 31.3 million consumers shopped for insurance products through the websites of our diversified group of supply partners and our proprietary websites each month, producing an average of over 8.2 million Consumer Referrals on our platform each month.
We believe our technology is a key differentiator and a powerful driver of our performance. We maintain deep, custom integrations with partners representing the majority of our Transaction Value to enable automated, data-driven processes that optimize our partners’ customer acquisition spend and revenue. Through our platform, our insurance carrier partners can target and price across over 35 separate consumer attributes to manage customized acquisition strategies. Our platform’s granular price management tools and robust data science capabilities enable our insurance partners to target consumers based on a precise calculation of the expected lifetime value of the consumer to that partner and to make real-time, automated customer acquisition decisions.
We built our business model to align the interests of all parties participating on our platform. We generate revenue by earning a fee for each Consumer Referral sold on our platform. Our revenue is not contingent on the sale of an insurance product to the consumer.
We have a track record of delivering strong growth in Transaction Value(1) and revenue, enabled by our unique business model and technology platform. For the year ended December 31, 2021, we generated $1.0 billion of Transaction Value and $645.3 million of revenue, representing increases of 24.9% and 10.3%, respectively, compared with the year ended December 31, 2020. See “Part II Item 7 - Management’s discussion and analysis of financial condition and results of operations - Results of operations” for more information.

We designed our business model to be capital efficient, with high operating leverage and cash flow conversion. We have funded our growth primarily through internally generated cash flow with no outside primary capital. Our strong cash flow generation is driven by (i) the nature of our revenue model, which is fee based and generated at the time a Consumer Referral is sold, and (ii) our proprietary technology platform, which is highly scalable and requires minimal capital expenditures ($0.7 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively).
The foundation of our success is our company culture. Personal development is critical to our team’s engagement and retention, and we continually invest to support our core values of open-mindedness, intellectual curiosity, candor, and humility. This has resulted in a growth-minded team, with low turnover, committed to building great products and the long-term success of our partners.
In the second half of 2021, many of our demand partners in our P&C vertical experienced higher-than-expected underwriting losses, which caused them to reduce their advertising budgets and consequently led to lower than expected growth for our business. We believe we are poised to capitalize on the continued shift among P&C carriers to direct, digital distribution when underwriting profitability recovers. In our health and life insurance verticals, we continue to capitalize on the shift to direct, digital distribution. We aim to drive deeper adoption and integration of our platform within the insurance ecosystem to continue delivering strong results to our partners. While our focus remains on insurance, we plan to continue to grow opportunistically in sectors with similar market dynamics.
_________________________________________
(1)“Transaction Value” is an operating metric that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. Transaction Value represents the total gross dollars transacted by our partners on our platform. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.”
Our market opportunity
Insurance is one of the largest industries in the United States, with attractive growth characteristics and market fundamentals. Insurance companies wrote over $2 trillion in premiums for the twelve months ended September 30, 2021, growing at a 6% CAGR from the same period in 2018, according to S&P Global Market Intelligence. Demand for insurance products is stable, due to, in many instances, coverage being mandated by law (for example, auto insurance) or federally subsidized (for example, senior health insurance). The industry as a whole is highly competitive and invests heavily in customer acquisition. Total customer acquisition spend in the insurance industry was approximately $140 billion in 2020 and is expected to grow to approximately $176 billion by 2025, according to William Blair.
Our technology platform was created to serve and grow with our insurance end markets. As such, we believe secular trends in the insurance industry will continue to provide strong tailwinds for our business.
•Direct-to-consumer is the fastest growing insurance distribution channel. In the auto insurance industry, there are direct-to-consumer carriers (such as Progressive and GEICO) and more traditional, agent-based carriers (such as State Farm, Liberty Mutual and Allstate). DTC carriers accounted for approximately 31% of industry premiums in 2019, up from approximately 23% in 2013, according to S&P Global Market Intelligence. This industry shift to more direct distribution is accelerating. This growth is largely driven by their outsized investments, relative to peers, in direct customer acquisition channels. According to S&P Global Market Intelligence, GEICO’s customer acquisition spend increased from $1.5 billion in 2017 to $2.2 billion in 2020, representing over 42% growth, and Progressive’s customer acquisition spend increased from $0.9 billion in 2017 to $2.0 billion in 2020, representing 114% growth. Traditional, agent-based carriers have responded by investing more heavily in direct customer acquisition efforts themselves, as well as launching digital brands (such as Nationwide and Spire), acquiring digital agencies (such as Prudential and AssuranceIQ), or acquiring digital insurers (such as Allstate and Squaretrade). At the same time, a number of personal lines InsurTech companies have entered the space to capitalize on this shift (such as Root, Lemonade, and Hippo).
Similarly, tech-enabled distribution businesses focused on health and life insurance, such as eHealth, GoHealth, and SelectQuote, have also emerged in recent years. These companies advertise and acquire customers primarily through digital means and rank among the largest distribution platforms for health and life insurance products.
•More insurance consumers are shopping online. Consumers are increasingly using the internet not just for research and price discovery but to purchase insurance as well. The J.D. Power 2021 U.S. Insurance Shopping Study suggests that 88% of consumers are open to purchasing their auto insurance online. By comparison, a decade ago, 35% of consumers who had not made an online auto insurance policy purchase in the past said they would consider doing so in the future, according to the Comscore 2010 Online Auto Insurance Shopping Report. This shift is not only prevalent among younger insurance shoppers. According to LexisNexis Insurance Demand Meter, consumers 56 and older were the fastest growing group of online auto insurance shoppers in 2020.
•Insurance customer acquisition spending is growing. Total insurance customer acquisition spending in 2020 totaled $140 billion and is expected to grow to $176 billion by 2025, according to William Blair. In fact, two of the top three most-advertised brands in the U.S. across traditional and online channels are insurance companies—Progressive and GEICO. According to S&P Global Market Intelligence, Progressive’s customer acquisition spend grew approximately 18% year over year to nearly $2.0 billion in 2020, while GEICO’s customer acquisition spend grew approximately 11% to nearly $2.2 billion in the same period. In the face of such aggressive spending and customer acquisition by DTC insurance carriers such as Progressive and GEICO, agent-based carriers are compelled to spend heavily to remain competitive.
•Digital customer acquisition spending by insurers has plenty of headroom. According to William Blair, insurance carriers lag in customer acquisition spend in terms of percentage of advertising budget allocated to digital. While the advertising industry as a whole allocates approximately 65% of their budgets to digital, insurers allocated nearly 20% of their budgets to digital channels in 2020. William Blair further estimates that digital spend by the insurance industry is expected to grow at a 20% CAGR over the next five years, exceeding $22 billion by 2025.
•Carriers and distributors are increasingly focused on optimizing customer acquisition budgets. Mass-market customer acquisition spend is becoming more costly, leading carriers and distributors to increasingly focus on optimizing customer acquisition spend. They are able to do so by adopting the more sophisticated customer acquisition strategies enabled by data science. A significant percentage of marketers believe the inability to measure customer acquisition impact across channels and campaigns is one of their biggest challenges in demonstrating customer acquisition performance. We believe there is growing demand for improved transparency of Consumer Referral quality, for carriers to secure higher quality Consumer Referrals online, and for the ability to manage consumer acquisition spend across multiple vendors.
MediaAlpha is poised to capitalize on these trends. We believe we provide one of the leading technology platforms that enables insurance carriers and distributors to efficiently acquire customers online at scale. Our platform allows buyers to target consumers granularly and to determine their pricing based on how they value various consumer segments. Buyers leveraging our data science capabilities make value-maximizing decisions on how to acquire customers. This results in greater customer acquisition efficiency and better return on investment, allowing us to attract more buyers into the ecosystem. Simultaneously, we provide our supply partners the insights and tools they need to drive competition for their high-intent consumers and maximize yield, which draws more supply partners into the ecosystem, providing our buyers with even more high-quality demand sources. As both demand and supply partners begin to see the benefits of the platform, we deepen our relationships with them through additional integrations that drive more data into the platform. All of this creates the powerful “flywheel” effect that has propelled our business forward as a result of the value created within our ecosystem.
Our platform
We have created one of the largest global insurance customer acquisition technology platforms. For the year ended December 31, 2021, we had $1.0 billion in Transaction Value and served over 1,600 total insurance partners. For the year ended December 31, 2020, we had $815.7 million in Transaction Value and served over 1,000 total insurance partners.
During 2021, over 375 million high-intent consumers shopped for insurance products on the websites of sellers on our platform and our proprietary websites, resulting in over 98 million Consumer Referrals acquired by buyers on our platform. We serve over 1,290 buyers across our core insurance verticals, including insurance carriers, InsurTech companies, agencies, and brokers. Our platform was designed for multiple Consumer Referral products and flexible deployment models to best serve the varying needs of our partners.
Insurance carriers access our platform through a self-service web interface that enables them to manage customer acquisition strategies across all sources of Consumer Referrals, efficiently and with full transparency. Our platform provides insurance companies sophisticated targeting capabilities for efficient customer acquisition. Further, it offers our carrier partners the ability to offset their customer acquisition costs by using predictive analytics to identify and refer non-converting consumers to other carriers, delivering better returns on investment relative to traditional channels.

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

We enable insurance companies to reach and acquire new customers in multiple ways. In our platform, end consumers can engage with insurance companies based on their preferences. Our platform enables consumers to (i) proceed to an insurance carrier’s website on a self-directed basis to purchase a policy (click), (ii) engage with an insurance carrier or agent via phone (call), or (iii) submit their data to insurance companies to receive inbound inquiries (lead). Our platform’s flexibility in turn enables insurance carriers to acquire and convert consumers through one or more touchpoints, depending on their strengths and preferences. As of December 31, 2021, clicks, calls, and leads represented 79.3%, 9.5%, and 11.3% of our Transaction Value, respectively. As of December 31, 2020, clicks, calls, and leads represented 79.9%, 8.1%, and 12.0% of our Transaction Value, respectively.
Our platform leverages precise data and data science for maximum efficiency. Insurance carriers use precise data to target and price consumer segments across demographic and geographic attributes on a source transparent basis. This allows insurance carriers to pay the right price for each Consumer Referral based on their business objectives. Insurance carriers integrate with our platform to provide real-time conversion feedback, allowing them to measure returns on their spending granularly and execute algorithmic optimization of customer acquisition cost to match expected LTV. Increasing the number and depth of our conversion integrations with our partners remains a key part of our strategy.
Insurance carriers are able to extract the maximum value from each consumer opportunity. We have extensive data integrations with our partners to support efficient customer acquisition. These data integrations allow us to more seamlessly transact a Consumer Referral by taking information an end consumer has already provided and pre-populating it into an insurance carrier’s purchase process, potentially increasing policy conversion rates. This enhances the value of the Consumer Referral to our insurance carriers, adding significant value to all parties in our platform. As of December 31, 2021, we had 71 buyers with this type of integration in place for active and future campaigns, representing 67% of the total Transaction Value from our insurance verticals for the year then ended. Increasing the number and depth of our data integrations with our partners remains a key part of our strategy, and we believe this number will increase as our platform grows.
Our transaction models. We transact with our demand partners and supply partners through two operating models, Open Marketplace and Private Marketplace. In our Open Marketplace transactions, we have separate agreements with demand partners and suppliers and have control over the Consumer Referrals that are sold to our demand partners. In our Private Marketplace transactions, demand partners and suppliers contract with one another directly, and we earn fees from our demand and supply partners based on the Consumer Referrals transacted. For more information regarding these arrangements, see “Management’s discussion and analysis-Key components of our results of operations-Revenue.”
Our technology
Our product is a technology platform that allows insurance carriers and distributors to acquire customers and optimize customer acquisition costs to align with expected customer LTV, in a single data-rich but user-friendly environment. Our technology is what enables our growth, scale, and operating leverage and differentiates us from our competitors. It is also what enables our partners to scale their customer acquisition and monetization efficiently and with minimal operating overhead. With over 98 million paid transactions on our platform in 2021, we believe we offer the largest source of Consumer Referrals in the insurance sector.
Our product is a robust, real-time customer acquisition, and data analytics platform. It is fueled by rich, anonymized consumer data provided by our extensive data integrations with our partners. At the heart of our platform is a set of proprietary predictive analytics algorithms that incorporate hundreds of variables to generate conversion probabilities for each unique consumer, enabling our partners to align customer acquisition costs with expected customer LTV across the platform.
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
We believe the following attributes collectively differentiate the MediaAlpha technology platform:
Multiple high-quality Consumer Referrals accessible through a single platform with transparent pricing and control. Most insurance carriers and distributors today have multiple sources for customer acquisition. These sources offer a wide range of Consumer Referral quality and, in most cases, must be managed manually and separately by insurance carriers. Our platform allows users to access multiple sources of Consumer Referrals transparently through a unified platform with a single sign-on, creating scale and operational efficiencies.

Proprietary user data integrated in a secure environment. Our platform allows buyers to fully integrate first-party consumer data to enhance targeting parameters, bidding granularity, and conversion tracking, resulting in more accurate customer acquisition and LTV predictions. We maintain robust data security protections and preserve the confidentiality of each insurance carrier’s customer acquisition strategy. We are able to seamlessly aggregate this data across all of our users to enhance our data analytics models while maintaining end-consumer confidentiality. We believe this has allowed us to continue strengthening our rich consumer database and analytics platform and maintain strong relationships with our partners.
Robust data science tools to optimize customer acquisition. Our unique search and conversion datasets enable automated, algorithmic customer acquisition optimizations. As our platform grows and processes more customer acquisition transactions, we gather more conversion data to further refine our predictive analytics algorithms. This further enhances our platform’s capability to predict our partners’ expected return per consumer and support more efficient customer acquisition strategies. We believe this creates a flywheel effect by which the attractiveness and value of our platform will continue to grow as we scale our marketplaces.
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
Highly extensible and scalable platform. Our platform and industry-agnostic technology enables us to quickly expand our operations into existing and adjacent verticals with minimal investments. We have organically scaled the property & casualty insurance vertical and the health and life insurance verticals to $655.6 million and $297.5 million in Transaction Value, respectively, for the year ended December 31, 2021. While our primary focus remains on insurance, we intend to continue to grow opportunistically in sectors with similar, attractive market fundamentals. We believe our proprietary technology will allow us to react nimbly to growing demands and opportunities in emerging verticals.
Our target audience
Our buyers: Our demand partners are insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey. Repeat buyers continue to be a strong driver of our growth, with 96.9% of our Transaction Value for 2021 driven by repeat buyers from 2020 (with total Transaction Value from such repeat buyers increasing 5.0% in 2021) and 96.7% of our Transaction Value for 2020 driven by repeat buyers from 2019. Annual spend per demand partner on our platform with over $1 million in Transaction Value has continued to increase, from $6.0 million in 2019 to $9.0 million in 2020 to $9.1 million in 2021.
Our value proposition for buyers
•Efficiency at scale. We believe we operate the insurance industry’s largest customer acquisition platform, delivering the volume insurance companies need to drive meaningful business results, while also providing precise targeting capabilities to ensure they connect with the right prospects. We believe this gives our demand partners the ability to realize greater efficiencies relative to other customer acquisition channels.
•Granular and transparent control. Our platform allows for real-time, granular control and full-source transparency with every buying and pricing decision. We believe this gives our buyers the flexibility they need to realize favorable LTV relative to customer acquisition costs to maximize their revenue opportunities and the effectiveness of their marketing investments.
•Unparalleled partnership. With a fully managed service option, custom integrations, and industry-leading technology, we are dedicated to providing long-term value to our demand partners’ businesses. We have designed our platform to put the best interests of our partners first, fostering a healthy ecosystem within which buyers can transact with confidence.
Our Sellers: Our supply partners use our platform to monetize their digital consumer traffic. Our supply partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations and financial websites looking to monetize high-intent customers. Repeat sellers continue to be a strong driver of our growth, with 99.0% of our Transaction Value for 2021 driven by repeat sellers from 2020 (with Transaction Value from such repeat sellers increasing 22.7% in 2021) and 97.9% of our Transaction Value for 2020 driven by repeat sellers from 2019. Annual spend per supply partner on our platform representing over $1 million in Transaction Value annually has continued to increase, from $7.8 million in 2019 to $11.9 million in 2020 to $13.9 million in 2021.

Our value proposition for sellers
•Yield maximization. Our proprietary technology platform provides sellers with a suite of optimization tools, as well as inventory and buyer management features, that maximize competition for, and yield from, their high-intent consumers.
•Predictive analysis. Through our platform’s advanced predictive analysis and data science capabilities, sellers can assess conversion probabilities and expected customer LTV for every consumer in real time. We believe the integration of these data science models with our sellers’ user experience decision engines is a unique differentiator of our business.
•Real-time insights. We provide our sellers with unique data as to the type of consumer segments each buyer values. By providing in-depth reporting and real-time, granular insights, our sellers have the ability to continuously optimize their own customer acquisition and monetization decisions.
Our End Consumers: Our end consumers are primarily high-intent, online insurance shoppers. Due to the broad participation of top-tier insurance carriers within our ecosystem, consumers are able to more efficiently navigate a range of options and offers relevant to their policy searches. During the year ended December 31, 2021, over 375 million high-intent consumers shopped for insurance products through the websites of sellers on our platform and our proprietary websites.
Our value proposition for end consumers
•Search relevancy. By enabling insurance carriers and distributors to apply sophisticated targeting, we facilitate the delivery of hyper-relevant product options to our end consumers based on consumer-provided demographics and other relevant characteristics. We believe this improves the overall research and purchase experience and allows our end consumers to make better real-time decisions.
•Shopping efficiency. We facilitate access to the most relevant products for each respective end consumer, allowing for minimal research and maximum efficiency, through an omni-channel, seamless consumer platform experience. We enable consumers to comparison shop and interact with insurance carriers and distributors through multiple mediums, including directly online or offline.
Our strengths
We believe that our competitive advantages are based on the following key strengths:
•Highly scalable, innovative technology platform with rich data. Our proprietary platform is built to be highly extensible and flexible, enabling us to quickly and efficiently develop custom solutions and tools to address the varying and evolving needs of our partners. Supported by our proprietary algorithms, our platform is able to provide continuous, real-time feedback and insights that buyers can use to maximize the value of every consumer opportunity. Our deep data integrations allow our buyers to utilize millions of anonymized data points to target and acquire their desired customers with a unique level of precision and control. As of December 31, 2021, there were over 420 insurance supply partners on our platform. We also provide our supply partners with sophisticated, data-driven yield management and monetization capabilities. We believe these capabilities are critical to our partners’ monetization strategies, as they enable optimization of business performance and revenue. Our platform is vertical agnostic, allowing us to quickly and easily expand into new markets with attractive attributes.
The increased participation in our technology-driven platform will continue to generate valuable data, enhance feedback loops, and drive stronger results for all participants in the ecosystem. We believe this creates a flywheel effect as our platform continues to grow.
•Superior operating leverage. We designed our business to be highly scalable, driving sustainable long-term growth that delivers superior value to both demand and supply partners. Our technology enables us to grow in a highly capital efficient manner, with minimal need for working capital or capital expenditure investment. In 2021, we employed 138 individuals on average, who drove $1.0 billion of Transaction Value ($7.4 million per employee), $8.5 million of net loss ($0.1 million per employee), and $58.2 million of Adjusted EBITDA ($0.4 million per employee) and in 2020, we employed 100 individuals on average who drove $815.7 million of Transaction Value ($8.2 million per employee), $10.6 million of net income ($0.1 million per employee), and $58.1 million of Adjusted EBITDA ($0.6 million per employee) for the year.
•Sticky, tenured relationships with insurance carriers and distributors. We have developed multi-faceted, deeply-integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We enable insurance carriers and distributors as buyers to optimize customer acquisition spend by offering source-level transparency, granular controls, and predictive tools to drive measurably superior performance. When we work with these same carriers and distributors as sellers, we enable them to use data science to maximize value from consumers by turning high-intent policy shoppers unlikely to convert with that specific carrier or distributor into highly valuable Consumer Referrals for other carriers or distributors.
We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization.
Our relationships with our partners are deep, long standing, and involve the top-tier insurance carriers in the industry. 15 of the top 20 largest auto insurance carriers by customer acquisition spend are demand partners on our platform. In 2021, 96.9% of total Transaction Value executed on our platform came from demand partner relationships in 2020. In 2020, 96.7% of total Transaction Value executed on our platform came from demand partner relationships in 2019.
•Culture of transparency, innovation, and execution. Since inception, our co-founders have led with the vision of bringing unparalleled transparency and efficiency to the online customer acquisition ecosystem, executed through a powerful technology-enabled platform. Transparency is built into our platform and is at the heart of our culture, enabling us to focus on sustainable long-term success over near-term wins. We are relentless about continuous innovation and aim to use our platform to solve big industry-wide problems. We are data-driven and focused on delivering measurable results for our partners. We believe that our long-term vision, dedication to solving systemic problems in the industry, and our relentless drive to improve, will continue to empower us to be the platform of choice for our partners.
Our growth opportunities
We intend to grow our business through the following key areas:
•Increase Transaction Value from our partners. We aim to increase overall Transaction Value from our partners across our insurance verticals by continuously improving the volume and accuracy of customer conversion data analyzed in our platform, eliminating friction between consumer handoffs, and developing additional tools and features to increase engagement. We believe that providing our platform participants with better value and a larger selection of high-quality Consumer Referrals over time will lead to increased spending on our platform.
•Improve ecosystem efficiency. We believe that traditional customer acquisition models are highly inefficient, charging platform users inflated prices while lacking the transparency and granularity to allow participants to reach end consumers effectively. We were founded to disrupt and address these systemic inefficiencies and will continue to do so by enhancing automated buying strategies and granular price discovery processes. We will continue to expand our platform and drive value for all participants within the ecosystem by increasing the number and depth of data integrations with our partners.
•Bring new partners to our platform. There are potential buyers and sellers who are not yet using our platform. We intend to gain adoption of our platform with new insurance partners through business development, word-of-mouth referrals, and inbound inquiries.
•Grow our product offerings. We are constantly exploring new ways to deliver value to our partners through development of new tools and services and improvement of our conversion analytics model. We believe that providing further customized solutions and higher touch services for our partners will enhance the stickiness of our offerings and drive more customer acquisition spend and users to our platform.
•Deepen our relationships with agents. We intend to strategically expand our insurance agency relationships to capture additional customer acquisition spend within our core insurance verticals. We have a dedicated team working to incorporate agents into our digital platform and help them expand their customer acquisition capabilities. We generated over 98 million Consumer Referrals in the year ended December 31, 2021, equipping us with valuable conversion insights to help us optimize consumer routing to agents based on their desired goals. This dedicated team will continue to enhance our agency capabilities.
•Expand into and scale new verticals. While we originally focused our efforts on growing our core P&C insurance vertical, we continue to seek expansion opportunities in markets that share similar characteristics.

For example, we entered the health insurance and life insurance markets in 2014 and were able to scale to $297.5 million and $217.7 million in Transaction Value for the year ended December 31, 2021 and 2020, respectively, representing 36.6% and 38.5% year-over-year growth, respectively. We believe our vertical-agnostic platform and established playbook for entering new markets will allow us to capture attractive market opportunities effectively.
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
Our in-house know-how is an important element of our intellectual property. The development and management of our platform requires sophisticated coordination among many specialized employees. We believe that duplication of this coordination by competitors or individuals seeking to copy our platform would be difficult. The risk of a competitor effectively replicating the functionality of our platform is further mitigated by the fact that our service offerings are cloud-based, such that most of the core technology operating on our systems is never exposed to a user or to our competitors. To protect our technology, we implement multiple layers of security. Access to our platform, other than to obtain basic information, requires system usernames and passwords. We also add additional layers of security such as dual-factor authentication, encryption in transit and intrusion detection. See “Risk factors-Risks related to our intellectual property rights and our technology.”
Seasonality
Our results are subject to significant seasonal fluctuations as a result of vertical level seasonality. Our property & casualty insurance vertical is characterized by seasonal weakness during our fourth quarter due to lower customer acquisition budgets from buyers and lower supply of Consumer Referrals during the holiday period. During our first quarter, our P&C insurance vertical exhibits seasonal strength as customer acquisition budgets from our buyers and Consumer Referral volume from our sellers both increase to start the year.

Our health insurance vertical experiences seasonal strength during the fourth quarter due to a material increase in Consumer Referrals and a related increase in customer acquisition budgets in connection with the Medicare annual enrollment period, which typically runs from October 15 to December 7 each year, and the under-65 health insurance open enrollment period, which typically runs from November 1 through December 15 each year. However, during the year ended December 31, 2021, the under-65 health insurance open enrollment period was extended through January 15, 2022, transferring part of the advertising budget that generally would have been allocated to us in December to January. This trend generally reverses for our health insurance vertical for the rest of the year with the end of the annual and open enrollment periods. The seasonal strength results in a corresponding build-up of accounts receivable related to our health insurance vertical as of year-end with cash realized during the subsequent first quarter.
Regulation
Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are subject to laws and regulations that apply to businesses in general, such as those relating to worker classification, employment, payments, worker confidentiality obligations, consumer protection and taxation. As an online business, we are also subject to laws and regulations governing the internet, such as those relating to intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, search engines, consumer privacy. and internet tracking technologies, and could be affected by potential changes to laws and regulations that affect the growth, popularity or use of the internet, including with respect to net neutrality and taxation on the use of the internet or e-commerce transactions.
Because we collect, process, store, share, disclose, transfer and use consumer information and other data and engage in marketing and advertising activities via the phone, email and text messages, we are also subject to laws and regulations that address privacy, data protection and collection, storing, sharing, use, disclosure, retention, security, protection transfer and other processing of personal information and other data, including the California Online Privacy Protection Act, the CCPA, the Personal Information Protection and Electronic Documents Act, the CAN-SPAM Act, CASL, the TCPA, HIPPA, Section 5(c) of the Federal Trade Commission Act, the GDPR, supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, and the EU’s ePrivacy Directive, which is expected to be replaced by the EU’s ePrivacy Regulation, which is still under development and will replace current national laws that implement the ePrivacy Directive. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. We take a variety of technical and organizational security measures and other measures to protect our data, including data pertaining to our end consumers, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.
A substantial majority of the insurance carriers using our platform are property & casualty insurance carriers, health insurance carriers or life insurance carriers. As a result, we are indirectly affected by laws and regulations relating to the insurance and healthcare industries, both of which are heavily regulated. In addition, during 2021 we became licensed to sell health insurance policies in all 50 U.S. states and the District of Columbia, which has subjected us to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in those jurisdictions. The laws and regulations applicable to these industries have changed significantly in recent years, and other changes may occur in the future. For example, the Patient Protection and Affordable Care Act of 2010 and related regulatory reforms have materially changed the regulation of health insurance. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in industry regulation could affect our operations and/or demand for our platform.
Because the laws and regulations governing the internet, privacy, data security, marketing, insurance and healthcare are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future. See “Risk factors-Risks related to laws and regulation.”
Employees
We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include hands-on work no matter what the experience level, intellectual curiosity, open-mindedness, growth mindset, and deeply caring about the quality of work. As of December 31, 2021, we had 149 full-time employees. The human capital measures and objectives that we focus on in managing our business include employee safety, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. None of our employees are represented by a collective bargaining unit or are a party to a collective bargaining agreement.
Employee Engagement and Development
Our employee engagement efforts include our quarterly “all-hands” meetings and frequent executive communications, through which we aim to keep our employees well-informed and to maximize transparency. We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our employees’ needs.  We conduct annual confidential employee surveys and believe that ongoing performance feedback encourages greater engagement in our business and improves individual performance. Each year, our employees participate in a 360-degree evaluation process to identify critical capabilities for development and establish new stretch goals.
We seek to achieve our business objectives through a deep commitment to talent development. Our talent development efforts include quarterly goals, weekly “lunch and learn” events, individualized professional development plans, management training, internal workshops, quarterly guest speakers, and quarterly book clubs related to enhancing business skills.
Objectives and Key Results are used to drive our business strategy.  All our teams participate in an annual strategic planning process to identify objectives for business growth and innovation. Our teams and employees set goals three times per year to support the Company’s annual objectives.
Pay Equity
Our employee compensation strategy supports three primary objectives: attract and retain the best team members, reflect and reinforce our most important values, and align team member interests with shareholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance, in making compensation decisions. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.
Diversity, Equity, and Inclusion
We remain committed to fostering, cultivating, and maintaining a culture of diversity and inclusion. Our philosophy and actions are built on the premise that as an employer and citizens of our communities, we can create opportunities for lasting change.
We take a multi-tiered approach to our diversity, equity and inclusion (“DEI”) practices. We continue to expand our recruiting efforts through employer partnerships and targeted events to diversify our candidate pipeline. Our employee benefits package is tailored to meet a variety of our employees’ needs, including a generous parental leave, open paid time-off, and a charitable giving program for employees to support causes and organizations that have special meaning to them. During COVID-19, we have offered employees the flexibility they need to balance their personal and work lives, and have provided resources and support in order to work as productively, independently, and innovatively as possible.
Our core values speak to the importance of individuality, transparency, and challenging ourselves to actively learn and grow together. We will be offering discussion sessions and foundational DEI training to further promote awareness and acceptance. As we look ahead, we will continue to assess our company practices with the intent of creating sustainable programs over the long-term, recognizing the importance of prioritizing progress over perfection.
COVID-19 and Employee Safety
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. Our pandemic efforts include leveraging the advice and recommendations of public health and occupational health experts to establish proper safety standards and ensuring that we provide appropriate personal protective equipment to our employees.  During the pandemic, substantially all of our employees have continued to work remotely to ensure their safety. To cover the costs and help ease the stress of working from home, we provide our employees with benefits such as internet reimbursement, office supply purchasing, flexible work schedules, reimbursement for the purchase of ergonomic home office products and access to other tools.
Available Information
We file with the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934 (the “Exchange Act”) with the SEC. The SEC maintains an Internet website that contains reports, proxy, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
A substantial majority of our revenue is derived from sales of Consumer Referrals to demand partners on our platform. Our relationships with such demand partners are dependent on our ability to make quality Consumer Referrals available on our platform at attractive volumes and prices, which in turn depends on our relationship with our supply partners. If demand partners are not able to acquire their preferred Consumer Referrals on our platform, they may stop purchasing on our platform. If demand partners are not able to reach desired consumer segments precisely or do not maximize return on customer acquisition spend, they may stop using our platform.
Supply partners use our platform to optimize consumer conversions and the yield on their traffic. If supply partners are not able to obtain the best yield on their traffic using our platform, they may stop using our platform to make their Consumer Referrals available.
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
We depend on a small group of demand and supply partners for a substantial portion of our business. Changes in our relationships with these partners may adversely affect our business, financial condition, operating results, cash flows, and prospects.
We derive a large portion of our revenue from our demand partners through their purchases of Consumer Referrals provided by our supply partners. A limited number of our demand and supply partners account for a substantial portion of our business. Our largest demand partner represented 16% and 23% of our revenue for the years ended December 31, 2021 and

2020, respectively, and our next largest demand partner represented 11% and 8% of revenue for the years ended December 31, 2021 and 2020, respectively.
The majority of our agreements with our demand and supply partners do not include minimum transaction volume commitments, and accordingly, our supply partners can reduce or cease the volume of Consumer Referrals they provide to our platform, and/or our demand partners can reduce or cease their purchasing on our platform at any time. In addition, many of our agreements with our demand and supply partners are terminable by the partner without cause upon 30 or 60 days’ notice. Should we become dependent on fewer demand or supply partner relationships (whether as a result of the termination of existing relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our demand or supply partners, which in turn could harm our business, financial condition, operating results, cash flows, and prospects.
Our business is substantially dependent on revenue from property & casualty insurance, health insurance, and life insurance carriers and subject to business cycles and risks related to such industries in which our partners operate.
We derive a substantial majority of our revenue from sales of Consumer Referrals to property & casualty insurance carriers, health insurance carriers, and life insurance carriers. Revenue from our insurance verticals accounted for 96.5% and 97.1% of our total revenue for the years ended December 31, 2021 and 2020, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our demand partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers reduced their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues. These reductions have materially and adversely affected our operating results, and the duration of this hard market cycle is difficult to predict accurately. We will likely experience similar insurance industry cycles in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
In addition, we are dependent upon general economic conditions in the automobile, home, and healthcare industries. Decreases in consumer demand generally in such underlying industries could adversely affect the demand for property & casualty insurance, health insurance, and life insurance and, in turn, the number of Consumer Referrals available on our platform. In addition, consumer spending on automobile, home, and healthcare products generally declines during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. Downturns in any of these underlying industries, which could be caused by a downturn in the economy at large, could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
Our partners may negotiate with us to reduce our platform fees or switch certain transactions from open marketplace to private marketplace, which could harm our business, financial condition, operating results, cash flows, and prospects.
Many of the terms of our agreements with our partners, including our platform fees, are specifically negotiated with each partner. Our partners may negotiate with us to reduce our platform fees. The outcome of such negotiations could result in terms that are less favorable to us than those contained in our existing agreements or those obtained by our competitors, which could impact our relationship with our partners and could harm our business, financial condition, operating results, cash flows, and prospects. In addition, the net revenue generated from transactions in our open marketplace is higher than the net revenue from transactions in our private marketplaces. In the past, certain of our supply and demand partners have switched their transactions with each other from our open marketplace to a private marketplace once they have reached a significant level of Transaction Value, and this may occur with other supply and demand partners in the future. Such transitions may occur with minimal notice, and have a negative impact on our operating results.

The timing and volume of such price negotiations or open to private marketplace transitions could cause our operating results for a given period to fail to meet our expectations or those of any analysts that cover us or investors, which could cause the market price of our Class A common stock to fall substantially.
Demand partners who access our platform can attract consumers directly through their own customer acquisition strategies, including third-party online platforms and other traditional methods of distribution, or obtain similar services from our competitors. Similarly, supply partners can seek to monetize high-intent consumers or maximize the value of non-converting consumers on their websites by building their own solutions or turning to other service providers, including our competitors.
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
Similarly, most of our supply partners do not have exclusive relationships with us, and they can seek other solutions to maximize their consumer traffic monetization, such as building their own solution or turning to other service providers, including our competitors, in order to monetize high-intent consumers or maximize the value of non-converting consumers on their websites. This could also lead to a reduction in the number of Consumer Referrals made available by supply partners on our platform and materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
If we fail to compete effectively against technology companies engaged in digital customer acquisition and other competitors, we could lose partners and our revenue may decline.
We operate in the broadly defined tech-enabled insurance distribution sector. Within this sector, our closest competitors are technology companies engaged in digital customer acquisition. This sector is intensely competitive, and we expect this competition to continue to increase in the future both from existing and new competitors that provide competing platforms or technology. We compete both for demand partners’ customer acquisition budgets and high-quality Consumer Referrals. We compete on the basis of a number of factors, including return on investment, technology, and client service. Our principal competitors in this space include technology companies engaged in digital customer acquisition for insurance carriers, as well as other companies including:
•direct distribution companies focused on insurance products;
•industry-specific portals or customer acquisition companies with insurance-focused research online destinations;
•online marketing or media services providers;
•major internet portals and search engine companies with online advertising platforms; and
•supply partners with their own sales forces that sell their online Consumer Referrals directly to buyers.
Finding, developing, and retaining high quality Consumer Referrals on a cost-effective basis is challenging because competition for web traffic among technology companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in pricing, declining margins, and reduction in revenue. In addition, if we expand the scope of our services and/or served markets, we may compete with a greater number of technology companies, websites, buyers, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Consumer Referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match Consumer Referrals with buyers and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of Consumer Referral inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to Consumer Referrals or web traffic more generally, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from the DTC distribution channel may affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other technology companies engaged in digital customer acquisition deliver to partners, we could lose partners and market share, and our revenue may decline.
If we are unable to develop new offerings, achieve increased partner adoption of those offerings or penetrate new vertical markets, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
Our continued improvement of our product and service offerings is critical to our continued growth. Accordingly, we must continually invest resources in product, technology, and development in order to improve the comprehensiveness and effectiveness of our platform, including by improving upon and expanding the tools we offer to our partners for customer acquisition cost management and optimization.
In addition, while we have historically concentrated our efforts on the property & casualty insurance, health insurance, and life insurance markets, we may in the future seek to opportunistically penetrate other vertical markets, such as consumer finance, education, and home services. In order to penetrate new vertical markets successfully, it will be necessary to develop an understanding of those new markets and the associated risks, which may require substantial investments of time and resources, and even then we may not be successful. In such event, our revenue may grow at a slower rate than we anticipate and our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
If we fail to manage future growth effectively, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
We have experienced rapid growth in recent years. and anticipate further growth in the future. This growth has placed significant demands on management and our operational infrastructure. As we continue to grow, we must continue to maintain and enhance our platform and information technology infrastructure, as well as our financial and accounting systems and controls. We must also continue to attract, train and retain a significant number of qualified information technology and other personnel, and to effectively integrate, develop, and motivate our employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our business, financial condition, operating results, cash flows, and prospects.
Our past growth or the past growth in our verticals or by our competitors may not be indicative of future growth, and our revenue growth rate may decline in the future.
Our past growth or the past growth in our verticals or by our competitors may not be indicative of future growth, if any. We will not be able to grow as expected, or at all, if we do not accomplish the following:
•maintain and expand the number of demand and supply partners that use our platform;
•increase the volume and quality of Consumer Referrals available on our platform and otherwise improve the value of our platform to our partners;
•further improve the quality of our platform; and
•expand our presence to new verticals.
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
Our business depends on our ability to retain our key executives and management, including Steven Yi, Chief Executive Officer and Co-Founder, and Eugene Nonko, Chief Technology Officer and Co-Founder, and to hire, develop, and retain other key employees. Our ability to expand our business depends on our being able to hire, train, and retain sufficient numbers of experienced information technology employees, as well as data analytics, product and account management, and other personnel. Our success in recruiting highly skilled and qualified employees can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. This demand is particularly acute in the Seattle, Washington area, where our technology and engineering team is based. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or other key employees could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Most of our executive officers and other key employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating our existing employees, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
A reduction in DTC digital spend by our demand partners or lower conversion results may harm our business, financial condition, operating results, cash flows, and prospects.
We have historically derived, and we expect to continue to derive, the majority of our revenue through sales of Consumer Referrals to our demand partners as part of their DTC digital marketing efforts. One component of our platform that we use to generate buyer interest is our system of optimization tools, which is designed to offer pricing control, transparency, granular targeting, and real-time response to assist our demand partners in making buying decisions that optimize their customer acquisition spend. Demand partners may reduce or stop their spending on our platform if their investments do not result in a sufficient level of conversion to policy sales and revenue. The failure of our platform to effectively deliver Consumer Referrals in a manner that results in profitable customer acquisition for our demand partners could have an adverse impact on our ability to maintain or increase our revenue from our demand partners’ DTC digital spend.
We depend on supply partners for a majority of the Consumer Referrals sold in our marketplaces. Any decline in the supply of Consumer Referrals available from these supply partners could cause our revenue to decline or our operating costs to increase.
A majority of the Consumer Referrals available on our platform is attributable to consumer traffic originating from supply partners on our platform. In many instances, supply partners can change the Consumer Referrals they make available on our platform at any time in ways that could impact our results of operations. If a supply partner decides not to make its Consumer Referrals available to us, decides to demand a higher revenue share or places significant restrictions on the sale of such Consumer Referrals, we may not be able to find replacement Consumer Referrals from other supply partners that satisfy the requirements of our demand partners in a timely and cost-effective manner. Consolidation of sellers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. We cannot assure you that we will be able to acquire Consumer Referrals that meet our partners’ performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results, financial condition, and prospects.
As part of our growth strategy, we intend to acquire businesses or technologies that we believe could complement, expand or enhance the features and functionality of our platform and our technical capabilities, broaden our service offerings or offer growth opportunities. For example, on February 24, 2022 we announced that we had signed an agreement to acquire substantially all of the assets of a company engaged in lead generation through social media and short form video channels. The identification of suitable acquisition candidates can be difficult, time-consuming, and may divert the attention of management away from operating our business and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties in:
•effectively managing the combined business following the acquisition;
•implementing operations, technologies, controls, procedures, and/or policies at the acquired company;

•integrating the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;
•transitioning operations, users, and customers onto our existing platforms;
•obtaining any required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or other strategic transaction;
•cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, privacy issues, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquisition of the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
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
We have made substantial investments, including time and human resources, in the development of our proprietary technology platform, which relies on consumer-provided data, third-party data, predictive modeling, and analytics engines to maximize value for our platform users. We cannot assure you that we will be able to continue to collect and retain sufficient data, or to improve our data technologies, to satisfy our operating needs and the needs of our partners. Failure to do so could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.
In addition, to the extent consumers or third parties provide our suppliers’ websites or our proprietary websites with inaccurate information or fail to provide information, the quality of Consumer Referrals offered to our demand partners through our platform may suffer. A decrease in quality of Consumer Referrals could lead to a reduction in use of our platform by our demand partners.
We depend upon internet search companies to direct a significant portion of visitors to our suppliers’ websites and our proprietary websites. Changes in search engine algorithms have in the past harmed and may in the future harm the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our supply partners’ websites and our proprietary websites and as a result, cause our revenue to decline.
Our success depends on the ability to attract online visitors to our suppliers’ websites and our proprietary websites and convert them into Consumer Referrals for our partners in a cost-effective manner. We depend on internet search companies to direct a substantial share of visitors to our suppliers’ websites and our proprietary websites. Search companies offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the buyer’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality. If one or more of the search engines or other online sources on which we or our suppliers rely for purchased listings modifies or terminates its relationship with us or decides to decrease its rating of the relevance and quality of our suppliers’ or our proprietary websites, our expenses could rise, we could lose consumers, and traffic to our suppliers’ websites and our proprietary websites could decrease, which could in turn decrease the amount and quality of Consumer Referrals made available for sale on our platform. Any of the foregoing could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.
The ability to maintain or grow the number of visitors to our suppliers’ websites and our proprietary websites from search companies is not entirely within our control. Search companies frequently revise their algorithms and changes in their algorithms have in the past caused or could in the future cause our suppliers’ websites and our proprietary websites to receive less favorable placements. There have been fluctuations in organic rankings for a number of our suppliers’ websites and some of the paid listing campaigns have also been harmed by search engine algorithmic changes. Changes in search engine advertising policies can affect placement in paid search result listings (or even our ability to participate in paid search result listing at all), reducing the number of visitors to our owned and operated and third-party publishers’ websites. For example, from time to time, Google changes its advertising policies, including a change announced in April 2021 related to health insurance advertising. Search companies could determine that the content of our suppliers’ websites or our proprietary websites is either not relevant or is of poor quality.
In addition, we or our supply partners may fail to optimally manage our paid listings, or our proprietary bid management technologies may fail, which may lead to a decrease in the number of visits to our supply partners’ websites or our proprietary websites. As a result, we may need to use more costly sources to replace lost visitors who could have contributed to our supply of Consumer Referrals, and such increased expense could adversely affect our business, financial condition, operating results, cash flows, and prospects. Even if we and our suppliers succeed in driving traffic to our respective websites, we may not be able to effectively monetize this traffic or otherwise retain users. Failure to do so could result in a smaller supply of Consumer Referrals available on our platform to our demand partners and thus lower revenue, which would have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
The ongoing COVID-19 pandemic, and other unforeseen and broad-based pandemics or public health crises, could disrupt our operations and have a material and adverse impact on our business, financial condition, operating results, cash flows, and prospects.
Our business may be adversely impacted by the effects of COVID-19. The impacts of the COVID-19 pandemic, including supply chain constraints, labor shortages, and inflation, may cause our partners to be cautious in their spending. While the economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a full recovery difficult to predict. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. The businesses of our partners have been negatively affected and may continue to be disrupted by reduced demand, declines in consumer credit, increased default rates, absenteeism, quarantines, and restrictions on employees’ ability to work, office closures, and travel or health-related restrictions. For example, in our travel vertical, COVID-19 has led to a dramatic decline in consumers shopping for travel-related products, and there is uncertainty about the timing and extent to which demand for travel-related products will return to pre-pandemic levels. As a result, we have experienced a significant decline in revenue from the travel vertical and expect this trend to continue in the foreseeable future. Certain insurance companies have seen new applications for their various insurance products decrease (e.g., declines in new applications for auto insurance due to lower car sales). Additionally, health insurance and life insurance carriers have faced a significant number of claims related to COVID-19. Depending on the magnitude and duration of any disruption’s effect on demand partners’ customer acquisition spending and/or the availability of quality Consumer Referrals from our supply partners, our business, financial condition, operating results, cash flows, and prospects could be adversely affected.
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
We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and clients, and the communities in which we operate. A wide range of governmental restrictions has also been imposed on our employees, and partners’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, platform, the internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in Los Angeles, a region known for seismic activity. In addition, any unforeseen public health crises, political crises, terrorist attacks, war, political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition, operating results, cash flows, and prospects. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
On July 29, 2021, QuoteLab, LLC entered into the First Amendment to the 2020 Credit Agreement (“Amended Credit Agreement”), which provides for the 2021 Term Loan Facility and the 2021 Revolving Credit Facility (collectively “2021 Credit Facilities”). Proceeds from the 2021 Term Loan Facility were used to refinance all of the $186.4 million of principal amount outstanding under the existing 2020 Term Loan Facility and the unpaid interest thereon, to pay fees related to the refinancing transactions, and to provide cash for general corporate purposes. The 2021 Revolving Credit Facility is available for general corporate purposes.
As of December 31, 2021, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $190.0 million and our borrowing capacity under the 2021 Revolving Credit Facility was $50.0 million. In addition, we may in the future decide to incur additional indebtedness.
Our existing or future indebtedness could have important consequences, including:
•requiring us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures or other corporate purposes;
•increasing our vulnerability to general adverse economic, industry, and market conditions;
•subjecting us to restrictive covenants, including restrictions on our ability to pay dividends and requiring the pledge of substantially all of our assets as collateral, that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•limiting our ability to plan for and respond to business opportunities or changes in our business or industry; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
In addition, our indebtedness under the 2021 Credit Facilities bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs.
We may not have sufficient funds, and may be unable to generate sufficient cash flows from operations, to pay the amounts due under our existing debt instruments. Failure to make payments or comply with other covenants under our existing or future debt instruments could result in an event of default. If an event of default occurs and the lender accelerates the amounts due, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests, if any, in the collateral securing such indebtedness, which includes or could include substantially all of our assets. In addition, the covenants and other terms of our existing or future debt instruments could interfere with our execution of our growth strategy and limit our ability to obtain additional debt financing. Any of these events could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
Developments with respect to London Interbank Offered Rate (LIBOR) may affect our borrowing costs under our credit facilities.
LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. Borrowings under our 2021 Credit Facilities bear interest at a variable rate, based primarily on LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. The Alternative Reference Rates Committee (ARRC) has identified the

Secured Overnight Financing Rate (SOFR) as the recommended alternative for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR.
The Amended Credit Agreement provides that interest may be based on LIBOR and contains provisions for the establishment of a replacement rate to LIBOR in the event LIBOR is phased out; however, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. The establishment of a replacement rate may adversely affect interest rates and result in higher borrowing costs under the 2021 Credit Facilities, which could materially and adversely affect our financial condition, operating results, and cash flows.
Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, operating results, cash flows, and prospects may suffer.
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital beyond our internally generated cash flows. At any given time, if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve debt service obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.
We are subject to income taxes in the United States, various state and local jurisdictions and foreign jurisdictions. Our effective tax rate and profitability could be subject to volatility or adversely affected by a number of factors, including:
•changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect;
•changes in accounting and tax standards or practice;
•changes in the valuation of deferred tax assets and liabilities; and
•our operating results before taxes.
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
We are currently not a party to any material legal proceedings. However, we have in the past and may from time to time in the future may be involved in various legal proceedings, including, but not limited to, actions relating to claims of violations of laws or regulations. breach of contract, and intellectual property infringement, misappropriation or other violation. Claims may be expensive to defend, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
The law is unsettled on the extent of liability that an advertiser has for the activities of sellers or vendors. Insurance regulations may impose liability on us and our demand partners for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us, including indemnification obligations, for the acts of our sellers or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves or in obtaining indemnity from our vendors, we could incur damages for the unauthorized or unlawful acts of sellers or vendors.
Risks related to our intellectual property rights and our technology
If we are unable to adequately obtain, maintain, protect or enforce our intellectual property rights, proprietary systems, technology and brand, our ability to compete could be harmed.
Our ability to compete effectively depends upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, proprietary systems, technology and brand. We rely on a combination of trade secret, trademark and copyright law, confidentiality agreements, and technical measures to establish, maintain and protect our intellectual property rights and technology. These laws are subject to change at any time and could further limit our ability to protect our intellectual property rights. Additionally, there is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Despite our efforts to obtain, maintain, protect, and enforce our intellectual property rights, these efforts may not be sufficient to effectively prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information or to prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights and offering similar or superior functionality. To the extent we are able to obtain enforceable intellectual property rights, such intellectual property rights may not prevent third parties from reverse engineering our proprietary information or independently developing product and service technology offerings and services similar to or duplicative of our product and service offerings. For example, monitoring and protecting our intellectual property rights can be challenging and costly and we may not be effective in policing or prosecuting such unauthorized use or disclosure.
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
We rely on third-party service providers for many aspects of our business, including the hosting of our platform, and any disruption of service experienced by such third-party service provider or our failure to manage and maintain existing relationships or identify other high-quality, third-party service providers could harm our business, financial condition, operating results, cash flows, and prospects.
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
Amazon Web Services (“AWS”) is a third-party provider of cloud infrastructure services. We rely on AWS for the cloud computing infrastructure we use to host our platform and website, serve our users and support our operations and many of the internal tools we use to operate our business, including compute, storage, data transfer, and other functions and services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events beyond our control. We have from time to time experienced service outages in AWS’ systems and services. In the event that AWS’ systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, which could result in us missing financial targets for a particular period. A decision to close the facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be exacerbated if our or AWS’ business continuity and disaster recovery plans prove to be inadequate.

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
Our systems and those of our partners and third-party service providers could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our and our third-party service providers’ ability to protect our respective computer equipment and systems against telecommunications failure or a similar catastrophic event. Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, ransomware, viruses, phishing attacks, denial of service or other attacks, breach by intentional or negligent conduct on the part of employees or other internal sources, unauthorized access to data and other electronic security breaches. Concerns about security increase when we transmit information (including personal data) electronically. Electronic transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our buyers, sellers, and third-party service providers. Infiltration of our systems or those of our partners and third-party service providers could in the future lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential or otherwise protected information (including personal data) and the corruption of data.
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
We have applied to register our “MEDIAALPHA” and “QUOTELAB” marks in the U.S., and may apply to register trademarks in the U.S. and other countries in the future. Such applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be enforced. Furthermore, the steps that we have already taken to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights. In addition, the registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition.
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
The insurance industry in the U.S. is heavily regulated. The insurance regulatory framework addresses, among other things: granting licenses to companies and agents to transact particular business activities; and regulating trade, marketing, compensation, and claims practices. In 2021, we became licensed to sell health insurance policies in all 50 U.S. states and the District of Columbia, which has subjected us to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in those jurisdictions. The cost of compliance with such regulations or any non-compliance could impose material costs on them and negatively affect their business, marketing practices, and budgets, any of which could reduce their level of business with us and thus have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact our business or those of our insurance partners. These changes could impact the manner in which they are permitted to conduct their businesses and could force them to reduce the compensation they receive, which could negatively affect their marketing practices, budgets, and overall level of business with us, which could adversely impact our business, financial condition, operating results, cash flows, and prospects.
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
In addition to the GDPR, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “ePrivacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the EU and, as such, will apply to our platform and products and our relationships with our partners. The ePrivacy Directive is expected to be replaced by an EU regulation known as the Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), which is still under development and will replace current national laws that implement the ePrivacy Directive. Additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, which may negatively impact our platform and products and our relationships with our partners.
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
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted or are currently considering legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the election of November 3, 2020. The CPRA, which will take effect in most material respects on January 1, 2023, modifies the CCPA significantly, including by expanding consumers’ rights with respect to certain sensitive personal information and creating a new state agency to oversee implementation and enforcement efforts, which may result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. The CCPA, CPRA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
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
We and our partners make telephone calls and send emails and text messages to potential and existing consumers. The U.S. regulates marketing by telephone and email and the laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the industry or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. New laws or regulations, or changes to the manner in which existing laws and regulations are interpreted or enforced, may further restrict our and our partners’ ability to contact potential and existing consumers by phone and email and could render us and them unable to communicate with consumers in a cost-effective fashion. The TCPA prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and our partners are required to comply with these and similar laws, rules and regulations. However, because our partners may provide consumer information to third-party advertisers with whom we do not have a direct contractual relationship, we may not be able to monitor the compliance activity of such third-party advertisers. Failure to comply with obligations and restrictions related to telephone, text message, and email marketing could subject us and them to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm, directly or indirectly, our business, financial condition, operating results, cash flows, and prospects.
Risks related to being a public company
Our operating results or other operating metrics may fluctuate significantly on a quarterly and annual basis and may not meet expectations of research analysts, which could cause the trading price of our Class A common stock to decline.
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
Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating metrics, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
•the timing of cyclical changes in market conditions in the P&C insurance and health insurance industries, and in the levels of customer acquisition spending by our demand partners;
•the mix of Transaction Value in a given period from Open Marketplace and Private Marketplace transactions;

•our ability to attract new supply and demand partners and retain our existing supply and demand partners, and to expand our business with these partners;
•the timing and level of market acceptance of new platform capabilities introduced by us and our competitors;
•the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;
•the amount and timing of operating expenses and other costs associated with assessing or entering new vertical markets;
•the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, technologies or intellectual property rights;
•the timing and impact of security breaches, service outages or other performance problems with our technology infrastructure and software solutions;
•the timing and costs associated with legal or regulatory actions;
•changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;
•loss of our executive officers or other key employees; and
•general economic and market conditions.
In addition to other factors that cause our results of operations to fluctuate, our results are also subject to significant seasonal fluctuation. In our P&C insurance vertical, revenue and results in our fourth fiscal quarter are typically weaker than in our first three fiscal quarters due to lower supply of Consumer Referrals on a cost-effective basis during the holiday period and lower customer acquisition budgets from some demand partners. In our first fiscal quarter, this trend generally reverses with greater supply of Consumer Referrals and often new customer acquisition budgets at the beginning of the year for our partners with fiscal years ending December 31. In our health insurance vertical, revenue and results in our second and third fiscal quarters are typically weaker than in our first and last fiscal quarters during which the open enrollment periods for health insurance and annual enrollment for Medicare drive a material increase in consumer search volume for health insurance and Medicare products and a related increase in demand partner customer acquisition budgets.
Fluctuations in quarterly results may negatively impact the value of our Class A common stock, regardless of whether they impact or reflect the overall performance of our business. If our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any guidance we may provide, the price of our common stock could decline substantially.
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
The obligations associated with being a public company require significant resources and management attention, which has increased and will increase our costs of operations and may divert focus from our business operations.
Prior to the IPO, we were not required to comply with the requirements of the SEC or to file periodic reports with the SEC. Following the completion of the IPO, we are now required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we incur significant legal, accounting, insurance, and other expenses. Continued compliance with these reporting requirements and other rules of the SEC and the rules of the NYSE have increased and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, financial condition, operating results, cash flows, and prospects.

The requirements of being a public company, particularly now that we are no longer an “emerging growth company,” may strain our resources and distract our management, which could make it difficult to manage our business.
As a public company, we incur legal, accounting and other expenses, such as premiums for director and officer liability insurance, that we did not previously incur, and such expenses may increase in the future. We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. As an emerging growth company, we were eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. However, based on our aggregate market value of the shares of our Class A common stock held by non-affiliates as of June 30, 2021, we became a “large accelerated filer” and no longer qualify as an emerging growth company beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. As such, we are no longer eligible to rely on the various exemptions available for “emerging growth companies” in our filings with the SEC. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
Risks related to internal control on financial reporting
As a result of being a public company, we are required to establish and maintain effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. Our internal control over financial reporting may not be determined to be effective, or our independent registered public accountants may issue an adverse opinion on these controls, all of which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
On an annual basis commencing as of December 31, 2021, we will be required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The process of designing, implementing and maintaining internal controls over financial reporting required to comply with this requirement is time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, or we are unable to remediate any material weakness, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to establish and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
Our independent registered public accounting firm may also issue a report that is adverse if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. Prior to December 31, 2021, our independent registered public accounting firm was not required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act because we qualified as an “emerging growth company.” However, as we became a “large accelerated filer” and no longer qualify as an emerging growth company beginning with our Annual Report on Form 10-K for the year ended December 31, 2021, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting on an annual basis commencing as of that date. In the future, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed or operating. Any failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.
We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting, including the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
We may identify material weaknesses in the future or otherwise fail to maintain an effective internal control over financial reporting and may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of our consolidated financial statements, we identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 a material weakness in our internal control over financial reporting. The material weakness we identified related to the accounting for equity-based compensation arrangements. Specifically, we did not design and maintain effective controls to ensure that the applicable guidance and accounting policies were appropriately applied to equity-based compensation arrangements and were properly reflected in our consolidated financial statements. The material weakness resulted in misstatements to Members’ Equity and Equity-based compensation which resulted in the restatement of our audited consolidated financial statements for the years ended December 31, 2019 and 2018. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected, and accordingly, we determined this control deficiency constituted a material weakness. We implemented new internal controls to address this material weakness, and remediated the control deficiency that led to the material weakness as of December 31, 2021.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to avoid potential future material weaknesses. In addition, prior to us being a “large accelerated filer” beginning with our Annual Report on Form 10-K for the year ended December 31, 2021, our management had not performed an evaluation of our internal control over financial reporting in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act and our independent registered public accounting firm was not required to audit our internal control over financial reporting because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we identify any additional material weaknesses in the future and are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.
Risks related to our Class A common stock
The market price of our Class A common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, price and times desired.
The market price of our Class A common stock has been highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. Shares of technology companies have historically experienced levels of volatility that can exceed the overall market. Since shares of our Class A common stock were initially sold in the IPO in October 2020 at a price of $19.00 per share, the low and high closing sales prices of our Class A common stock ranged from $14.41 to $64.11 per share, respectively, through December 31, 2021.
Some specific factors that may have a significant effect on the market price of our Class A common stock include:
•actual or anticipated fluctuations in our operating results or those of our competitors;
•actual or anticipated changes in the growth rate of the online insurance/digital advertising market or the growth rate of our businesses or those of companies that investors deem comparable to us;
•changes in economic or business conditions;
•changes in governmental regulation; and

•publication of research reports about us, our competitors or our industry, or changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of analyst coverage.
This volatility may be increased due to the limited trading volume in our Class A common stock. Our Class A common stock is traded on the NYSE, and despite certain increases of trading volume from time to time, there have been periods when our Class A common stock could be considered thinly-traded, meaning that the number of persons interested in purchasing or selling our Class A common stock at or near the current market price at any given time may be relatively small. This increases the potential for increases in the level of buying or selling interest to have a greater impact on the market price of our Class A common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of our Class A common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.
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
The declaration and amount of any future dividends to holders of our Class A common stock is at the discretion of our Board of Directors in accordance with applicable law and after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows, impact on our effective tax rate, indebtedness, contractual obligations, legal requirements, and other factors that our Board of Directors deems relevant. In addition, the Amended Credit Agreement contains restrictions on our ability to pay dividends, subject to certain exceptions. Accordingly, we do not expect to pay dividends in the foreseeable future. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of gain for the foreseeable future.
Sales of a substantial number of shares of our Class A common stock by our pre-initial public offering stockholders (“pre-IPO stockholders”) in the public market, or the perception that such sales may occur, could cause the price of our Class A common stock to fall.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock by our pre-IPO stockholders, including shares issuable upon the exchange of Class B-1 units (together with an equal number of shares of our Class B common stock). The perception in the public market that our pre-IPO stockholders might sell shares of Class A common stock could also depress our market price.
As of December 31, 2021, 41.0 million Class A-1 units and 19.6 million Class B-1 units were outstanding. Each Class B-1 unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock (or, at our election, cash of an equivalent value). Substantially all of such shares may be resold at any time, subject in certain cases to compliance with Rule 144 under the Securities Act. In addition, in November 2021, pursuant to a registration rights agreement with certain of our existing investors, including White Mountains, Insignia, and the Senior Executives, we registered 34.9 million of their shares of our Class A common stock, including those delivered in exchange for Class B-1 units, for resale. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital in the future by selling shares of our Class A common stock or other equity securities at a time and price that we deem appropriate.
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
Our amended and restated certificate of incorporation, amended and restated bylaws and stockholders’ agreement contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Among other things, these provisions:
•divide our Board of Directors into three staggered classes of directors that are each elected to three-year terms;
•provide the Board of Directors with the sole ability to fill a vacancy created by the expansion of the Board of Directors;
•prohibit stockholder action by written consent after the date on which White Mountains, Insignia, and the Founders cease to collectively own at least a majority in voting power of shares of our common stock;
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
•prohibit cumulative voting in the election of directors, which could otherwise allow less than a majority of stockholders to elect director candidates;
•provide that special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the chairman of our board, the Chief Executive Officer or, so long as White Mountains, Insignia, and the Founders collectively own at least a majority in voting power of shares of our common stock, any such stockholder, subject to certain limitations;
•require advance notice to be given by stockholders for any stockholder proposals or director nominees;
•after the date on which White Mountains, Insignia, and the Founders cease to collectively own at least a majority in voting power of shares of our common stock, require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of common stock to amend certain provisions of our amended and restated certificate of incorporation and any provision of our amended and restated bylaws;
•after the date on which White Mountains, Insignia, and the Founders cease to collectively own at least a majority in voting power of shares of our common stock, require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of common stock to remove directors and only for cause;
•provide that each of White Mountains, Insignia and the Founders are entitled to (i) nominate two directors to the Board of Directors for so long as such stockholder owns at least 12.5% of our issued and outstanding shares of common stock as of the closing of our IPO and (ii) nominate one director to the Board of Directors for so long as such stockholder owns less than 12.5% but at least 5% of our issued and outstanding shares of common stock as of the closing of our IPO;
•provide that White Mountains, Insignia and the Founders agree to vote for each other’s board nominees pursuant to the terms of the stockholders’ agreement; and
•require the prior written consent of a majority in interest of White Mountains, Insignia and the Founders for any change in the size of the Board of Directors and to engage in change in control transactions, for so long as such stockholders collectively own at least a majority of the issued and outstanding shares of common stock.
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
Our relationship with our pre-IPO stockholders could create conflicts of interest among our investors, or between our investors and us, in a number of areas relating to our past and ongoing relationships. In addition, our pre-IPO stockholders may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivables agreement, and whether and when we should terminate the tax receivables agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO stockholders’ tax or other considerations even where no similar benefit would accrue to us. Except as set forth in the tax receivables agreement and the stockholders’ agreement, there are no formal dispute resolution procedures in place to resolve conflicts between us and our pre-IPO stockholders or among our pre-IPO stockholders. We may not be able to resolve any potential conflicts between us and any pre-IPO stockholders and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our company which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of such pre-

IPO stockholders, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power may have a negative impact on the price of our Class A common stock.
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
Certain of our pre-IPO stockholders that are a party to the stockholders’ agreement own a majority of the voting power of our outstanding common stock. Accordingly, we are considered a “controlled company” under the NYSE rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of listing of our Class A common stock:
•we have a board that is composed of a majority of “independent directors” as defined under the NYSE rules; and
•we have a compensation committee and a nominating and corporate governance committee that is composed of independent directors.
We intend to continue to take advantage of these exemptions for so long as we continue to qualify as a “controlled company.” Accordingly, during such time our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
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
In connection with the IPO, the Secondary Offering, and in our ordinary course of business we purchased or exchanged Class B-1 units from certain unitholders. Also, in the future, Class B-1 units may be exchanged, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock (or, at our election, cash of an equivalent value). Our initial purchase of units in the IPO, the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members, and the post-IPO exchanges of Class B-1 units may result in increases in our share of the tax basis of the assets of QLH. In connection with the IPO, we entered into the tax receivables agreement with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. Pursuant to the tax receivables agreement, we are required to pay Insignia and the Senior Executives 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of these possible increases in tax basis as well as certain other tax benefits attributable to payments under the tax receivables agreement itself. The tax receivables agreement also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the tax receivables agreement. We currently estimate that the amount of any such net operating losses is immaterial.
The payments that we make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, if all of the Class B-1 units were acquired by us in taxable transactions at December 31, 2021 for a price of $15.44 (which is the last reported sale price of our Class A common stock as of December 31, 2021 on the NYSE) per Class B-1 unit, we estimate that the amount that we would be required to pay under the tax receivables agreement could be approximately $176 million. The actual amount we will be required to pay under the tax receivables agreement agreement may be materially greater than this hypothetical amount as potential future payments will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character, and timing of our income and the tax rates then applicable. Payments under the tax receivables agreement are not conditioned on Insignia’s, the Senior Executives’, or White Mountains’ continued ownership of any of our equity.
We will not be reimbursed for any payments made to Insignia, the Senior Executives, or White Mountains under the tax receivables agreement in the event that any tax benefits are disallowed.
Although we are not aware of any issue that would cause the U.S. Internal Revenue Service (the “IRS”) or other relevant tax authorities to challenge potential tax basis increases or other tax benefits covered by the tax receivables agreement, if the IRS successfully challenges the tax basis increases at any point in the future after payments are made under the tax receivables agreement, we will not be reimbursed for any payments made under the tax receivables agreement (although future payments under the tax receivables agreement, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the IRS). As a result, we could make payments under the tax receivables agreement in excess of our cash tax savings that we ultimately realize. We might not determine whether we have effectively made such excess cash payments for a number of years following the time of such payments.
We may not be able to realize all or a portion of the tax benefits that are currently expected to result from our purchase (through Intermediate Holdco) of Class B-1 units from certain unitholders in connection with the IPO, the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members, post-IPO exchanges of Class B-1 units, the utilization of pre-IPO net operating losses of Intermediate Holdco, and payments made under the tax receivables agreement.
Our ability to realize the tax benefits that we currently expect to be available as a result of (i) the increases in tax basis created by our purchase (through Intermediate Holdco) of Class B-1 units from certain unitholders in connection with the IPO, or by any post-IPO exchanges of Class B-1 units, in each case, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock (or, at our election, cash of an equivalent value), (ii) the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members that result in tax basis adjustments to the assets of QLH, (iii) payments made pursuant to the tax receivables agreement, (iv) our ability to utilize the pre-IPO net operating losses of Intermediate Holdco, and (v) our ability to utilize the interest deductions imputed under the tax receivables agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which the deductions arising from such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.
In certain cases, payments by us under the tax receivables agreement may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the tax receivables agreement.
The tax receivables agreement provides that upon certain changes of control, or if, at any time, we elect an early termination of the tax receivables agreement or are in material breach of our obligations under the tax receivables agreement, we will be required to make immediate payments to the tax receivables agreement’s counterparties equal to the present value of the anticipated future tax benefits. Such payments would be based on certain valuation assumptions and deemed events set forth in the tax receivables agreement, including the assumption that we have sufficient taxable income to fully use such tax benefits. The benefits would be payable even though, in certain circumstances, no Class B-1 units have actually been exchanged and no net operating losses are actually used at the time of the accelerated payments. Accordingly, payments under the tax receivables agreement may be made years in advance of the actual realization, if any, of the anticipated tax benefits and may be significantly greater than the benefits we eventually realize. In these situations, our obligations under the tax receivables agreement could have a substantial negative impact on our liquidity.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located in Los Angeles, California. In addition to our Los Angeles office, we operate from four other offices located in Redmond, Washington; St. Petersburg, Florida; Bellevue, Washington; and Taipei City, Taiwan. We lease each of our offices. We believe that our current facilities are adequate to meet our immediate needs.
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
Holders of Record
As of January 31, 2022, there were 35 holders of record of our Class A common stock and 14 holders of record of our Class B common stock.  We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend policy
We do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant. In addition, the 2021 Credit Agreement contains covenants that restrict QuoteLab, LLC’s and, in turn, our ability to pay cash dividends, subject to certain exceptions. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.
Our Class B common stock is not entitled to any dividend payments.
Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon vesting of restricted stock units and awards	Weighted average price	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
QLH Class B-1 Units (Restricted Stock Awards)	253,398	—	—
Restricted Class A Shares (Restricted Stock Awards)	535,755	—	—
2020 Omnibus Incentive Compensation Plan	5,307,148	—	5,142,133

Performance Graph

Comparison of Cumulative Return for MediaAlpha, Inc., the Russell 3000 Index and S&P 500 Information Technology Index

MediaAlpha Inc
Russell 3000
S&P 500 Information Technology
$150
$125
$100
$75
$50
10/28/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021

The performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of MediaAlpha, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth above compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Russell 3000 Index and the S&P 500 Information Technology Index between October 28, 2020 (the date our Class A common stock commenced trading on NYSE) through December 31, 2021. All values assume a $100 initial investment and data for the Russell 3000 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended December 31, 2021:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
October, 2021	—	—	N/A	N/A
November, 2021	21,748	18.23	N/A	N/A
December, 2021	13,725	14.84	N/A	N/A
(1)These Class A Common Stock withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of shares of our Class A Common Stock. We withheld these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on NYSE on the purchase dates.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included in “Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in “Risk Factors,” our actual results may differ materially from the results described in, or implied by, these forward-looking statements.
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty (“P&C”) insurance, health insurance, and life insurance, supporting $953.1 million in Transaction Value across our platform from these verticals in the year ended December 31, 2021.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination or other financial website looking to monetize the high-intent users on their websites. During the year ended December 31, 2021, an average of 31.3 million consumers shopped for insurance products through the websites of our diversified group of supply partners and our proprietary websites each month, driving an average of over 8.2 million Consumer Referrals on our platform each month.
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
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in the section titled Part I, Item 1A “Risk factors” included in this Annual Report on Form 10-K.
Secular trends in the insurance industry
Our technology platform was created to serve and grow with our core insurance end markets. We believe secular trends in the insurance industry are critical driver of our revenue and will continue to provide strong tailwinds for our business. More insurance consumers are shopping online and direct-to-consumer marketing, which fuels our revenue, is the fastest growing insurance distribution channel. In addition, insurance customer acquisition spending is growing. As mass-market customer acquisition spend is becoming more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect digital insurance customer acquisition spending to continue to grow over time, and we believe we are well-positioned to benefit from this growth.
Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform grew to $1.0 billion for the year ended December 31, 2021 from $815.7 million for the year ended December 31, 2020. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization. For the year ended December 31, 2021, 96.9% of total Transaction Value executed on our platform came from demand partner relationships from 2020.
Our demand and supply partners
Our success depends on our ability to retain and grow the number of demand and supply partners on our platform. The aggregate number of demand and supply partners active on our platform increased to 1,923 for the year ended December 31, 2021 from 1,460 for the year ended December 31, 2020, and from 1,200 for the year ended December 31, 2019, driven by increased engagement in our P&C and Health verticals. We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve the top-tier insurance carriers in the industry. In terms of buyers, during the year ended December 31, 2021, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform grew to 98.3 million for the year ended December 31, 2021 from 79.4 million for the year ended December 31, 2020. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
Seasonality
Our results are subject to fluctuations as a result of seasonality. In particular, our property & casualty insurance vertical is typically characterized by seasonal strength in our quarters ending March 31 due to a greater supply of Consumer Referrals and higher customer acquisition budgets during the start of the year, and to seasonal weakness in our quarters ending December 31 due to a lower supply of Consumer Referrals available on a cost-effective basis and lower customer acquisition budgets from some buyers during those quarters. Our health insurance vertical is typically characterized by seasonal strength in our quarters ending December 31 due to open enrollment periods for health insurance and annual enrollment for Medicare during those quarters, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.
Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment levels.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles in the auto insurance industry, are characterized by periods of “soft” market conditions, when carriers are focused on lowering rates, increasing capacity, and building market share, and “hard” market conditions, when carriers tend to raise prices and prioritize profitability over growth. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. We believe that the auto insurance industry is currently in a "hard” market due to higher than expected underwriting losses, and that many P&C insurance carriers are reducing their customer acquisition spending until they can increase their premium rates, the timing of which is difficult to predict.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020, and a number of other states, including Colorado and Virginia, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.”
COVID-19
While the COVID-19 pandemic has changed the physical working environment of the substantial majority of our workforce to working from home, it has otherwise caused only minor disruptions to our business operations with a limited impact on our operating results thus far. Our Travel vertical is largely driven by consumer spending on airfare, hotels, rentals and other travel products. As a result of COVID-19, we have experienced a dramatic decline in revenue from the Travel vertical and expect this trend to continue for the foreseeable future. For the years ended December 31, 2021, 2020, and 2019, revenue from the Travel vertical comprised approximately 2.0%, 2.1%, and 11.1%, respectively, of our total revenue. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future. In addition, during the second half of 2021, supply chain disruptions and cost increases caused by the pandemic contributed to higher-than-expected property and casualty insurance claims costs, which has led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C vertical, and the duration and extent of this impact are difficult to estimate beyond the first quarter of 2022.
Recent developments
On February 24, 2022, we entered into an agreement to acquire substantially all of the assets of Customer Helper Team, LLC ("CHT"), a provider of customer generation and acquisition services for Medicare insurance, automobile insurance, health insurance, life insurance, debt settlement, and credit repair companies. We believe the acquisition is a good strategic fit with our long term objectives and will increase our presence on various social media and short form video platforms. The purchase price for the acquisition will be approximately $50 million in cash at closing plus up to an additional $20 million of contingent cash consideration based on CHT’s achievement of revenue and profitability targets over the next two years. We expect the transaction to close by March 11, 2022 (subject to the satisfaction of customary closing conditions). We expect to fund the purchase price from a combination of cash in hand and borrowings under our 2021 Revolving Credit Facility.
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
We recognize revenue derived from Consumer Referrals when we transfer these Consumer Referrals to our buyers in an amount that reflects the consideration to which we are entitled. We recognize revenue pursuant to the framework contained in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606"), as issued by the Financial Accounting Standards Board (“FASB”): (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when we satisfy the performance obligations.
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
Costs and operating expenses
Costs and operating expenses consist primarily of cost of revenue, sales and marketing expenses, product expenses and general and administrative expenses.
Cost of revenue
Our cost of revenue is comprised primarily of revenue share payments to suppliers and traffic acquisition costs paid to top tier search engines, as well as telephony infrastructure costs, internet and hosting, merchant fees, salaries and related expenses, equity-based compensation, and other expenses.
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

Other expense, net
Other expense, net consist primarily of expenses not incurred by us in our ordinary course of business and that are not included in any of the captions above. Other expense, net for the year ended December 31, 2021 consisted primarily of charges related to a reduction in our tax indemnification receivable due to the expiration of statute of limitations, changes in our liability related to the Tax Receivables Agreement (“TRA”), amounts payable to White Mountains for settlement of federal and state tax returns for periods prior to the Reorganization Transaction related to 2020 federal and state tax returns filed during the three months ended December 31, 2021, offset in part by benefits from employee retention credits. The reduction related to the TRA and the settlement federal and state tax returns also resulted in a benefit of the same amount which has been recorded within income tax (benefit).
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs associated with these arrangements. See “-Liquidity and capital resources-Financing activities” below.
Provision for income taxes
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc. Prior to the Reorganization Transactions and IPO, the Company was not subject to corporate income taxation. As such, income tax expense (benefit) recorded during 2020 reflected the expected tax expense on the net earnings subsequent to the Reorganization Transactions and IPO related to MediaAlpha, Inc.’s economic interest in QLH.
Net income (loss) attributable to QLH prior to Reorganization Transactions
Net income (loss) incurred prior to the Reorganization Transactions is attributed to QLH. Net income attributable to QLH prior to the Reorganization Transactions was $19.2 million for the period January 1, 2020 to October 27, 2020 and $17.8 million for the year ended December 31, 2019.
Net income (loss) attributable to Non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate the share of net income (loss) incurred subsequent to the Reorganization Transactions to the non-controlling interest holders pro-rata to their holdings. The non-controlling interests balance represents the Class B-1 units held at QLH. Net loss attributable to non-controlling interests was $3.2 million and $4.2 million for the years ended December 31, 2021 and 2020, respectively, and $0 for the year ended December 31, 2019.

Results of operations
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
(in thousands)
Revenue	$645,274	100.0%	$584,814	100.0%	$408,005	100.0%
Costs and operating expenses
Cost of revenue	543,750	84.3%	499,434	85.4%	342,909	84.0%
Sales and marketing	22,823	3.5%	20,483	3.5%	13,822	3.4%
Product development	15,195	2.4%	12,449	2.1%	7,042	1.7%
General and administrative	61,357	9.5%	32,913	5.6%	19,391	4.8%
Total costs and operating expenses	643,125	99.7%	565,279	96.7%	383,164	93.9%
Income from operations	2,149	0.3%	19,535	3.3%	24,841	6.1%
Other expense, net	3,841	0.6%	2,302	0.4%	—	—%
Interest expense	7,830	1.2%	7,938	1.4%	7,021	1.7%
Total other expense, net	11,671	1.8%	10,240	1.8%	7,021	1.7%
(Loss) income before income taxes	(9,522)	(1.5)%	9,295	1.6%	17,820	4.4%
Income tax (benefit)	(1,047)	(0.2)%	(1,267)	(0.2)%	—	—%
Net (loss) income	$(8,475)	(1.3)%	$10,562	1.8%	$17,820	4.4%
Net income attributable to QLH prior to Reorganization Transactions	—	—%	19,166	3.3%	17,820	4.4%
Net (loss) attributable to non-controlling interest	(3,200)	(0.5)%	(4,238)	(0.7)%	—	—%
Net (loss) attributable to MediaAlpha, Inc.	$(5,275)	(0.8)%	$(4,366)	(0.7)%	$—	—%
Net (loss) per share of Class A common stock
-Basic	$(0.14)		$(0.14)		—
-Diluted	$(0.19)		$(0.14)		—
Weighted average shares of Class A common stock outstanding
-Basic	37,280,533		32,134,170		—
-Diluted	61,255,925		32,134,170		—

Revenue
The following table presents our revenue, disaggregated by vertical, for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Property & casualty insurance	$417,715	20,005	5.0%	$397,710	178,243	81.2%	$219,467
Percentage of revenue	64.7%			68.0%			53.8%
Health insurance	176,459	36,663	26.2%	139,796	35,535	34.1%	104,261
Percentage of revenue	27.3%			23.9%			25.6%
Life insurance	28,586	(1,727)	(5.7)%	30,313	(2,699)	(8.2)%	33,012
Percentage of revenue	4.4%			5.2%			8.1%
Other	22,514	5,519	32.5%	16,995	(34,270)	(66.8)%	51,265
Percentage of revenue	3.5%			2.9%			12.6%
Revenue	$645,274	60,460	10.3%	$584,814	176,809	43.3%	$408,005
2021 compared with 2020
The increase in P&C insurance revenue for the year ended December 31, 2021, compared with the year ended December 31, 2020, was due to an increase in spend from auto and home insurance carriers, driven by favorable carrier profitability and the growing trend of P&C insurance carriers allocating customer acquisition budgets to the DTC channel, during the first half of 2021. However, the auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. We are currently unable to predict the duration of this cyclical downturn in the auto insurance industry or its impact on our P&C insurance vertical revenue or profitability beyond the first quarter of 2022.
The increase in health insurance revenue for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven by increased customer acquisition budget allocation from Health and Medicare insurance carriers, which led our supply partners and our proprietary properties to drive more consumers through their websites, and increased supply from our proprietary properties as we increased the volume of media spend to satisfy the increased demand.
The decrease in life insurance revenue for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven by certain carriers and supply partners shifting their transactions with each other from our Open Marketplace to our Private Marketplace due to lower platform fees for our Private Marketplace, which transact on a net revenue basis.
The increase in other revenue for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven primarily by increases in our Consumer Finance and Education verticals, due to strength in the mortgage and higher education markets, respectively.
2020 compared with 2019
The increase in P&C insurance revenue for the year ended December 31, 2020, compared with the year ended December 31, 2019, was due to an increase in spend from auto and home insurance carriers, driven by improving carrier profitability and the growing trend of property & casualty insurance carriers allocating customer acquisition budgets to the DTC channel, which led to our supply partners and our proprietary properties to drive more consumers through their websites. These dynamics led to a year over year increase in supply from both new and existing supply partners.
The increase in health insurance revenue for the year ended December 31, 2020, compared with the year ended December 31, 2019, was driven by increased customer acquisition budget allocation from Health and Medicare insurance carriers, which in turn allowed our supply partners to drive more consumers through their websites, and increased supply from our proprietary properties as we increased the volume of media spend to satisfy the increased demand.
The decrease in life insurance revenue for the year ended December 31, 2020, compared with the year ended December 31, 2019, was driven by lower budget allocations from carriers and brokers, as they reduced their customer acquisition spending due to COVID-19 mortality concerns.
The decrease in other revenue for the year ended December 31, 2020, compared with the year ended December 31, 2019, was driven primarily by a decrease in Travel comparison shopping due to safety concerns related to COVID-19.
Cost of revenue
The following table presents our cost of revenue for the years ended December 31, 2021, 2020 and 2019 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Cost of revenue	$543,750	44,316	8.9%	$499,434	156,525	45.6%	$342,909
As a percentage of total revenue	84.3%			85.4%			84.0%
2021 compared with 2020
The increase in cost of revenue for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven primarily by the increase in revenue and corresponding increase in revenue share payments to suppliers and media costs as supply partners increased volumes during the year ended December 31, 2021. Cost of revenue as a percentage of revenue reduced slightly due to increase in revenue from carriers on our Private Marketplace, which transacts on net revenue basis.
2020 compared with 2019
The increase in cost of revenue for the year ended December 31, 2020, compared with the year ended December 31, 2019, was driven primarily by the increase in revenue and corresponding increase in revenue share payments to suppliers of $132.4 million as supply partners increased volume. Additionally, there was an increase of $21.3 million in media costs as we increased paid media acquisition to drive more consumers to our proprietary websites to meet buyer demand and increased equity-based compensation of $2.6 million.
As we experience growth in revenue, we expect the relationship between our costs and revenue to remain in line with our historical results.
Sales and marketing
The following table presents our sales and marketing expenses for the years ended December 31, 2021, 2020 and 2019 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Sales and marketing	$22,823	2,340	11.4%	$20,483	6,661	48.2%	$13,822
As a percentage of total revenue	3.5%			3.5%			3.4%

2021 compared with 2020
The increase in sales and marketing expenses for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven primarily by an increase in equity-based compensation expense of $1.2 million and an increase in other personnel-related costs of $1.1 million driven by increased headcount to support current and future business growth.
2020 compared with 2019
The increase in sales and marketing expenses for the year ended December 31, 2020, compared with the year ended December 31, 2019, was due primarily to an increase in equity-based compensation expense of $5.2 million, and an increase in personnel-related costs of $2.0 million driven by increased headcount to support current and future business growth and one-time bonuses paid in connection with the IPO. These costs were offset in part by a decrease in amortization expense of $0.2 million, as certain intangible assets were fully amortized.
Product development
The following table presents our product development expenses for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Product development	$15,195	2,746	22.1%	$12,449	5,407	76.8%	$7,042
As a percentage of total revenue	2.4%			2.1%			1.7%
2021 compared with 2020
The increase in product development expenses for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven primarily by an increase in equity-based compensation of $1.7 million and an increase in personnel-related costs of $0.8 million, as we continued to hire engineering and product development talent to further enhance our technology.
2020 compared with 2019
The increase in product development expenses for the year ended December 31, 2020, compared with the year ended December 31, 2019, was due primarily to an increase in equity-based compensation of $4.2 million, and an increase in personnel-related costs of $2.6 million driven by the addition of engineering and product development talent to further enhance our technology and one-time bonuses paid in connection with the IPO, offset in part by a decrease in amortization expense of $1.5 million as certain intangible assets were fully amortized.
General and administrative
The following table presents our general and administrative expenses for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
General and administrative	$61,357	28,444	86.4%	$32,913	13,522	69.7%	$19,391
As a percentage of total revenue	9.5%			5.6%			4.8%
2021 compared with 2020
The increase in general and administrative expenses for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven primarily by higher equity-based compensation expense of $18.4 million and higher costs related to our operation as a publicly-reporting company for a full year, including higher directors and officers insurance premiums of $4.7 million and higher professional fees of $2.4 million related primarily to the Secondary Offering and other registration statements, SOX implementation costs, and higher accounting fees, offset in part by legal fees incurred during the prior year period related to our Reorganization Transaction and IPO that did not recur in the current year.
2020 compared with 2019
The increase in general and administrative expenses for the year ended December 31, 2020, compared with the year ended December 31, 2019, was due primarily to an increase in equity-based compensation expense of $10.0 million, an increase in other expenses of $1.8 million driven by professional fees incurred in connection with the IPO, and an increase in personnel-related costs of $1.7 million, driven by our hiring of additional leadership talent to support our growth and one-time bonuses paid in connection with the IPO.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the years ended December 31, 2021, 2020 and 2019 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Cost of revenue	$1,665	(1,144)	(40.7)%	$2,809	2,628	1451.9%	$181
Sales and marketing	7,724	1,180	18.0%	6,544	5,160	372.8%	1,384
Product development	6,440	1,718	36.4%	4,722	4,190	787.6%	532
General and administrative	29,884	18,423	160.7%	11,461	9,964	665.6%	1,497
Total	$45,713	20,177	79.0%	$25,536	21,942	610.5%	$3,594
2021 compared with 2020
The increase in equity-based compensation expense for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven by inclusion of full year of expense during the year ended December 31, 2021 related to restricted stock units granted at the IPO under the 2020 Omnibus Incentive Plan, as well as by expense related to additional restricted stock units granted during the year, as compared to period subsequent to the IPO for the year ended December 31, 2020. Equity-based compensation expense included in cost of revenue was lower for the year ended December 31, 2021, due primarily to forfeitures.
2020 compared with 2019
The increase in equity-based compensation expense for the year ended December 31, 2020, compared with the year ended December 31, 2019, was driven primarily by grants of stock awards to Senior Executives and Legacy Profit Interest Holders and grants of restricted stock units under the 2020 Omnibus Incentive plan.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Cost of revenue	$—	—	—%	$—	(510)	(100.0)%	$510
Sales and marketing	2,984	(217)	(6.8)%	3,201	(200)	(5.9)%	3,401
Product development	—	—	—%	—	(1,470)	(100.0)%	1,470
Total	$2,984	(217)	(6.8)%	$3,201	(2,180)	(40.5)%	$5,381

2021 compared with 2020
There were no material changes in amortization expense for the year ended December 31, 2021 as compared with the same period ended December 31, 2020.
2020 compared with 2019
The decrease in amortization expense for the year ended December 31, 2020, compared with the year ended December 31, 2019, was driven primarily by intangible assets that were fully amortized in 2019.
Other expense, net
The following table presents our other expenses for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Other expense, net	$3,841	1,539	66.9%	$2,302	2,302	100.0%	$—
As a percentage of total revenue	0.6%			0.4%			0.0%
For the year ended December 31, 2021, other expense, net consisted primarily of charges related to a reduction in our tax indemnification receivable of $1.2 million due to the expiration of statutes of limitations and to $2.1 million reimbursable to White Mountains for settlement of federal and state tax returns for period prior to the Reorganization Transaction related to 2020 federal and state tax returns filed during the three months ended December 31, 2021, both of which have an offsetting benefit recorded within income tax (benefit). These amounts were offset in part by a benefit of $1.3 million as a result of our receipt of employee retention credits under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") . For the year ended December 31, 2020, other expense, net represented loss on extinguishment recognized in connection with the termination of the 2019 Credit Facilities. There were no other expense, net in 2019.
Interest expense
The following table presents our interest expense for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Interest expense, net	$7,830	(108)	(1.4)%	$7,938	917	13.1%	$7,021
As a percentage of total revenue	1.2%			1.4%			1.7%
2021 compared with 2020
The decrease in interest expense for the year ended December 31, 2021, compared with the year ended December 31, 2020, was driven primarily by lower interest rates on our debt facilities, from the refinancing of our 2020 Credit Facilities on July 29, 2021.
2020 compared with 2019
The increase in interest expense for the year ended December 31, 2020, compared with the year ended December 31, 2019, was driven by higher outstanding balances under the 2020 credit facility, compared with the 2019 credit facility.

Income tax (benefit)
The following table presents our income tax expense for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Income tax (benefit)	$(1,047)	220	(17.4)%	$(1,267)	(1,267)	100.0%	$—
As a percentage of total revenue	(0.2)%			(0.2)%			0.0%
For the year ended December 31, 2021, we recorded an income tax benefit of $1.0 million resulting from our effective tax rate of 11.0%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible officer’s compensation per section 162(m), state income taxes, changes in valuation allowance, and nondeductible transaction costs associated with the Secondary Offering, offset in part by tax benefits associated with equity-based awards, return-to-provision adjustments, and changes in uncertain tax positions.
Prior to the Reorganization Transactions, our business was conducted through QLH, which as a limited liability company incurred no income taxes. Subsequent to the Reorganization Transactions, MediaAlpha, Inc. is subject to U.S. federal, state and foreign income taxes with respect to its allocable share of any taxable income or loss of QLH.
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
Adjusted EBITDA
We define “Adjusted EBITDA” as net income excluding interest expense, income tax benefit (expense), depreciation expense on property and equipment, amortization of intangible assets, as well as equity-based compensation expense and certain other adjustments as listed in the table below. Adjusted EBITDA is a non-GAAP financial measure that we present to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. In addition, presenting Adjusted EBITDA provides investors with a metric to evaluate the capital efficiency of our business.
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
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net (loss) income	$(8,475)	$10,562	$17,820
Equity-based compensation expense	45,713	25,536	3,594
Interest expense	7,830	7,938	7,021
Income tax (benefit)	(1,047)	(1,267)	—
Depreciation expense on property and equipment	369	289	272
Amortization of intangible assets	2,984	3,201	5,381
Transaction expenses(1)	4,128	11,511	8,831
Employee-related costs(2)	674	—	—
SOX implementation costs(3)	1,168	—	—
Settlement costs(4)	859	—	—
Changes in TRA related liability(5)	911	—	—
Reduction in Tax Indemnification Receivable(6)	1,360	304	—
Non-cash compensation(7)	880	—	—
Employee retention credits(8)	(1,303)	—	—
Settlement of federal and state income tax refunds(9)	2,116	—	—
Adjusted EBITDA	$58,167	$58,074	$42,919
(1)Transaction expenses consist of $4.1 million of expenses incurred by us for the year ended December 31, 2021 for legal and accounting fees and other costs in connection with the Secondary Offering and other registration statements, and the refinancing of our 2020 Credit Facilities. For the year ended December 31, 2020, transaction expenses consist of $5.9 million in legal, and other consulting fees, $3.6 million in transaction bonus related to the Reorganization Transaction and IPO, and $2.0 million in loss on extinguishment of debt related to the termination of 2019 Credit Facilities. For the year ended December 31, 2019, transaction expenses consist of $7.2 million in legal, investment banking and other consulting fees and $1.6 million in transaction bonuses related to a transaction with Insignia in February 2019.
(2)Employee-related costs include $0.6 million of expenses incurred by us for the year ended December 31, 2021 for amounts payable to recruiting firms in connection with the hiring of certain executive officers to support our operation as a publicly-reporting company.
(3)SOX implementation costs consist of $1.2 million of expenses incurred by us for the year ended December 31, 2021 for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b).
(4)Settlement costs consist of $0.9 million of expenses incurred by us for the year ended December 31, 2021 to settle certain claims made by the Attorney General's Office of the State of Washington.
(5)Changes in TRA related liability consist of $0.9 million of expense for the year ended December 31, 2021 due to a change in the estimated future state tax benefits, and other changes in the estimate, resulting in reduction of the TRA liability created in connection with the Reorganization Transactions.
(6)Reduction in Tax Indemnification Receivable consists of $1.4 million and $0.3 million of expenses incurred by us for the year ended December 31, 2021 and 2020, respectively, related to a reduction in the tax indemnification receivable recorded in connection with the Reorganization Transactions. The reduction also resulted in a benefit of the same amount which has been recorded within income tax (benefit).
(7)Non-cash compensation consists of $0.9 million of expenses incurred by us for the year ended December 31, 2021 for payment of annual bonuses to certain of our executive officers in the form of grants of restricted stock units, rather than in cash.
(8)Employee retention credits consist of $1.3 million of benefit for the year ended December 31, 2021 as a result of our receipt of employee retention credits under the provisions of the CARES Act.
(9)Settlement of federal and state tax refunds consist of $2.1 million of expense incurred by us for the year ended December 31, 2021 related to reimbursement to White Mountains for federal and state tax refunds for the period prior to the Reorganization Transaction related to 2020 federal and state tax returns. The settlement also resulted in a benefit of the same amount which has been recorded within income tax (benefit).

Contribution and Contribution Margin
We define “Contribution” as revenue less revenue share payments and online advertising costs, or, as reported in our consolidated statement of operations, revenue less cost of revenue (i.e., gross profit), as adjusted to exclude the following items from cost of revenue: equity-based compensation; salaries, wages, and related costs; internet and hosting; amortization; depreciation; other services; and merchant-related fees. We define “Contribution Margin” as Contribution expressed as a percentage of revenue for the same period. Contribution and Contribution Margin are non-GAAP financial measures that we present to supplement the financial information we present on a GAAP basis. We use Contribution and Contribution Margin to measure the return on our relationships with our supply partners (excluding certain fixed costs), the financial return on and efficacy of our online advertising costs to drive consumers to our proprietary websites, and our operating leverage. We do not use Contribution and Contribution Margin as measures of overall profitability. We present Contribution and Contribution Margin because they are used by our management and board of directors to manage our operating performance, including evaluating our operational performance against budget and assessing our overall operating efficiency and operating leverage. For example, if Contribution increases and our headcount costs and other operating expenses remain steady, our Adjusted EBITDA and operating leverage increase. If Contribution Margin decreases, we may choose to re-evaluate and re-negotiate our revenue share agreements with our supply partners, to make optimization and pricing changes with respect to our bids for keywords from primary traffic acquisition sources, or to change our overall cost structure with respect to headcount, fixed costs and other costs. Other companies may calculate Contribution and Contribution Margin differently than we do. Contribution and Contribution Margin have their limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results presented in accordance with GAAP.
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue	$645,274	$584,814	$408,005
Less cost of revenue	(543,750)	(499,434)	(342,909)
Gross profit	$101,524	$85,380	$65,096
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	1,665	2,809	181
Salaries, wages, and related	2,004	2,188	1,471
Internet and hosting	419	438	520
Amortization	—	—	511
Depreciation	29	24	22
Other expenses	451	284	263
Other services	1,213	902	778
Merchant-related fees	309	585	452
Contribution	$107,614	$92,610	$69,294
Gross Margin	15.7%	14.6%	16.0%
Contribution Margin	16.7%	15.8%	17.0%
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is a driver of revenue, with differing revenue recognition based on the economic relationship we have with our partners. Our partners use our platform to transact via Open and Private Marketplace transactions. In our Open Marketplace model, Transaction Value is equal to revenue recognized and revenue share payments to our supply partners represent costs of revenue. In our Private Marketplace model, revenue recognized represents a platform fee billed to the demand partner or supply partner based on an agreed-upon percentage of the Transaction Value for the Consumer Referrals transacted, and accordingly there are no associated costs of revenue. We utilize Transaction Value to assess revenue and to assess the overall level of transaction activity through our platform. We believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.

The following table presents Transaction Value by platform model for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Open Marketplace transactions	$627,705	$573,242	$399,945
Percentage of total Transaction Value	61.6%	70.3%	71.4%
Private Marketplace transactions	$391,265	242,470	160,181
Percentage of total Transaction Value	38.4%	29.7%	28.6%
Total Transaction Value	$1,018,970	$815,712	$560,126
The following table presents Transaction Value by vertical for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Property & Casualty insurance	$655,591	$549,916	$322,817
Percentage of total Transaction Value	64.3%	67.4%	57.6%
Health insurance	245,221	175,539	122,320
Percentage of total Transaction Value	24.1%	21.5%	21.8%
Life insurance	52,302	42,206	34,884
Percentage of total Transaction Value	5.1%	5.2%	6.2%
Other	65,856	48,051	80,105
Percentage of total Transaction Value	6.5%	5.9%	14.3%
Total Transaction Value	$1,018,970	$815,712	$560,126
Consumer Referrals
We define “Consumer Referral” as any consumer click, call or lead purchased by a buyer on our platform. Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement that is presented subsequent to the consumer’s search (e.g., auto insurance quote search or health insurance quote search). Call revenue is earned and recognized when a consumer transfers to a buyer and remains engaged for a requisite duration of time, as specified by each buyer. Lead revenue is recognized when we deliver data leads to buyers. Data leads are generated either through insurance carriers, insurance-focused research destination websites or other financial websites that make the data leads available for purchase through our platform, or when consumers complete a full quote request on our proprietary websites. Delivery occurs at the time of lead transfer. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure Transaction Value, revenue and overall business performance across our verticals and platform models. For the year ended December 31, 2021, Transaction Value generated from clicks, calls and leads was 79.3%, 9.5%, and 11.3%, respectively. For the year ended December 31, 2020, Transaction Value generated from clicks, calls and leads was 79.9%, 8.1%, and 12.0%, respectively.
Number of demand and supply partners
The aggregate number of demand and supply partners on our platform determines in part the level of Consumer Referral demand and supply on our platform. We use the number of demand and supply partners on our platform to evaluate our current business performance and future business prospects.
Liquidity and capital resources
Overview
Our primary source of liquidity are our cash flows generated from operations. Our principal uses of cash include to fund operations, interest payments and mandatory principal payments on our long-term debt.
The Secondary Offering did not generate any proceeds for the Company.

As of December 31, 2021, and December 31, 2020, our cash and cash equivalents totaled $50.6 million and $23.6 million, respectively.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2021 Credit Facilities, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. Our business is seasonal and cyclical in nature and these trends could impact the cash flows generated from operations requiring us to raise additional funds in the short term. On February 24, 2022, we entered into an agreement to acquire substantially all of the assets of Customer Helper Team, LLC ("CHT"), and expect to fund the purchase price from a combination of cash in hand and borrowings under our 2021 Revolving Credit Facility. We may also engage in additional merger and acquisition or other activities that could require us to draw on our existing credit facilities or may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
Our material cash requirements include our long-term debt, operating lease obligations, and liabilities under the tax receivables agreement.
Cash Flows
The following table presents a summary of our cash flows for the years ended December 31, 2021, 2020, and 2019, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2021	$	%	Year ended December 31, 2020	$	%	Year ended December 31, 2019
Net cash provided by operating activities	$28,621	(22,789)	(44.3)%	$51,410	29,267	132.2%	$22,143
Net cash used in investing activities	$(650)	9,646	(93.7)%	$(10,296)	(10,002)	3,402.0%	$(294)
Net cash used in financing activities	$(961)	26,627	(96.5)%	$(27,588)	(10,105)	57.8%	$(17,483)
Operating activities
Net cash provided by operating activities primarily consists of net (loss) income, adjusted for certain (i) non-cash items including equity-based compensation expense, amortization of intangible assets, and deferred debt issuance costs, and (ii) changes in operating assets and liabilities (accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred rent).
Collection of accounts receivable depends upon the timing of our receipt of payments. We aim to align our separate payment obligations to supply partners and traffic acquisition sources for our proprietary websites with the timing of our receipt of separate payments from our demand partners. With respect to supply partners who are also demand partners, we maintain separate agreements for selling and buying and, in the majority of cases, such partners do not have a right of offset with respect to their buy-side payments, nor do we have a right of offset with respect to sell-side payments to such partners. The majority of our accounts receivables are less than 60 days old. If we were to experience a delay in receiving a payment from a buyer within a quarter, our operating cash flows for that quarter could be adversely impacted.
Cash flows provided by operating activities were $28.6 million for the year ended December 31, 2021, compared with $51.4 million for the year ended December 31, 2020. The decrease was due primarily to the timing of our payables as we incurred higher expenses during the fourth quarter of 2020 driven primarily by growth in our business and expenses incurred in connection with the IPO, offset in part by a decrease in our receivables due to improved collection and lower revenue during the fourth quarter of 2021 compared with the same period in 2020.
Cash flows provided by operating activities were $51.4 million for the year ended December 31, 2020, compared with $22.1 million for the year ended December 31, 2019. The increase was due primarily to higher non-cash adjustments related to equity-based compensation expense and lower working capital usage driven primarily by an increase in our accounts payable due to growth in our business and expenses incurred in connection with the IPO, offset in part by higher receivables.
Investing activities
Our investing activities consist primarily of purchases of property and equipment, acquisitions of intangible assets and investments.
Cash flows used in investing activities were $0.7 million for the year ended December 31, 2021, compared with $10.3 million for the year ended December 31, 2020. The decrease was due primarily to a cost method investment made during the year ended December 31, 2020 that did not recur in 2021.
Cash flows used in investing activities were $10.3 million for the year ended December 31, 2020, compared with $0.3 million for the year ended December 31, 2019. The increase was due to a cost method investment made during the year ended December 31, 2020.
Financing activities
Our financing activities consist primarily of proceeds from and repayments on our term debt facilities and revolving line of credit, payments of debt issue costs, transactions related to our common stock, and, prior to the IPO, member contributions and distributions of QLH.
Cash flows used in financing activities were $1.0 million for the year ended December 31, 2021, compared with $27.6 million for the year ended December 31, 2020. The decrease in net cash used was due primarily to higher distributions of $131.1 million to the members of QLH during the year ended December 31, 2020, including dividend distributions made in connection with the refinancing of our 2019 Credit Facilities during the year ended December 31, 2020 and our 2020 Credit Facilities during the year ended December 31, 2021.

Cash flows used in financing activities were $27.6 million for the year ended December 31, 2020, compared with $17.5 million for the year ended December 31, 2019. The increase was due primarily to distributions to the members of QLH, repayment of term debt related to the extinguishment of our 2019 Credit Facilities and partial prepayment of our 2020 Credit Facilities, and payments to Legacy Profit Interest Holders and Senior Executives in exchange for Class B-1 units of QLH. The increase was offset in part by proceeds from the 2020 Credit Facilities and net proceeds from our issuance and sale of Class A common stock in connection with the IPO.
Senior secured credit facilities
2021 Credit Facilities.
On July 29, 2021, we entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the “2021 Term Loan Facility”), the proceeds of which were used to refinance all of the $186.4 million of the existing 2020 Term Loan Facility outstanding and the unpaid interest thereof as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities"), which replaced the 2020 Revolving Credit Facility. Our obligations under the 2021 Credit Facilities are guaranteed by QLH and secured by substantially all assets of QLH and QuoteLab, LLC.
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
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility will amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made.

As of December 31, 2021, we had $186.8 million of outstanding borrowings, net of deferred debt issuance costs of $3.2 million, under the 2021 Term Loan Facility and no borrowings under the 2021 Revolving Credit Facility. We expect to borrow under the 2021 Revolving Credit Facility in the quarter ending March 31, 2022 to pay a portion of the purchase price for our acquisition of CHT.
Contractual and Other Obligations
Our material cash requirements include the following contractual and other obligations.
Tax Receivables Agreement
Our purchases (through Intermediate Holdco) of Class B-1 units from certain unitholders in connection with the IPO, as well as exchanges of Class B-1 units subsequent to the IPO (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock (or, at our election, cash of an equivalent value) (“Exchange”), and the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members pursuant to the Exchange Agreement (See Part II, Item 8 “Financial Statements and Supplementary Data - Note 1 to the Consolidated Financial Statements - Organization and Background” of this Annual Report on Form 10-K) have resulted and are expected to continue to result in increases in our allocable tax basis in the assets of QLH. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
In connection with the IPO, we entered into the Tax Receivables Agreement (“TRA”) with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA.
In addition to tax expenses, we will also make payments under the TRA, which we expect to be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. Further, we evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgement is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, See Part II, Item 8 “Financial Statements and Supplementary Data - Note 2 to the Consolidated Financial Statements - Summary of significant accounting policies” of this Annual Report on Form 10-K.
Critical accounting estimates
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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: business combination, goodwill and intangible assets, impairment of long-lived assets, equity-based compensation, income taxes, and liabilities related to the tax receivables agreement.
Also, See Part II, Item 8 “Financial Statements and Supplementary Data - Note 2 to the Consolidated Financial Statements - Summary of significant accounting policies” of this Annual Report on Form 10-K.
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
For the years ended December 31, 2021 and 2020, there were no impairments recognized for goodwill.
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
For the years ended December 31, 2021 and 2020, there were no impairments recognized for long-lived assets.
Equity-based compensation
Prior to the IPO, certain of our employees (including the Founders) were granted Class B units, directly or indirectly, in QLH for services in connection with our operations and were considered to fall within the scope of equity-based compensation.
We use a contingent claims analysis framework that relies on a Black-Scholes option-pricing model to determine the fair value of the QLH Class B units. As of each valuation date of QLH Class B units, the contingent claims analysis framework relies on the fair value of the total equity of QLH; management’s expected term to an exit event such as an event leading to a sale or an initial public offering of QLH; an estimate of equity volatility applicable to units of QLH commensurate to the term from the valuation to an exit date; a dividend yield and a risk-free rate as of each valuation date; and a calculated breakpoint that is akin to a strike price, above which the QLH Class B units contractually share in the proceeds to QLH upon an exit event. Fair value of total equity for QLH is established using both a market multiples approach and a discounted cash flow method; as well as a price established from certain equity transactions with third-party investors. Compensation expense of those awards is recognized, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Upon IPO because all of the QLH Class B profits interests were either (1) settled or (2) cancelled and replaced upon the IPO, there are no QLH Class B units outstanding as of December 31, 2021.
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
Liabilities related to the tax receivables agreement
As described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 1 to the Consolidated Financial Statements - Organization and Background” of this Annual Report on Form 10-K, we are a party to the Tax Receivables Agreement (“TRA”), under which we are contractually committed to pay the non-controlling interest holders in QLH 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income, to support realization and (ii) the tax laws and rates, including state apportionment, applicable at the time of each Exchange.
We recognize obligations under the TRA after concluding that it is probable that we would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from our estimates, which could impact the timing of payments under the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA, (ii) applying a blended tax rate to the tax attributes, and (iii) calculating the iterative impact. The blended tax rate consists of the U.S. federal statutory corporate income tax rate and an assumed combined state and local income tax rate driven by future estimated apportionment factors and statutory corporate income tax rates applicable to each state. To the extent our estimate of future state apportionment changes and/or there are changes in tax law, this could significantly impact the amount required to be paid under the TRA. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit on our consolidated statements of operations. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2021 by approximately $3.6 million. We involve a third party specialist to calculate the liability under the TRA using a complex model.
Additionally, we recognize the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current and included within accrued expense on our Consolidated Balance Sheets. This determination is based on our estimate of taxable income for the next fiscal year. The Company may elect to completely terminate the TRA early only with the written approval of each of a majority of its independent directors, although it has no plans to do so at this time. In such event, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.9 million impact on interest expense for the year ended December 31, 2021.
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
Customer concentrations consisted of two customers that collectively accounted for approximately $171 million, or 27%, of revenue for the year ended December 31, 2021, and one customer that accounted for approximately $132 million, or 23%, of revenue for the year ended December 31, 2020. Our largest customer accounted for approximately $7 million, or 10%, of our accounts receivable as of December 31, 2021, compared with our two largest customers that collectively accounted for approximately $33 million, or 35%, as of December 31, 2020.
Our supplier concentration can expose us to business risks. For the year ended December 31, 2021, supplier concentrations consisted of one supplier that accounted for approximately $55 million, or 10%, of total purchases, compared with approximately $60 million, or 11%, for the year ended December 31, 2020. Our two largest suppliers collectively accounted for approximately $21 million, or 34%, of our total accounts payable as of December 31, 2021, compared with approximately $25 million, or 25%, as of December 31, 2020.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MediaAlpha, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MediaAlpha, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of redeemable Class A units, members' equity (deficit), and stockholders' equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Tax Receivables Agreement (TRA)
As described in Notes 1, 2 and 11 to the consolidated financial statements, in connection with its IPO the Company entered into a TRA related to the tax basis step-up of the assets of QL Holdings LLC (QLH) and certain net operating losses of Guilford Holdings, Inc. (Intermediate Holdco). The TRA provides for the payment by the Company of 85% of the amount of any tax benefits the Company actually realizes, or in some cases is deemed to realize, as a result of (i) increases in the Company’s share of the tax basis in the net assets of QLH resulting from any redemptions or exchanges of Class B-1 units of QLH; (ii) tax basis increases attributable to payments made under the TRA; and (iii) deductions attributable to imputed interest pursuant to the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA; (ii) applying a blended tax rate to the tax attributes; and (iii) calculating the iterative impact. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income, including the amount thereof and (ii) the tax laws and rates, including state apportionment, applicable at the time of each exchange. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income to utilize the related tax benefits. The Company recorded an investment in partnership deferred tax asset of $81.6 million, the majority of which related to the basis difference in the Company’s investment in QLH resulting from the exchange of Class B-1 units, and corresponding liabilities under the TRA of $85.2 million and a TRA deferred tax asset of $20.3 million as of December 31, 2021.
The principal considerations for our determination that performing procedures relating to the TRA is a critical audit matter are (i) the significant judgment by management when determining the investment in partnership deferred tax asset and the appropriateness of the methodology used for calculating the liabilities under the TRA and the TRA deferred tax asset; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the generation of future taxable income and the tax laws and rates applicable at the time of each exchange; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the investment in partnership deferred tax asset and the corresponding liabilities under the TRA and the TRA deferred tax asset, including controls over management’s significant assumptions related to the generation of future taxable income and the tax laws and rates applicable at the time of each exchange and the methodology used for calculating the liabilities under the TRA and the TRA deferred tax asset. These procedures also included, among others (i) reading the TRA; (ii) testing the completeness and accuracy of underlying data used in the determination of the investment in partnership deferred tax asset and corresponding liabilities under the TRA and the TRA deferred tax asset; (iii) evaluating the reasonableness of the significant assumptions used by management related to the generation of future taxable income and the tax laws and rates applicable at the time of each exchange; and (iv) the involvement of professionals with specialized skill and knowledge to assist with (a) evaluating the appropriateness of the methodology used for determining the liabilities under the TRA and the TRA deferred tax asset; (b) developing an independent estimate of the liabilities under the TRA and the TRA deferred tax asset; and (c) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Evaluating management’s assumptions related to the generation of future taxable income and the tax laws and rates applicable at the time of each exchange involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of MediaAlpha, Inc.; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2022
We have served as the Company’s auditor since 2017.

MediaAlpha, Inc.
Consolidated Balance Sheets
(In thousands, except share data and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$50,564	$23,554
Accounts receivable, net of allowance for credit losses of $609 and $438, respectively	76,094	96,295
Prepaid expenses and other current assets	10,448	7,950
Total current assets	$137,106	$127,799
Intangible assets, net	12,567	15,551
Goodwill	18,402	18,402
Deferred tax assets	102,656	31,613
Other assets	19,073	16,972
Total assets	$289,804	$210,337
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	61,770	98,249
Accrued expenses	13,716	9,206
Current portion of long-term debt	8,730	—
Total current liabilities	$84,216	$107,455
Long-term debt, net of current portion	178,069	182,668
Liabilities under tax receivables agreement, net of current portion	85,027	22,498
Other long-term liabilities	4,058	2,834
Total liabilities	$351,370	$315,455
Commitments and contingencies (Note 7)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 41.0 million and 33.4 million shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	410	334
Class B common stock, $0.01 par value - 100 million shares authorized; 19.6 million and 25.5 million shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	196	255
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	419,533	384,611
Accumulated deficit	(424,476)	(418,973)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(4,337)	$(33,773)
Non-controlling interests	(57,229)	(71,345)
Total stockholders' (deficit)	$(61,566)	$(105,118)
Total liabilities and stockholders' deficit	$289,804	$210,337
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Operations
(In thousands, except share data and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue	$645,274	$584,814	$408,005
Costs and operating expenses
Cost of revenue	543,750	499,434	342,909
Sales and marketing	22,823	20,483	13,822
Product development	15,195	12,449	7,042
General and administrative	61,357	32,913	19,391
Total costs and operating expenses	643,125	565,279	383,164
Income from operations	2,149	19,535	24,841
Other expense, net	3,841	2,302	—
Interest expense	7,830	7,938	7,021
Total other expense, net	11,671	10,240	7,021
(Loss) income before income taxes	(9,522)	9,295	17,820
Income tax (benefit)	(1,047)	(1,267)	—
Net (loss) income	$(8,475)	$10,562	$17,820
Net income attributable to QLH prior to Reorganization Transactions	—	19,166	17,820
Net (loss) attributable to non-controlling interest	(3,200)	(4,238)	—
Net (loss) attributable to MediaAlpha, Inc.	$(5,275)	$(4,366)	$—
Net (loss) per share of Class A common stock
-Basic	$(0.14)	$(0.14)	$—
-Diluted	$(0.19)	$(0.14)	$—
Weighted average shares of Class A common stock outstanding
-Basic	37,280,533	32,134,170	—
-Diluted	61,255,925	32,134,170	—
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Redeemable Class A units, Members’ Equity (Deficit), and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Redeemable Class A		Members’ Equity (Deficit) Amount	Class A common stock		Class B common stock		Additional Paid-In Capital Amount	Accumulated Deficit Amount	Non- Controlling Interest Amount	Total Stockholders’ Equity (Deficit)
	Units	Amount		Units	Amount	Units	Amount
Balance at December 31, 2018	—	$—	$75,953	—	$—	—	$—	$—	$(35,473)	$—	$40,480
Issuance of Class A units	284,211	62,806	—	—	—	—	—	—	—	—	—
Class A units repurchased	—	—	—	—	—	—	—	—	(62,806)	—	(62,806)
Remeasurement of redeemable Class A units	—	11,291	—	—	—	—	—	—	(11,291)	—	(11,291)
Class B units repurchased	—	—	—	—	—	—	—	—	(5,753)	—	(5,753)
Equity-based compensation	—	—	3,594	—	—	—	—	—	—	—	3,594
Distributions to QLH’s members	—	—	—	—	—	—	—	—	(95,640)	—	(95,640)
Net income	—	—	—	—	—	—	—	—	17,820	—	17,820
Balance at December 31, 2019	284,211	$74,097	$79,547	—	$—	—	$—	$—	$(193,143)	$—	$(113,596)
Remeasurement of redeemable Class A units	—	106,969	—	—	—	—	—	—	(106,969)	—	(106,969)
Class B units repurchased	—	—	—	—	—	—	—	—	(2,244)	—	(2,244)
Equity-based compensation	—	—	5,571	—	—	—	—	—	—	—	5,571
Distributions to QLH’s members	—	—	—	—	—	—	—	—	(131,417)	—	(131,417)
Net income before Reorganization Transactions	—	—	—	—	—	—	—	—	19,166	—	19,166
Effect of Reorganization transactions	(284,211)	(181,066)	(85,118)	26,141,535	261	30,308,492	303	370,304	—	(79,735)	206,015
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(16,354)	—	—	(16,354)
Issuance of Class A common stock, net of issuance costs	—	—	—	7,027,606	71	—	—	111,881	—	—	111,952
Repurchase of Class B common stock	—	—	—	—	—	(4,772,449)	(48)	(96,858)	—	12,538	(84,368)
Vesting of restricted stock units	—	—	—	230,047	2	—	—	(2)	—	—	—
Equity- based compensation	—	—	—	—	—	—	—	19,875	—	90	19,965
Forfeiture of equity awards	—	—	—	(28,132)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	—	—	—	(4,235)	—	—	(4,235)
Net (loss) after Reorganization Transactions	—	—	—	—	—	—	—	—	(4,366)	(4,238)	(8,604)
Balance at December 31, 2020	—	$—	$—	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Distributions to QLH’s members	—	—	—	—	—	—	—	—	(228)	—	(228)
Exchange of non-controlling interest for Class A common stock	—	—	—	5,850,053	58	(5,850,053)	(58)	(16,701)	—	16,701	—
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	6,351	—	—	6,351
Vesting of restricted stock units	—	—	—	1,827,225	19	—	—	(19)	—	—	—
Equity- based compensation	—	—	—	—	—	—	—	45,173	—	541	45,714
Forfeiture of equity awards	—	—	—	(78,382)	(1)	(64,075)	(1)	(183)	—	184	(1)
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	—	—	—	(3,382)	—	—	(3,382)
Tax impact of changes in investment in partnership	—	—	—	—	—	—	—	3,683	—	—	3,683
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(110)	(110)
Net (loss)	—	—	—	—	—	—	—	—	(5,275)	(3,200)	(8,475)
Balance at December 31, 2021	—	$—	$—	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash Flows from operating activities
Net (loss) income	$(8,475)	$10,562	$17,820
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash equity-based compensation expense	45,713	24,745	2,308
Non-cash lease expense	594	—	—
Depreciation expense on property and equipment	369	289	272
Amortization of intangible assets	2,984	3,201	5,381
Amortization of deferred debt issuance costs	1,182	1,228	665
Loss on extinguishment of debt	—	1,998	—
Credit losses	143	526	354
Deferred taxes	919	(545)	—
Tax receivables agreement liability related adjustments	911	413	—
Changes in operating assets and liabilities:
Accounts receivable	20,058	(40,809)	(19,216)
Prepaid expenses and other current assets	(2,703)	(6,482)	(162)
Other assets	500	(4,375)	—
Accounts payable	(36,476)	57,793	13,441
Accrued expenses	2,902	2,866	1,280
Net cash provided by operating activities	$28,621	$51,410	$22,143
Cash flows from investing activities
Purchases of property and equipment	(650)	(296)	(146)
Acquisition of intangible assets	—	—	(148)
Purchase of cost method investment	—	(10,000)	—
Net cash (used in) investing activities	$(650)	$(10,296)	$(294)
Cash flows from financing activities
Proceeds received from:
Proceeds from issuance of Class A common stock, net of underwriter commission	—	124,179	—
Issuance of long-term debt	190,000	210,000	100,000
Revolving line of credit	—	7,500	—
Member contributions	—	—	62,806
Payments made for:
Repayments on revolving line of credit	—	(7,500)	—
Repayments on long-term debt	(186,375)	(123,648)	(15,073)
Debt issuance costs	(866)	(4,467)	(2,303)
Repurchase of Class B units at QLH up to fair value	—	(1,453)	(4,467)
IPO costs to third parties	—	(12,227)	—
Shares withheld for taxes on vesting of restricted stock units	(3,382)	(4,235)	—
Repurchase of Class B common stock	—	(84,320)	—
Redemption of Class A units	—	—	(62,806)
Distributions	(338)	(131,417)	(95,640)
Net cash (used in) financing activities	$(961)	$(27,588)	$(17,483)
Net increase in cash and cash equivalents	27,010	13,526	4,366
Cash and cash equivalents, beginning of period	23,554	10,028	5,662
Cash and cash equivalents, end of period	$50,564	$23,554	$10,028

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,600	$6,040	$6,399
Redemption of Class B units of QLH in excess of fair value	$—	$791	$1,286
Income Taxes	$307	$—	$—
Non-cash Investing and Financing Activities:
Establishment of liabilities under the tax receivables agreement in connection with the Reorganization Transactions	$(61,834)	$(22,085)	$—
Establishment of tax indemnification receivable in connection with the Reorganization Transactions	$1,196	$(1,835)	$—
Establishment of deferred tax assets in connection with the Reorganization Transactions	$(68,185)	$(31,068)	$—
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
Organization and Initial Public Offering
MediaAlpha, Inc. was incorporated as a Delaware corporation on July 9, 2020 in contemplation of an initial public offering (“IPO”). Following a series of reorganization transactions, MediaAlpha, Inc. serves as the ultimate holding company, by and through its wholly owned subsidiary Guilford Holdings, Inc. (“Intermediate Holdco”), of QL Holdings LLC (“QLH”) and its subsidiaries. QLH was formed on March 7, 2014 as a Delaware limited liability company.
On October 30, 2020, the Company completed its IPO and sold 7,027,606 shares of Class A Common Stock at a public offering price of $19.00 per share, which includes 769,104 shares sold in connection with the full exercise of the underwriter’s option to purchase additional shares. The Company received $124.2 million, net of underwriting discounts and commissions.
In connection with the completion of the IPO, the Company completed a series of reorganization transactions (“Reorganization Transactions”) pursuant to a reorganization agreement by and among MediaAlpha, Inc., Intermediate Holdco, QLH, and certain other parties. The Reorganization Transactions included the following:
•the amendment and restatement of the articles of incorporation and bylaws of Parent Company (the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws) pursuant to which the Company amended and restated its certificate of incorporation to authorize two classes of common stock, Class A common stock and Class B common stock;
•the amendment and restatement of QLH’s limited liability company agreement (the Fourth Amended and Restated Limited Liability Agreement of QLH) to, among other things, convert legacy Class A units of QLH held by Intermediate Holdco into voting, managing member Class A-1 units and to convert all other legacy Class A and Class B units held by Insignia, the Senior Executives and Legacy Profit Interests Holders into non-managing member, non-voting Class B-1 units of QLH;
•the contribution by White Mountains Capital, Inc. of Intermediate Holdco to Parent Company in exchange for 24,142,096 shares of Class A common stock of Parent Company; and
•the issuance of 30,308,492 shares of Class B common stock to Insignia, Senior Executives and the Legacy Profit Interests Holders, and the issuance of 1,999,439 shares of Class A common stock to the Legacy Profit Interests Holders.
As a result, MediaAlpha, Inc., through Intermediate Holdco, is the sole managing member of QLH and consolidates the financial results of QLH and its subsidiaries and reports a non-controlling interest related to the portion of Class B-1 Units not owned by MediaAlpha, Inc. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.
Exchange Agreement
On October 27, 2020, the Company entered into an exchange agreement with Insignia and the Senior Executives, which each hold Class B common stock. Pursuant to and subject to the terms of the exchange agreement and the fourth amended and restated limited liability company agreement of QLH, holders of Class B common stock, from time to time, may exchange one Class B share, together with a corresponding Class B-1 unit, for one share of the Company’s Class A common stock (or, at the Company’s election, cash of an equivalent value) (“Exchange”).
The Company has reserved for issuance of 19,621,915 shares of Class A common stock for potential exchange in the future for Class B-1 units, which equals the aggregate number of shares of Class B common stock outstanding. Exchange of the

Class B-1 units and Class B common stock is at the unit holder’s discretion and the exchange does not have fixed or determinable dates or prices.
Tax Receivables Agreement
In connection with the IPO, the Company entered into a tax receivables agreement (“TRA”) with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives 85% of the cash savings, if any, in U.S. federal, state and local income tax the Company realizes (or is deemed to realize) as a result of (i) any increases in tax basis following the purchase (through Intermediate Holdco) of Class B-1 units from certain unitholders in connection with the IPO, as well as any exchanges subsequent to the IPO and future exchanges described above; (ii) the pre-IPO leveraged distribution and actual or deemed other distributions by QLH to its members that result in tax basis adjustments to the assets of QLH, and (iii) certain other tax benefits attributable to payments under the TRA itself.
The TRA also requires the Company to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to the payment obligations under the TRA.
Impact of COVID-19
The COVID-19 pandemic continues to impact the United States and many countries around the world as new strains of the virus are found. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as result of the pandemic, and management is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in these consolidated financial statements. The Company continues to monitor the potential impact of the COVID-19 pandemic on its business, results of operations and financial condition. The Company's Travel vertical has experienced a decline in revenue compared with pre-COVID-19 levels, and although management does not believe the situation will materially impact the Company's liquidity or capital position, management does not expect revenue from the travel vertical to recover fully in the foreseeable future. In addition, during the second half of 2021, supply chain disruptions and cost increases caused by the pandemic contributed to higher-than-expected property and casualty insurance claims costs, which has led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from the Company’s P&C vertical.
The extent to which the COVID-19 pandemic will further impact the Company's business, results of operations and financial condition will depend on future developments that is uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.
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
As discussed in Note 1, as a result of the IPO and Reorganization, MediaAlpha, Inc., through Intermediate Holdco, is the sole managing member of QLH and consolidates the financial results of QLH and its subsidiaries and reports a non-controlling interest related to the portion of Class B-1 Units not owned by MediaAlpha, Inc., which reduces net income attributable to holders of MediaAlpha Inc.’s Class A common stock. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, valuation of goodwill and long-lived assets for impairment, inputs into the valuation of equity-based compensation related to QLH Class B Units, inputs into calculating the incremental borrowing rate, estimates of deferred tax assets related to the step-up in basis under the TRA, and the related liability under the TRA. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, asset recoverability, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on the Company’s customers and markets. The Company has made estimates of the impact of COVID-19 within the consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Revenue recognition
The Company generates revenue by delivering qualified calls, leads and click transactions (“Consumer Referrals”) to its buyer customers who acquire Consumer Referrals (“customers” or “buyers”) on its technology platform.
The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), as issued by the Financial Accounting Standards Board (“FASB”), which governs how the Company recognizes revenue derived from the Consumer Referrals. The Company recognizes revenue when the Company transfers Consumer Referrals to its buyers in an amount that reflects the consideration to which the Company is entitled. The Company recognizes revenue pursuant to the framework contained in ASC 606: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies the performance obligations.
The Company’s executed agreements create a valid and enforceable contract with its customers for the delivery of Consumer Referrals to the buyer or an enforceable service contract with its customers. Generally, the Company’s contracts with buyers specify a period of time covered and a budget governing spend limits. Many of the Company’s agreements with its partners have no fixed term and are cancellable upon 30 or 60 days’ notice without penalty. As a result, the transaction price for the delivery of each Consumer Referral is determined and recorded in real time and no estimation of variable consideration or future consideration is required. The transaction with the Company’s customer is for the delivery of Consumer Referrals.
The Company has assessed the services promised in its contracts with customers and has identified one performance obligation, which is the delivery of Consumer Referrals that meet its customers’ specifications.
Consumer Referral transactions are summarized as follows:
•Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement, presented subsequent to a consumer search (e.g. auto insurance quote search or health insurance quote search).
•Call revenue is earned and recognized when a consumer transfers to a call buyer and remains engaged for a requisite duration of time, as specified by each buyer.
•Lead revenue is recognized when the Company delivers data leads to a buyer. Data leads are generated through insurance carriers or insurance-focused research destination websites who make the data leads available to buy through the Company’s platform or when users complete a full quote request on the Company’s proprietary websites. Delivery occurs at the time of lead transfer.
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

In the Company’s Open Marketplace transactions, the Company has control over the Consumer Referrals that are sold to buyers. In these arrangements, the Company has separate agreements with its customers and suppliers (or “supply partners” or “sellers”). Suppliers are neither party to the contractual arrangements with the Company’s customers, nor are the suppliers the beneficiaries of the Company’s customer agreements. The Company earns fees from its customers and separately pays internet search companies to drive consumers to the Company’s proprietary websites. The Company is the principal in the Open Marketplace transactions. As a result, the fees paid by its customers are recognized as revenue and the fees paid to its suppliers are included in cost of revenue.
With respect to the Company’s Private Marketplace transactions, buyers and supply partners contract with one another directly and leverage the Company’s platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them through the Company’s platform. The Company charges a platform fee on the Consumer Referrals transacted. The Company acts as an agent in the Private Marketplace transactions and recognizes revenue for the platform fee received. The Company recognizes revenue concurrent with Consumer Referral transactions that are facilitated by the platform. There are no separate payments made by the Company to supply partners in the Company’s Private Marketplace transactions. The Company has elected to exclude sales tax from revenue as permitted by ASC 606-10.
Cash and cash equivalents
Cash and cash equivalents consist entirely of cash deposits.
Accounts receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Accounts receivable are stated at amounts due from customers. The Company reviews accounts receivable on a periodic basis and determines an allowance for credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging and any customer disputes that may impact the level of future credit losses. The Company writes off outstanding accounts receivable against the allowance when the Company has exhausted all collection efforts and the potential recovery is considered remote. Payments subsequently received on such receivables are credited to the allowance for credit losses.
The Company maintained an allowance for credit losses of $0.6 million as of December 31, 2021 and $0.4 million as of December 31, 2020.
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
The Company’s accounts receivable, which are unsecured, may expose it to credit risk based on their collectability. The Company controls credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivables, and recording allowances for credit losses.
Customer concentrations consisted of two customers that collectively accounted for approximately $171 million, or 27%, of revenue for the year ended December 31, 2021, and one customer that accounted for approximately $132 million, or 23%, of revenue for the year ended December 31, 2020. The Company’s largest customer accounted for approximately $7 million, or 10%, of the Company’s accounts receivable as of December 31, 2021, compared with the Company’s two largest customers that collectively accounted for approximately $33 million, or 35%, as of December 31, 2020.
The Company’s supplier concentration can expose the Company to business risks. For the year ended December 31, 2021, supplier concentrations consisted of one supplier that accounted for approximately $55 million, or 10%, of total purchases, compared with approximately $60 million, or 11%, for the year ended December 31, 2020. The Company’s two largest suppliers collectively accounted for approximately $21 million, or 34%, of the Company’s total accounts payable as of December 31, 2021, compared with approximately $25 million, or 25%, as of December 31, 2020.

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
Internal-use software development and cloud computing arrangement implementation costs
The Company capitalizes qualifying costs incurred in connection with developing internal use software. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects, and external direct costs of materials and services consumed in developing or obtaining the software. Costs incurred in the application and development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software is ready for its intended purpose.
Software development costs that do not qualify for capitalization are expensed as incurred and recorded in product development expenses in the consolidated statements of operations. Amortization expense for capitalized internal-use software development costs is calculated using the straight-line method over the estimated useful life of the software, which is approximately three years.
The Company also capitalizes qualifying implementation costs under cloud computing arrangements (“CCA”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development cost. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract on a straight-line basis.
The Company did not capitalize any costs during year ended December 31, 2021 and 2020, as costs incurred on development of new features and functionality and any implementation costs under CCA were insignificant.
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
Leases
ASC Topic 842
The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) effective from January 1, 2021 using the optional transition approach by applying the new standard to all leases existing at the date of initial application and prior periods were not restated, In addition, the Company elected the package of transitional practical expedients. Results and disclosure requirements for reporting periods beginning after January 1, 2021 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets are included within other assets and operating lease liabilities are included within accrued expenses and other long-term liabilities on the Company’s consolidated balance sheet.
The Company also elected the practical expedient to not separate lease and non-lease components for all leases. Lease payments consist of the fixed payments under the arrangements. Variable costs, such as maintenance, utilities, insurance, real estate taxes or other costs based on actual usage, are not included in the measurement of ROU assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of the Company’s leases is not determinable, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The Company generally uses the non-cancellable lease term when recognizing the right-of-use assets and lease liabilities unless it is reasonably certain that a renewal option or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component.
The Company elected to not recognize ROU assets and lease liabilities that arise from short-term leases. Leases with a term of twelve months or less are considered as short-term leases. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.
ASC Topic 840
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
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test or bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test . If the Company performs a qualitative assessment it is required to perform a goodwill impairment test only if it concludes that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. Should this be the case or if the Company decides to proceed directly to the goodwill impairment test, the Company identifies whether a potential impairment exists by comparing the estimated fair value of the reporting unit with the carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company completed its annual goodwill impairment test as of October 1, 2021 and no impairment was recorded.
Finite-lived intangible assets include technology and intellectual property, customer relationships, costs to acquire third-party publishers, non-compete agreements and domain names stated net of accumulated amortization or impairment charges. These assets are amortized over their estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized. The amortization periods range from 2 years to 10 years. For the years ended December 31, 2021 and 2020, there were no impairments recognized for intangible assets.

During the three months ended September 30, 2021, the Company had assessed the indicators of goodwill impairment and determined a triggering event had occurred including a sustained decline in the Company's share price and a decline in the Company's forecasted revenue and profitability for the year ending December 31, 2021. The fair value of the entity, which was determined based on market capitalization as of September 30, 2021, significantly exceeded its carrying value, and goodwill was determined not to be impaired. In connection with identifying a triggering event for goodwill impairment, the Company also identified indicators of impairment associated with its long-lived assets and finite lived intangible assets based on its qualitative assessment, which required the Company to complete an interim quantitative assessment. The Company performed an undiscounted cash flow test and determined that the fair value of the asset group significantly exceeded the carrying value as of September 30, 2021 and so its long-lived assets and finite lived intangibles assets were not impaired.
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
For the years ended December 31, 2021 and 2020, there were no impairments recognized for long-lived assets.
Accounts payable
Accounts payable are obligations to pay for goods or services that have been acquired in the ordinary course of business. Accounts payable are recognized initially at their settlement value and are classified as current liabilities if payment is due within one year or less. Accounts payable as of December 31, 2021 and 2020 consist of payments to suppliers and costs to acquire traffic from search engines.
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
Deferred initial public offering costs
Deferred offering costs are capitalized, and consist of legal, consulting, banking, and accounting fees directly attributable to the IPO. For the year ended December 31, 2020, the Company reclassified $12.2 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO. The Company did not reclassify any IPO offering costs in the years ended December 31, 2021 or 2019. As of December 31, 2021 and 2020, no offering costs were deferred on the consolidated balance sheets.
Equity-based compensation
The Company incurs equity-based compensation expense from restricted stock units (“RSUs”) and the unvested Restricted Class A shares and QLH Restricted Class B-1 units that are more fully described in Note 9- Equity based compensation. Equity awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date and not subsequently remeasured unless modified. For awards subject to service conditions only, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. The recognition period for these expenses begins at either the applicable service inception date or grant date and continues throughout the requisite service period. The grant date fair value of RSUs is determined using the market closing price of Class A common stock on the date of grant. The Company accounts for forfeitures as they occur.
Prior to the IPO, the Company maintained a QLH Class B Restricted Unit Plan (the “QLH Plan”), whereby QLH had the authority to issue units in the form of profits interests to directors, employees, managers, independent contractors, and advisors of QLH and its subsidiaries upon approval of the Board of Directors. The Class B units were equity-classified share-

based payments and were recognized utilizing the straight-line method. The fair value of the QLH Class B profits interests was determined on the grant date using the option pricing model. As per the original award terms, all unvested Profit Interest Units on the IPO date were exchanged into QLH Class B-1 units, which when vested, together with Class B common stock are exchangeable for Class A common stock. The awards are no longer in the form of profits interests post-IPO.
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
Related Party Transactions
The Company considers (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s executive officers as determined by its Board of Directors, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company as related parties.
Prior to the IPO, Members’ equity, specifically the legacy Class A and Class B units in QLH, was held by related parties and subsequent to the IPO, certain of the Company’s executive officers and Insignia hold Class B common stock and Class B-1 units and accordingly certain transactions recorded in members’ equity and non-controlling interest, respectively in the consolidated statements of redeemable Class A units, members’ equity (deficit), and stockholders’ equity (deficit) are considered related party transactions.
The Company is also party to the TRA under which it is contractually committed to pay the holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. No payments were made pursuant to the TRA during the years ended December 31, 2021 and 2020.
The Company also recognized amount reimbursable to White Mountains related to settlement of federal and state income tax refunds for periods prior to the Reorganization Transactions of $2.3 million as of December 31, 2021 and a receivable of $0.5 million as of December 31, 2020, respectively.
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

The carrying values of the Company’s accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. Although market quotes for the fair value of long-term debt related to the Company’s revolving line of credit and term loan are not readily available, the Company believes its carrying value approximates fair value because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, without any penalty.
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
Cost of revenue
The Company’s cost of revenue is comprised primarily of payments to suppliers and traffic acquisition costs paid to top tier search engines as well as telephony infrastructure costs, internet and hosting, merchant fees, salaries and related expenses, equity-based compensation and other expenses.
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
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized on the consolidated statement of operations in the period in which the enactment date occurs. The Company records valuation allowances against its deferred tax assets when they are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
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
In accordance with the guidance released by FASB on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act, the Company accounts for GILTI using the period cost method.
Tax Receivables Agreement
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income, to support realization and (ii) the tax laws and rates, including state apportionment, applicable at the time of each Exchange. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from it’s estimates, which could impact the timing of payments under the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA, (ii) applying a blended tax rate to the tax attributes, and (iii) calculating the iterative impact. The blended tax rate consists of the U.S. federal statutory corporate income tax rate and an assumed combined state and local income tax rate driven by future estimated apportionment factors and statutory corporate income tax rates applicable to each state. If the Company determines in the future that it will not be able to fully utilize all or part of the related tax benefits, the Company would reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit in the consolidated statements of operations. Subsequent changes to the measurement of the TRA liability are recognized within other expense, net in the consolidated statement of operations. TRA Payments expected to be paid within the next 12 months are classified as current and included within accrued expense on the Consolidated Balance Sheets.
Non-controlling interest
In connection with the Reorganization Transactions, the Company through Intermediate Holdco became, the sole managing member of QLH and as a result consolidates the results of operations of QLH. Intermediate Holdco directly owns Class A-1 units and the holders of Class B-1 units represent the non-controlling interests. In accordance with the QLH’s limited liability company agreement, the Company allocates the share of net income (loss) to the non-controlling interests pro-rata to their holdings at a point in time. Changes in the Company’s ownership interest in QLH, due to redemptions or exchanges, while retaining a controlling interest are accounted for as equity transactions and accounted for as a reduction in the amount recorded as non-controlling interest and increase in additional paid-in capital.
Earnings (Loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to MediaAlpha, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. The Company’s Class B common stock are excluded as it represents the voting rights of the legacy QLH holders and have no economic rights at MediaAlpha, Inc. Diluted earnings (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Reorganization Transaction including Class B-1 units and Class A restricted shares that are convertible into Class A common stock and RSUs. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
Net (loss) per share for the year ended December 31, 2020 is presented for the two-month period between the IPO of October 27, 2020 and the year ended December 31, 2020. Prior to the IPO the QLH membership structure consisted of Class A Units and Class B Units. MediaAlpha, Inc.’s current capital structure is not reflective of the capital structure of QLH prior to the Reorganization Transactions. Therefore, net (loss) per share has not been presented for the portion of the fiscal year ended prior to the completion of the Reorganization Transactions, or for the year ended December 31, 2019.
Comprehensive Income
For the year ended December 31, 2021, 2020, and 2019, the Company did not have any differences between its net income and comprehensive income.
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
The ROU assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. ASU 2016-2 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11 which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-5 that deferred the effective date for non-public entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. For public business entities the new guidance was effective for fiscal years beginning after December 15, 2018. The Company adopted this accounting guidance with its annual reporting for its fiscal year ending December 31, 2021, as it is designated a large accelerated filer as of that date, and did not have a material impact on the Company's consolidated financial statements.
The Company adopted this guidance using the optional transition method permitted by ASU 2018-11 and prior periods were not restated. In addition, the Company has elected the package of transitional practical expedients that permits it not to reassess its prior conclusions regarding the identification, classification and initial direct costs related to leases commencing before the effective date of Topic 842. The Company did not use hindsight during the transition. The new lease accounting standard also provides practical expedients for an entity’s ongoing accounting. The Company made an accounting policy election to not recognize ROU assets and lease liabilities that arise from short-term leases. The Company also elected to use the practical expedient to not separate lease and non-lease components for all leases. Upon adoption, as of January 1, 2021 the Company recorded ROU assets of $2.7 million within other assets and lease liabilities of $3.1 million within accrued expenses and other long-term liabilities on the Company’s consolidated balance sheet.
Recently issued not yet adopted accounting pronouncements
In March 2020 and January 2021, the FASB issued ASU No.  2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-4 and ASU 2021-1 on its consolidated financial statements.
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
3. Disaggregation of revenue
The following table shows the Company's revenue disaggregated by transaction model:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Open Marketplace transactions	$627,705	$573,242	$399,945
Private Marketplace transactions	17,569	11,572	8,060
Revenue	$645,274	$584,814	$408,005
The following table shows the Company's revenue disaggregated by product vertical:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Property & casualty insurance	$417,715	$397,710	$219,467
Health insurance	176,459	139,796	104,261
Life insurance	28,586	30,313	33,012
Other	22,514	16,995	51,265
Revenue	$645,274	$584,814	$408,005
4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	December 31, 2021				December 31, 2020
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	120	$25,040	$(12,730)	$12,310	$25,040	$(10,016)	$15,024
Non-compete agreements	60	303	(268)	35	303	(211)	92
Domain names	60	1,224	(1,002)	222	1,224	(789)	435
Intangible assets		$26,567	$(14,000)	$12,567	$26,567	$(11,016)	$15,551
Goodwill	Indefinite	$18,402	$—	$18,402	$18,402	$—	$18,402
Amortization expense related to intangible assets amounted to $3.0 million, $3.2 million, and $5.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table presents the change in goodwill and intangible assets:

	December 31, 2021		December 31, 2020
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$18,402	$15,551	$18,402	$18,752
Amortization	—	(2,984)	—	(3,201)
Ending balance	$18,402	$12,567	$18,402	$15,551

As of December 31, 2021, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2022	$2,730
2023	2,388
2024	2,211
2025	2,028
2026	1,880
Thereafter	1,330
$12,567
5. Accrued expenses
Accrued expenses consisted of:

	As of
	December 31, 2021	December 31, 2020
(in thousands)
Accrued expenses
Accrued payroll and related expenses	$5,030	$6,686
Accrued operating expenses	1,103	1,545
Other accrued expenses	7,583	975
Total accrued expenses	$13,716	$9,206
6. Long-term debt
Credit facility
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
The 2021 Credit Facilities are collateralized by substantially all of the Company’s assets and contain certain financial and non-financial covenants. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the 2021 Credit Facilities). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. The Amended Credit Agreement contains customary affirmative and negative covenants and default provisions. As of December 31, 2021, the Company was in compliance with all covenants.

Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility will amortize quarterly, beginning on the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made.
The 2021 Term Loan Facility was treated as a debt modification and the Company capitalized $0.6 million of deferred financing costs classified within the current portion of long-term debt and long-term debt, net of current portion on the consolidated balance sheet and are amortized over the term of the 2021 Term Loan Facility. Third -party costs allocated to the 2021 Term Loan facility were recorded as other expense, net in the consolidated statement of operations. Third party costs and fees paid to lender allocated to the 2021 Revolving Credit Facility of $0.2 million were capitalized and classified within prepaid expenses and other current assets on the consolidated balance sheet and are amortized over the term of the 2021 Revolving Credit Facility.
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
The 2020 Credit Facilities bore interest at a variable rate based upon, at the Company’s option, a per annum rate of either the Alternate Base Rate (“ABR”) or Adjusted LIBO Rate, plus an Applicable Rate (“ABR Borrowings” and “Eurodollar Borrowings”).  The ABR was defined as a fluctuating interest rate equal to the greatest of (a) the U.S. Prime Rate published by the Wall Street Journal, (b) the NYFRB Rate plus 0.50% and (c) the Adjusted LIBO Rate for a one-month interest period plus 1.00%, with a floor of 1.50%.  The minimum ABR was 1.50%, and the minimum Adjusted LIBO Rate was 0.50%.  The Applicable Rate ranged between 2.25% and 2.75% for ABR Borrowings and between 3.25% and 3.75% for Eurodollar borrowings based on the Company maintaining certain leverage ratios.
The 2020 Credit Facilities were collateralized by substantially all of the Company’s assets and contained certain financial and non-financial covenants. The financial covenants included a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the 2020 Credit Facilities). Non-financial covenants included restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens.
The 2020 Credit Facilities had a maturity date of September 22, 2023, and quarterly principal repayments of $2.6 million under the 2020 Term Loan Facility, were due on the first business day following the last day of each March, June, September and December, beginning with December 31, 2020. Additionally, the 2020 Term Loan Facility required a mandatory debt repayment based on an excess cash flow calculation performed annually. The percentage of excess cash flow to be repaid declined based on the Consolidated Total Net Leverage Ratio.
On December 1, 2020, the Company prepaid $23.6 million of the 2020 Term Loan Facility pursuant to the contractual repayment option, without a penalty (the “Prepayment”).
During the year ended December 31, 2020, the Company recognized a loss on extinguishment of the 2019 Credit Facilities of $2.0 million, which has been recorded within other expenses, net on the consolidated statement of operations.
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
On June 12, 2019, the Company executed an amendment to the 2019 Credit Facilities to include City National Bank as a lender. Monroe Capital assigned $25.0 million of the 2019 Term Loan Facility and the entire $5.0 million of the 2019 Revolving Credit Facility to City National Bank. In connection with the assignment of the debt, the applicable margin on borrowings was reduced from LIBOR plus 5.50% to LIBOR plus 4.85% and the Company incurred $0.2 million of debt issuance costs. This amendment was accounted for as a modification to the 2019 Credit Facilities.

Long-term debt consisted of the following:

	As of
(in thousands)	December 31, 2021	December 31, 2020
2021 Term Loan	$190,000	$—
2020 Term Loan	—	186,375
Debt issuance costs	(3,201)	(3,707)
Total debt	$186,799	$182,668
Less: current portion, net of debt issuance cost of $770	(8,730)	—
Total long-term debt	$178,069	$182,668
As of December 31, 2021 and December 31, 2020, the Company had no outstanding amounts drawn on the 2021 and 2020 Revolving Credit Facility, respectively.
The expected future principal payments for all borrowings as of December 31, 2021 is as follows (in thousands):

(in thousands)	Contractual maturity
2022	$9,500
2023	9,500
2024	9,500
2025	9,500
2026	152,000
Debt and issuance costs	190,000
Unamortized debt issuance costs	(3,201)
Total debt	$186,799
The Company incurred interest expense of $7.8 million, $7.9 million, and $7.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Included in interest expense is $1.2 million, $1.2 million, and $0.7 million of amortization of debt issuance costs for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, unamortized deferred debt issuance costs amounted to $3.2 million and $3.7 million, respectively. Accrued interest was $1.7 million as of December 31, 2021 and $0.7 million as of December 31, 2020, respectively and is included within accrued expenses on the consolidated balance sheets.
The carrying amount of the current and long-term debt under the 2021 Term Loan Facilities approximates the fair values thereof as the borrowings have a variable interest rate structure with no prepayment penalties and are classified within the Level 2 hierarchy.
7. Commitments and contingencies
Litigation
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company's consolidated financial position, results of operations, and cash flows. As of December 31, 2021, and 2020, the Company did not have any contingency reserves established for any litigation liabilities.
8. Redeemable Class A units, Members’ Equity (Deficit), and Stockholders’ Equity (Deficit)
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the Company amended and restated its certificate of incorporation to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.01 per share; (ii) authorization of 100,000,000 shares of Class B common stock with a par value of $0.01 per share; and (iii) authorization of 50,000,000 shares of preferred stock par value $0.01 per share. Holders of Class A and Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law.
Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock are issuable only in connection with the corresponding issuance of an equal number of Class B-1 units. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the Class B-1 unit and the number of shares of Class B common stock held by the non-controlling interest holders. Shares of Class B common stock are transferable only together with an equal number of Class B-1 units. Each share of Class B common stock will be redeemed and canceled by us if the holder exchanges one Class B-1 unit, together with the corresponding share of Class B common stock, for one share of Class A common stock (or, at the Company’s election, cash of an equivalent value).
The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of Class A-1 unit owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Initial public offering
As discussed in Note 1, on October 30, 2020 the Company completed its IPO and sold 7,027,606 shares of Class A Common Stock at a public offering price of $19.00 per share, which includes 769,104 shares sold in connection with the full exercise of the underwriter’s option to purchase additional shares. The Company received $124.2 million, net of underwriting discounts and commissions, which was used in part to repurchase 4,772,449 Class B-1 units from the Selling Class B-1 Unit Holders. Immediately following the completion of the IPO, there were 25,536,043 shares of Class B common stock outstanding, equivalent to all but 41,620 Class B-1 units not held by the Company, representing an approximately 43.5% ownership interest in QLH.
MediaAlpha, Inc. contributed (i) $84.3 million of the net proceeds to Intermediate Holdco for Intermediate Holdco to repurchase 4,772,449 Class B-1 units (which Class B-1 units were converted into Class A-1 units) and (ii) $23.6 million of the net proceeds to Intermediate Holdco for further contribution to QLH, and in turn to QuoteLab, LLC, to repay outstanding borrowings under the 2020 Term Loan Facility. The remaining net proceeds of $16.3 million were contributed to Intermediate Holdco for further contribution to QLH and QuoteLab, LLC to pay for costs associated with the offering and to use for working capital, capital expenditures and general corporate purposes.
QL Holdings Recapitalization
As discussed in Note 1, the Fourth Amended and Restated Limited Liability Agreement of QLH, among other things, recapitalized the Class A units held by Intermediate Holdco, to voting, managing member Class A-1 units and recapitalized all other legacy Class A units and Class B units into non-voting, non-managing member, Class B-1 units. After the contribution of Intermediate Holdco to MediaAlpha, Inc., the Company became the sole voting member of QLH, by and through Intermediate Holdco, and controls the management of QLH.
Redeemable Class A Units
As discussed in Note 1, in connection with the Reorganization Transactions, QLH’s limited liability company agreement was amended and restated to, among other things, effectuate the conversion of 284,221 redeemable convertible preferred units into Class B-1 Units. Prior to the Reorganization Transactions, QLH’s Class A units that were held by Insignia featured a redemption right that was considered to be outside of the Company’s control.
The Company considered these Class A units, subject to possible redemption, in accordance with the guidance in FASB ASC 480 - Distinguishing Liabilities from Equity. Conditionally redeemable Class A units (including Class A units that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within QLH’s control) are classified as temporary equity. As of December 31, 2019, 284,211 units of the 1,136,842 outstanding Class A units were classified outside of permanent equity.
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
9. Equity-based compensation plans
A summary of equity-based compensation cost recognized during the year ended December 31, 2021, 2020, and 2019 is as follows:

(in thousands)	2021	2020	2019
QLH Class B Profit Interests units	$—	$5,556	$3,594
QLH restricted Class B-1 units	541	90	—
Restricted Class A shares	1,088	211	—
Restricted stock units	44,084	19,679	—
Equity-based compensation expense	$45,713	$25,536	$3,594

Total income tax benefit recognized related to equity-based compensation	$6,328	$3,088	$—
Equity-based compensation cost is allocated to the following expense categories in the consolidated statements of operations during the year ended December 31, 2021, 2020 and 2019 as follows:

(in thousands)	2021	2020	2019
Cost of revenue	$1,665	$2,809	$181
Sales and marketing	7,724	6,544	1,384
Product development	6,440	4,722	532
General and administrative	29,884	11,461	1,497
Total equity-based compensation	$45,713	$25,536	$3,594
No compensation cost was capitalized during the year ended December 31, 2021, 2020, and 2019.
QLH Class B Profits Interests
Prior to the IPO, the Company maintained a QLH Class B Restricted Unit Plan (the “QLH Plan”), whereby QLH had the authority to issue up to 177,300 Class B units in the form of profits interests to directors, employees, managers, independent contractors, and advisors of QLH and its subsidiaries upon approval of the Board of Directors. The QLH Class B units granted to employees were generally subject to a four-year vesting period, whereby the awards become 25% vested on the first anniversary of the vesting commencement date and then vest ratably on a monthly basis thereafter through the end of the vesting period. The Class B units are equity-classified share-based payments and were recognized utilizing the straight-line method.
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

A summary of Class B Unit activity for fiscal years 2020 and 2019 is as follows:

	Number of Units	Weighted - average grant-date fair value	Aggregate Intrinsic Value (in thousands)
QLH Class B units
Outstanding as of January 1, 2019	98,090	$45.25	$22,244
Granted	100,738	71.69
Repurchased	(31,799)	44.61
Forfeited	(3,229)	46.09
Settled or cancelled	—	—
Outstanding as of December 31, 2019	163,800	$61.62	$28,622
Granted	25,500	105.85
Repurchased	(8,568)	51.03
Forfeited	(3,432)	74.22
Settled or cancelled(1)	(177,300)	68.25
Outstanding as of December 31, 2020	—	$—	$—
(1)Upon the IPO and the concurrent 44-for-1 stock split, these units were exchanged for 6,470,599 QLH Class B-1 units and Company Class A shares, of which 902,847 vested shares were cash-settled at fair market value. Because all of the QLH Class B profits interests were either (1) settled or (2) cancelled and replaced upon the IPO, there were no QLH Class B units outstanding as of December 31, 2020.
The fair value of the QLH Class B profits interests was determined on the grant date using the option pricing model based on the following assumptions:

	Year ended December 31,
	2020	2019
Expected term (in years)	0.5 - 2 years	2 - 3 years
Expected volatility	70% - 88%	70% - 75%
Expected dividend yield	—	—
Risk-free interest rate	0.11% - 1.41%	1.58% - 2.19%
Discount for lack of marketability	25% - 30%	30%
For the year ended December 31, 2020 and 2019, cash used to settle redemptions of Class B units was $19.4 million and $5.8 million, respectively. Redemptions include redemptions arising in connection with the Insignia Recapitalization, optional unit repurchases by the Company following an employee’s termination of employment, and settlement of a portion of the grantee’s awards upon the IPO. During the year ended December 31, 2020 and 2019, the Company recognized $0.8 million and $1.3 million, respectively, of equity-based compensation cost for the amount by which the Class B units were redeemed in excess of fair value at the date of redemption. These amounts are included within cash flows from operating activities. During the year ended December 31, 2020 and 2019, the redemption amount which was not in excess of fair value on the date of redemption was $18.6 million and $4.5 million, respectively. Cash used to settle a portion of the awards upon the IPO was $15.9 million (net of underwriter discounts), which was included within cash flow from financing activities, as the cash payment did not exceed the fair value of the award at the date of repurchase.
QLH Restricted Class B-1 Units
Upon the IPO, senior executives and one other employee that held legacy QLH Class B profits interests received QLH Class B-1 units, which have a substantially equivalent value and which together with Company Class B shares can be exchanged for Company Class A shares when vested. The cancellation and concurrent replacement of Class B profits interests for Class B-1 units was considered a modification. The modification did not result in incremental compensation cost, as the fair value of the replacement awards, determined by using the per share price of Company Class A shares (into which QLH restricted Class B-1 units are convertible) offered to the public in connection with the IPO, did not differ from the fair value of the QLH Class B profits interests immediately before the modification. The awards that were unvested on the modification date are QLH restricted Class B-1 units and are subject to the same vesting terms as the legacy QLH Class B profits interests under the QLH Plan. Under the QLH Plan, 6,470,599 QLH Class B-1 units and Company Class A shares are authorized.

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
Grantees have made 83(b) elections under the Internal Revenue Code; therefore, the QLH Class B-1 Units are subject to gross share settlement.
A summary of unvested QLH Class B-1 unit activity for 2021 and 2020 is as follows:

	Number of Units	Weighted - average grant-date fair value
QLH Class B-1 units
Unvested and outstanding as of December 31, 2019	—	—
Granted	583,398	2.79
Vested	(53,047)	1.77
Forfeited	(5,667)	1.93
Settled or cancelled	—	—
Unvested and outstanding as of December 31, 2020	524,684	$2.90
Granted	—	—
Vested	(207,211)	2.69
Forfeited	(64,075)	5.03
Settled or cancelled	—	—
Unvested and outstanding as of December 31, 2021	253,398	$2.53
As of December 31, 2021, total unrecognized compensation cost related to unvested QLH Class B-1 units was $0.5 million, which is expected to be recognized over a weighted average period of 1.84 years. The total fair value of QLH Class B-1 units that vested during the year ended December 31, 2021, 2020, and 2019 was $6.7 million, $2.0 million, and $0, respectively.
Company Restricted Class A Shares
Upon the IPO, substantially all employees other than senior executives that held legacy QLH Class B profits interests received Company Class A shares. The cancellation and concurrent replacement of the QLH Class B profits interests for Company Class A shares was considered as a modification. The modification did not result in incremental compensation cost, as the fair value of the replacement awards, determined by using the per share price of Company Class A shares offered to the public in connection with the IPO, did not differ from the fair value of the QLH Class B profits interests immediately before the modification. The awards that were unvested on the modification date are Company restricted Class A shares and are subject to the same vesting terms as the legacy QLH Class B profits interests under the QLH Plan. Under the QLH Plan, 6,470,599 QLH Class B-1 units and Company Class A shares are authorized.
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

A summary of unvested Company Class A share activity for 2021 and 2020 is as follows:

	Number of Units	Weighted - average grant-date fair value
Restricted Class A Shares
Unvested and outstanding as of December 31, 2019	—	—
Granted	1,210,253	3.21
Vested	(120,516)	1.72
Forfeited	(28,132)	1.93
Settled or cancelled	—	—
Unvested and outstanding as of December 31, 2020	1,061,605	$3.41
Granted	—	—
Vested	(447,468)	2.87
Forfeited	(78,382)	2.19
Settled or cancelled	—	—
Unvested and outstanding as of December 31, 2021	535,755	$4.04
As of December 31, 2021, total unrecognized compensation cost related to unvested Company Class A shares was $1.9 million, which is expected to be recognized over a weighted average period of 1.80 years. The total fair value of Company restricted Class A shares that vested during fiscal 2021, 2020, and 2019 was $14.5 million, $4.5 million, and $0, respectively.
Restricted Stock Units
In October 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “Omnibus Plan”) under which the Company may grant restricted stock units and other equity-based awards to employees, directors, officers, and consultants of the Company. A total of 12,506,550 shares was initially reserved for issuance under the Omnibus Plan, and such pool is automatically increased each January 1 during the term of the Omnibus Plan by a number of shares equal to 5% of the total number of Class A shares issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase, or such lesser amount as may be determined by the Board. As of December 31, 2021, 5,142,133 Class A shares were available for future grant under the Omnibus Plan.
Each restricted stock unit represents the right to receive one share of Class A common stock. The restricted stock units granted generally vest quarterly over periods ranging from three to four years. However, the Company may also grant RSUs which vest immediately, without any future service requirement. The restricted stock units are equity-classified share-based payments, and the related cost is recognized utilizing the straight-line method.  Upon vesting of the restricted stock units, the Company generally issues new Class A shares to the participants, net of shares withheld in satisfaction of withholding taxes, except for certain executives and non-employee directors who receive gross share settlement.
The fair value of the restricted stock units is determined based on the closing market price of the Company’s Class A shares on the date of grant, with the exception of those restricted stock units granted on the IPO effective date, for which the Company used the per share price of Company Class A shares offered to the public in connection with the IPO.

A summary of unvested restricted stock unit activity for 2021 and 2020 is as follows:

	Number of Units	Weighted - average grant-date fair value
RSUs
Unvested and outstanding as of December 31, 2019	—	—
Granted	5,822,790	22.22
Vested	(339,914)	38.39
Forfeited	—	—
Settled or cancelled	—	—
Unvested and outstanding as of December 31, 2020	5,482,876	$21.22
Granted	2,002,489	21.41
Vested	(1,932,761)	22.13
Forfeited	(245,456)	23.57
Settled or cancelled	—	—
Unvested and outstanding as of December 31, 2021	5,307,148	$20.85
As of December 31, 2021, total unrecognized compensation cost related to unvested restricted stock units was $102.7 million, which is expected to be recognized over a weighted average period of 2.22 years. The total fair value of Company restricted stock units that vested during the year ended December 31, 2021, 2020, and 2019 was $70.8 million, $13.0 million, and $0, respectively.
10. Leases
The Company leases office space under non-cancellable operating leases with original lease periods expiring between 2021 and 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents amounts recorded on the consolidated balance sheet related to operating leases:

(in thousands)		December 31, 2021
Operating leases	Balance Sheet location
Right-of-Use Assets - Operating Leases	Other non-current assets	$3,514
Operating Lease Liabilities - Current	Accrued expenses	$765
Operating Lease Liabilities - Non-current	Other long-term liabilities	$3,216
The following presents the Company’s lease expense:

(in thousands)	For the year ended December 31, 2021
Operating lease cost	$749
Short-term lease cost	184
Variable lease cost	113
Total lease cost	$1,046

The following presents the Company’s supplemental cash flow information related to operating leases:

(in thousands)	For the year ended December 31, 2021
Cash paid for operating lease liabilities	$672
Right-of-use assets obtained in exchange of lease obligations	$4,108
The following presents the Company’s weighted-average remaining lease term and discount rate:

December 31, 2021
Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	4.35%
The implicit rate within each lease is not readily determinable and therefore the Company uses its incremental borrowing rate at the date of adoption for existing leases or lease commencement date to determine the present value of the lease payments. The Company determined its incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease.
Maturities of lease liabilities at December 31, 2021 were as follows:

(in thousands)	Operating Leases
Year Ended December 31,
2022	$920
2023	904
2024	908
2025	936
2026	713
Thereafter	25
Total Lease Payments	$4,406
Less Imputed Interest	(425)
Total Lease Liabilities	$3,981
At December 31, 2021, there were no leases entered into that had not yet commenced.
Future minimum lease payments under non-cancelable operating leases as classified under ASC 840 at December 31, 2020 were as follows:

(in thousands)	Rent Payments
Year Ended December 31,
2021	$747
2022	771
2023	780
2024	813
2025	838
Thereafter	652
Total	$4,601
11. Income Taxes
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc. Accordingly, the Company is not liable for income taxes on the portion of QLH’s earnings not allocated to it. The results for the year ended December 31, 2019 does not reflect income tax expense because, prior to the Reorganization Transactions, the consolidated QLH pass-through entity was not subject to corporate tax. MediaAlpha, Inc. files and pays corporate income taxes for U.S. federal and state income tax purposes and its corporate subsidiary, Skytiger Studio, Ltd., is subject to taxation in Taiwan. The Company expects this structure to remain in existence for the foreseeable future.
The components of income (loss) before income taxes includes the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States	$(9,523)	$9,048	$—
Foreign	1	247	—
Total	$(9,522)	$9,295	$—
The components of income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current income tax expense (benefit)
Federal	$(382)	$(417)	$—
State	(1,836)	(438)	—
Foreign	(42)	51	—
	$(2,260)	$(804)	$—
Deferred income tax expense (benefit)
Federal	$1,503	$(354)	$—
State	(290)	(108)	—
Foreign	—	(1)	—
	$1,213	$(463)	$—
Income tax (benefit)	$(1,047)	$(1,267)	$—
A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Loss / Income attributable to non-controlling interests and nontaxable income	(1.3)%	(33.3)%	(21.0)%
State income taxes, net of federal benefit	(9.3)%	(1.1)%	—%
Transaction costs	(5.8)%	3.4%	—%
Officers' compensation	(32.0)%	—%	—%
Indemnification asset release	(7.5)%	—%	—%
Return-to-Provision	26.0%	—%	—%
Interest and penalties	(1.6)%	—%	—%
Equity-based compensation	29.7%	—%	—%
Change in uncertain tax positions	7.2%	(3.3)%	—%
Deferred tax adjustments	9.2%	—%	—%
Change in valuation allowance	(23.9)%	—%	—%
Other	(0.7)%	(0.3)%	—%
Effective income tax rate	11.0%	(13.6)%	—%
The Company’s effective tax rate was 11.0% in 2021 and (13.6)% in 2020, in comparison to the U.S. statutory tax rate in 2021 and 2020 of 21.0%. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2021 was primarily influenced by nondeductible officer’s compensation per Section 162(m), return-to-provision adjustments, the impact of tax benefits associated with equity-based awards, and changes in valuation allowance. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2020 was primarily influenced by the fact that the Company is not liable for income taxes on the portion of QLH’s earnings that are attributable to the non-controlling interests and was not a taxable entity prior to the Reorganization Transactions.
During the three months ended December 31, 2021, the Company finalized its 2020 federal and state tax return filings and recognized certain return-to-provision benefits. In accordance with the Contribution Agreement entered into with White Mountains, any federal or state taxes refunds related to periods prior to the Reorganization Transactions are required to be refunded to White Mountains. The Company recognized a payable of $2.3 million to reflect the amounts refundable to White Mountains included within accrued expense on the consolidated balance sheets.
Details of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Investment in partnership	$81,648	$25,443
Net operating loss carryforwards and tax credits	3,007	1,906
Tax receivables agreement	20,336	5,324
Other	1,850	846
Total	$106,841	$33,519
Valuation allowance	(4,185)	(1,906)
Total deferred tax assets	$102,656	$31,613
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—
Deferred tax assets	$102,656	$31,613

During the year ended December 31, 2021, holders of Class B-1 units exchanged 5,850,053 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company recognized additional deferred tax assets of $68.2 million and $4.0 million respectively, during the year ended December 31, 2021 associated with the basis difference in its investment in QLH through additional-paid-in-capital. In connection with the Exchanges, the Company also established additional liabilities related to the TRA of $61.8 million also through additional-paid-in capital and has presented a net amount of $6.4 million within additional-paid-in-capital in its consolidated statements of redeemable class A units, members’ equity (deficit), and stockholders’ equity (deficit).
As of December 31, 2021, the Company had federal and state net operating loss carryforwards (“NOLs”) of $3.2 million and $19.2 million, respectively, of which $3.2 million and $0.3 million, respectively, have an indefinite life. The remaining state NOLs will begin to expire in 2028. As of December 31, 2021, the Company had foreign tax credit carryforwards of $1.1 million, which will begin to expire in 2029.
Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2021 and 2020, the Company recorded a $4.2 million and $1.9 million valuation allowance against deferred tax assets, respectively, related to the portion of its investment in partnership not expected to be realized in the foreseeable future and certain state NOLs and foreign tax credits as it believes it is more likely-than-not that such attributes will expire prior to utilization.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years indicated. The Company did not have uncertain tax benefits during the year ended December 31, 2019 because, prior to the Reorganization Transactions, the Company was not subject to corporate income taxes.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$1,587	$—	$—
Increase related to Reorganization Transactions	—	1,925	—
Increase related to current year tax positions	—	47	—
Increase related to prior periods tax positions	509	—	—
Decrease related to lapse in applicable statute of limitations	(976)	(385)	—
Ending balance	$1,120	$1,587	$—
As of December 31, 2021 and 2020, the total liability related to uncertain tax positions was $1.4 million and $2.3 million, respectively. Out of this amount as of December 31, 2021 and 2020, $0.6 million and $1.8 million, respectively, had been indemnified by White Mountains, for which an indemnification asset was recognized. The decrease in the liability for uncertain tax positions was due to a lapse in the statute of limitations. If recognized as of December 31, 2021 and 2020, $0.9 million and $2.3 million, respectively, of the amount of unrecognized tax benefits would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related secondary impacts, such as the federal deduction for state taxes or adjustments to deferred tax assets that might be required if the Company’s tax positions are sustained. Additionally, the Company will be indemnified for any tax imposed prior to the Reorganization Transactions on which a reserve was recorded and as the Company recognizes uncertain tax positions the benefits would impact pre-tax results. During the year ended December 31, 2021, the indemnification asset was reduced by $1.4 million as a result of the reduction in the uncertain tax position and recognized as an expense in other expense, net in the consolidated statement of operations. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were approximately $0.3 million and $0.7 million as of December 31, 2021 and 2020, respectively.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2021, the Company’s federal income tax returns for the tax years 2018 and forward and state and local tax returns for the tax years 2017 and forward, and foreign income tax returns for the tax years 2016 and forward remain open and are subject to examination. Currently, no tax authorities are auditing any of the Company’s income tax matters.
Tax Receivables Agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA, with Insignia, Senior Executives, and White Mountains. The Company expects to obtain an increase in its share of the tax basis in the net assets of QLH as Class B-1 units are exchanged for shares of Class A common stock (or, at the Company’s election, redeemed for cash of an equivalent value). The Company intends to treat any redemptions and exchanges of Class B-1 units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
The TRA provides for the payment by MediaAlpha, Inc. to Insignia and the Senior Executives of 85% of the amount of any tax benefits the Company actually realizes, or in some cases is deemed to realize, as a result of (i) increases in the Company’s share of the tax basis in the net assets of QLH resulting from any redemptions or exchanges of Class B-1 units, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. The TRA will also require us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to the payment obligations under the TRA. The Company expects to benefit from the remaining 15% of any cash savings that it realizes.
No payments were made pursuant to the TRA during the years ended December 31, 2021 and 2020. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of MediaAlpha, Inc. in the future. As of December 31, 2021 and 2020 the Company recorded $0.2 million and $0, respectively as current portion of payments due under the TRA within accrued expenses on the consolidated balance sheets.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	For the year ended December 31, 2021	For the period October 27, 2020 through December 31, 2020
Basic
Net (loss)	$(8,475)	$(8,604)
Less: net (loss) attributable to non-controlling interest	(3,200)	(4,238)
Net (loss) attributable to MediaAlpha, Inc.	$(5,275)	$(4,366)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	37,280,533	32,134,170
Net (loss) per share of Class A common stock - basic (a)	$(0.14)	$(0.14)

For the year ended December 31, 2021
Diluted
Net (loss)	$(8,475)
Add: incremental tax expense related to exchange of Class B-1 units	(2,900)
Net (loss) available for diluted common shares	$(11,375)
Weighted-average shares outstanding:
Class A common stock	37,280,533
Class B-1 units	21,357,847
Restricted Class A shares	724,922
Restricted stock units	1,892,623
Weighted-average shares of Class A common stock and potential Class A common stock	61,255,925
Net (loss) per share of Class A common stock - diluted	$(0.19)
During the year ended December 31, 2021, the effect of 253,398 unvested QLH Restricted Class B-1 units potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. During the period October 27, 2020 through December 31, 2020, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

As of December 31, 2020
QLH Class B / B-1 Units (Replacement awards)	25,571,996
Restricted Class A Shares	1,061,605
Restricted stock units	5,482,876
Potential dilutive shares	32,116,477

a.Earnings per share for the year ended December 31, 2020, is presented for the period subsequent to the Reorganization Transactions and IPO. Prior to it, the QLH's membership structure consisted of Class A Units and B Units. MediaAlpha, Inc.’s current capital structure is not reflective of the capital structure of QLH prior to the Reorganization Transactions. Therefore, earnings per share have not been presented for periods prior to the completion of the Reorganization Transactions and IPO.
13. Non-Controlling Interest
In accordance with QLH’s limited liability company agreement, the Company allocates the share of net income (loss) to the holders of non-controlling interests pro-rata to their holdings at a point in time. The non-controlling interests balance represents the holders of Class B-1 units. During the year ended December 31, 2021, holders of Class B-1 units exchanged

5,850,053 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis.
As of December 31, 2021, the non-controlling interests of QLH owned 32.1% of the outstanding Class B-1 units, with the remaining 67.9% owned by MediaAlpha, Inc. As of December 31, 2020, the non-controlling interests of QLH owned 42.9% of the outstanding Class B-1 units, with the remaining 57.1% owned by MediaAlpha, Inc.
14. Subsequent events
On February 24, 2022, the Company entered into a an agreement to acquire substantially all of the assets of Customer Helper Team, LLC ("CHT"), a provider of customer generation and acquisition services for Medicare insurance, automobile insurance, health insurance, life insurance, debt settlement, and credit repair companies. The asset purchase agreement provides for the Company to pay a purchase price of approximately $50 million in cash at the closing of the transaction and an additional contingent payments totaling up to $20 million based on CHT’s achievement of revenue and profitability targets for the next two years. The Company expects to fund the purchase price from a combination of cash and borrowings under the 2021 Revolving Credit Facility. The Company expects to close the acquisition by March 11, 2022 (subject to the satisfaction of customary closing conditions).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2021.
Remediation of Previously Identified Material Weakness
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 a material weakness related to the accounting for non-standard equity-based compensation arrangements. Specifically, we did not design and maintain effective controls to evaluate different features built into the equity award in determining the appropriate vesting period of the award.  Additionally, the Company determined the historical method it used to determine the grant date fair value of the equity award was not permissible under applicable guidance, and the Company did not appropriately account for repurchases of equity awards.  This material weakness resulted in a restatement of our consolidated financial statements for the years ended December 31, 2019 and 2018.
We implemented our previously disclosed remediation efforts, including reassessment of our policy relating to the accounting for and recording of equity-based compensation, engaging a third-party valuation firm to determine grant date fair values for each tranche of equity grants, engaging a third-party consulting firm to review our equity-based compensation model that included a full review of our equity-based compensation expense for each award grant, and implementing a third-party equity-based compensation software system to streamline and automate the tracking and expensing of our equity-based compensation awards.
During the quarter ended December 31, 2021, we completed our testing of the design and operating effectiveness of the implemented controls and concluded them to be effective. As a result we have concluded that the material weakness has been remediated as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”.
2.Financial Statement Schedule for the Years Ended December 31, 2021, 2020 and 2019

Schedule II-Valuation and Qualifying Accounts and Allowances	112
All other financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”
3.Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020

3.2	Amended and Restated Bylaws of MediaAlpha, Inc.	8-K	001-39671	3.2	November 2, 2020

4.2	Registration Rights Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto	8-K	001-39671	4.2	November 2, 2020

10.1	Fourth Amended and Restated Limited Liability Company Agreement of QL Holdings LLC, dated October 27, 2020	8-K	001-39671	10.1	November 2, 2020

10.2	Tax Receivables Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC and certain other parties thereto	8-K	001-39671	10.2	November 2, 2020

10.3	Exchange Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC, Guilford Holdings, Inc. and holders of Class B-1 units of QL Holdings LLC party thereto	8-K	001-39671	10.3	November 2, 2020

10.4	Stockholders Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC and Steven Yi, Eugene Nonko and Ambrose Wang, together with their respective holding entities through which they indirectly hold common stock of MediaAlpha, Inc.	8-K	001-39671	10.4	November 2, 2020

10.5	Reorganization Agreement, dated October 27, 2020, by and among MediaAlpha ,Inc., QL Holdings LLC, QuoteLab, LLC, Guilford Holdings, Inc., White Mountains Investments (Luxembourg) S.a.r.l., White Mountains Insurance Group, Ltd., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto.	8-K	001-39671	10.5	November 2, 2020

10.6+	MediaAlpha, Inc. 2020 Omnibus Incentive Plan	8-K	001-39671	10.6	November 2, 2020

10.7+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Founders	8-K	001-39671	10.7	November 2, 2020

10.8+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award for Officers other than Founders	8-K	001-39671	10.8	November 2, 2020

10.9+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Directors	8-K	001-39671	10.9	November 2, 2020

10.10+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Steven Yi, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.10	November 2, 2020

10.11+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Eugene Nonko, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.11	November 2, 2020

10.12+	Employment Agreement, dated as of October 27, 2020, by and among Tigran Sinanyan, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.12	November 2, 2020

10.13	2020 Credit Agreement	S-1	001-39671	10.15	October 5, 2020

10.14	First Amendment to Credit Agreement dated as of July 29, 2021, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 3, 2021

10.15+	Employment Agreement dated as of November 2, 2021, by and among Patrick R. Thompson, QuoteLab LLC, and MediaAlpha, Inc..	8-K	001-39671	10.1	November 2, 2021

21.1*	Subsidiaries of MediaAlpha, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+     Management contract or compensatory plan or arrangement.
*     Filed herewith.
**   Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
Item 16. Form 10-K Summary
None.
Schedule II – Valuation and Qualifying Accounts and Allowances

	Balance at Beginning of the period	Additions during the period	Write-offs	Balance at End of period

Deferred tax valuation allowance
Fiscal year 2021	$1,906	2,279	—	$4,185
Fiscal year 2020	$—	1,906	—	$1,906
Fiscal year 2019	$—	—	—	$—

Allowance for credit losses
Fiscal year 2021	$438	171	—	$609
Fiscal year 2020	$302	524	(388)	$438
Fiscal year 2019	$480	354	(532)	$302

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediaAlpha, Inc.

Date: February 28, 2022	By:	/s/ Patrick R. Thompson
Patrick R. Thompson Chief Financial Officer & Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of MediaAlpha, Inc., do hereby severally constitute and appoint Steve Yi and Patrick R. Thompson, and each of them, our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable MediaAlpha, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Yi	Chief Executive Officer, President and Director	February 28, 2022
Steve Yi

/s/ Patrick R. Thompson	Chief Financial Officer & Treasurer	February 28, 2022
Patrick R. Thompson

/s/ Venmal (Raji) Arasu	Director	February 28, 2022
Venmal (Raji) Arasu

/s/ Anthony Broglio	Director	February 28, 2022
Anthony Broglio

/s/ Christopher Delehanty	Director	February 28, 2022
Christopher Delehanty

/s/ David Lowe	Director	February 28, 2022
David Lowe

/s/ Jennifer Moyer	Director	February 28, 2022
Jennifer Moyer

/s/ Eugene Nonko	Director and Chief Technology Officer	February 28, 2022
Eugene Nonko

/s/ Lara Sweet	Director	February 28, 2022
Lara Sweet

/s/ Kathy Vrabeck	Chair of the Board of Directors	February 28, 2022
Kathy Vrabeck