Form 10-Q
period 2022-03-31
MediaAlpha, Inc.
filed 2022-05-06
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 29, 2022, there were 41,584,400 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 19,537,469 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•“Reorganization Transactions” means the series of reorganization transactions completed on October 27, 2020 in connection with our IPO.
•“Secondary Offering” means the means the sale of 8,050,000 shares of Class A common stock pursuant to the registration statement on Form S-1 (File No. 333-254338), which was declared effective by the Securities Exchange Commission ("SEC") on March 18, 2021.
•“Senior Executives” means the Founders and the other current and former officers of the Company listed in Exhibit A to the exchange agreement. This term also includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH.
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
Cautionary Statement Regarding Forward-Looking Statements
We are including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•Fluctuations in customer acquisition spending by property and casualty insurance carriers due to unexpected changes in underwriting profitability as the carriers go through cycles in their business;
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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$55,288	$50,564
Accounts receivable, net of allowance for credit losses of $464 and $609, respectively	61,163	76,094
Prepaid expenses and other current assets	7,820	10,448
Total current assets	124,271	137,106
Intangible assets, net	11,884	12,567
Goodwill	18,402	18,402
Deferred tax asset	101,859	102,656
Other assets	18,805	19,073
Total assets	$275,221	$289,804
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$51,509	$61,770
Accrued expenses	10,012	13,716
Current portion of long-term debt	8,740	8,730
Total current liabilities	70,261	84,216
Long-term debt, net of current portion	175,878	178,069
Liabilities under tax receivables agreement, net of current portion	81,850	85,027
Other long-term liabilities	4,881	4,058
Total liabilities	$332,870	$351,370
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 41.6 million and 41.0 million shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	416	410
Class B common stock, $0.01 par value - 100 million shares authorized; 19.6 million and 19.6 million shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	196	196
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	433,157	419,533
Accumulated deficit	(431,552)	(424,476)
Total stockholders' equity (deficit) attributable to MediaAlpha, Inc.	$2,217	$(4,337)
Non-controlling interests	(59,866)	(57,229)
Total stockholders' (deficit)	$(57,649)	$(61,566)
Total liabilities and stockholders' deficit	$275,221	$289,804
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue	$142,599	$173,588
Costs and operating expenses
Cost of revenue	120,881	147,180
Sales and marketing	7,223	5,391
Product development	5,216	3,320
General and administrative	17,148	15,749
Total costs and operating expenses	150,468	171,640
(Loss) income from operations	(7,869)	1,948
Other (income), net	(523)	(150)
Interest expense	1,359	2,301
Total other expense, net	836	2,151
(Loss) before income taxes	(8,705)	(203)
Income tax expense (benefit)	1,143	(364)
Net (loss) income	$(9,848)	$161
Net (loss) attributable to non-controlling interest	(2,772)	(124)
Net (loss) income attributable to MediaAlpha, Inc.	$(7,076)	$285
Net (loss) income per share of Class A common stock
-Basic	$(0.17)	$0.01
-Diluted	$(0.17)	$0.00
Weighted average shares of Class A common stock outstanding
-Basic	40,847,941	33,136,632
-Diluted	40,847,941	62,163,390
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	19	—	—	19
Exchange of non-controlling interest for Class A common stock	60,197	—	(60,197)	—	(180)	—	180	—
Vesting of restricted stock units	593,810	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	13,688	—	85	13,773
Forfeiture of equity awards	(23,294)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(820)	—	—	(820)
Distributions to non-controlling interests	—	—	—	—	—	—	(130)	(130)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	880	—	—	880
Tax impact of changes in investment in partnership	—	—	—	—	43	—	—	43
Net (loss)	—	—	—	—	—	(7,076)	(2,772)	(9,848)
Balance at March 31, 2022	41,600,665	$416	19,561,718	$196	$433,157	$(431,552)	$(59,866)	$(57,649)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,190	—	—	6,190
Exchange of non-controlling interest for Class A common stock	4,457,796	45	(4,457,796)	(45)	(12,716)	—	12,716	—
Vesting of restricted stock units	444,030	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	10,479	—	124	10,603
Forfeiture of equity awards	(58,608)	(1)	—	—	—	—	—	(1)
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,276)	—	—	(1,276)
Net income (loss)	—	—	—	—	—	285	(124)	161
Balance at March 31, 2021	38,214,274	$382	21,078,247	$210	$387,284	$(418,688)	$(58,629)	$(89,441)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(9,848)	$161
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-cash equity-based compensation expense	13,773	10,602
Non-cash lease expense	177	116
Depreciation expense on property and equipment	98	82
Amortization of intangible assets	683	746
Amortization of deferred debt issuance costs	209	345
Credit losses	(88)	157
Deferred taxes	1,110	(358)
Tax receivable agreement liability adjustments	(630)	(156)
Changes in operating assets and liabilities:
Accounts receivable	15,019	15,870
Prepaid expenses and other current assets	2,613	690
Other assets	47	125
Accounts payable	(10,261)	(33,675)
Accrued expenses	(4,813)	(4,061)
Net cash provided by (used in) operating activities	$8,089	$(9,356)
Cash flows from investing activities
Purchases of property and equipment	(40)	(69)
Net cash (used in) investing activities	$(40)	$(69)
Cash flows from financing activities
Payments made for:
Repayments on long-term debt	(2,375)	—
Distributions	(130)	—
Shares withheld for taxes on vesting of restricted stock units	(820)	(1,276)
Net cash (used in) financing activities	$(3,325)	$(1,276)
Net increase (decrease) in cash and cash equivalents	4,724	(10,701)
Cash and cash equivalents, beginning of period	50,564	23,554
Cash and cash equivalents, end of period	$55,288	$12,853
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,834	$754
Income taxes paid, net of refunds	$(1,365)	$51
Non-cash Investing and Financing Activities:
Adjustments to liabilities under the tax receivable agreement	$(251)	$(53,117)
Establishment of deferred tax assets in connection with the Reorganization Transactions	$(270)	$(59,307)
Right-of-use assets obtained in exchange of lease obligations	$—	$2,712
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2021 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2022.
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
The December 31, 2021 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. Results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 2021 Annual Report on Form 10-K.
Revisions to previously issued consolidated financial statements
On December 31, 2021 the Company adopted ASU No. 2016-02, Leases (Topic 842) effective from January 1, 2021 using the optional transition approach by applying the new standard to all leases existing at the date of initial application and prior periods were not restated. In connection with the adoption, quarterly amounts presented in our prior Form 10-Q were revised. The impact of the adjustments was immaterial to the Company's consolidated financial statements.
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
Accounts receivable
The Company estimates expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging and any customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $0.5 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively.

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
Customer concentrations consisted of one customer that accounted for approximately $19 million, or 13%, of revenue for the three months ended March 31, 2022, compared with three customers that collectively accounted for approximately $68 million, or 39%, of revenue for the three months ended March 31, 2021. There were no customers that accounted for more than 10% of the Company's accounts receivable as of March 31, 2022, compared with the Company's largest customer that accounted for approximately $7 million, or 10%, as of December 31, 2021.
The Company’s supplier concentration can expose the Company to business risks. For the three months ended March 31, 2022, the Company had one supplier that accounted for approximately $14 million, or 11%, of total purchases, compared with two suppliers that collectively accounted for approximately $32 million, or 21%, of total purchases for the three months ended March 31, 2021. The Company's largest supplier accounted for approximately $8 million, or 15%, of total accounts payable as of March 31, 2022, compared with the Company's two largest suppliers that collectively accounted for approximately $21 million, or 34%, as of December 31, 2021.
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it has contractually committed to pay the holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. During the three months ended March 31, 2022, payments of $0.2 million were made pursuant to the TRA.
The Company paid $0.9 million during the three months ended March 31, 2022 to White Mountains related to settlement of state income tax refunds for periods prior to the Reorganization Transactions. The total amount reimbursable to White Mountains was $1.5 million as of March 31, 2022 and $2.3 million as of December 31, 2021.
New Accounting Pronouncements
Recently issued not yet adopted accounting pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-4 and ASU 2021-1 on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers, The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The guidance in ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended March 31,
(in thousands)	2022	2021
Revenue
Open marketplace transactions	$138,096	$169,348
Private marketplace transactions	4,503	4,240
Total	$142,599	$173,588
The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended March 31,
(in thousands)	2022	2021
Revenue
Property & casualty insurance	$87,454	$125,541
Health insurance	42,109	35,896
Life insurance	7,067	7,953
Other (1)	5,969	4,198
Total	$142,599	$173,588
(1)Other verticals include Travel, Education, and Consumer Finance.
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		March 31, 2022			December 31, 2021
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	120	$25,040	$(13,362)	$11,678	$25,040	$(12,730)	$12,310
Non-compete agreements	60	303	(277)	26	303	(268)	35
Domain names	60	1,224	(1,044)	180	1,224	(1,002)	222
Intangible assets		$26,567	$(14,683)	$11,884	$26,567	$(14,000)	$12,567
Goodwill	Indefinite	$18,402	$—	$18,402	$18,402	$—	$18,402
Amortization expense related to intangible assets amounted to $0.7 million for the three months ended March 31, 2022 and 2021. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	March 31, 2022		December 31, 2021
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance	$18,402	$12,567	$18,402	$15,551
Amortization	—	(683)	—	(2,984)
Ending balance	$18,402	$11,884	$18,402	$12,567

As of March 31, 2022, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2022–Remaining Period	$2,048
2023	2,388
2024	2,211
2025	2,028
2026	1,880
Thereafter	1,329
$11,884
4. Accrued expenses
Accrued expenses consisted of:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Accrued payroll and related expenses	$1,727	$5,030
Accrued operating expenses	1,634	1,103
Other accrued expenses	6,651	7,583
Total accrued expenses	$10,012	$13,716
5. Long-term debt
On July 29, 2021, the Company entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders from time-to-time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the "2021 Term Loan Facility"), the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereof as of the date of the First Amendment, fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities"), which replaced the existing revolving credit facility under the 2020 Credit Agreement.
Long-term debt consisted of the following:

	As of
(in thousands)	March 31, 2022	December 31, 2021
2021 Term Loan	$187,625	$190,000
Debt issuance costs	(3,007)	(3,201)
Total debt	$184,618	$186,799
Less: current portion, net of debt issuance costs of $760 and $770, respectively	(8,740)	(8,730)
Total long-term debt	$175,878	$178,069
As of March 31, 2022 and December 31, 2021, the Company had no outstanding amounts drawn on the 2021 Revolving Credit Facility.

The expected future principal payments for all borrowings as of March 31, 2022 was as follows:

(in thousands)	Contractual maturity

2022–Remaining Period	$7,125
2023	9,500
2024	9,500
2025	9,500
2026	152,000
Debt and issuance costs	187,625
Unamortized debt issuance costs	(3,007)
Total debt	$184,618
The Company incurred interest expense of $1.4 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense included $0.2 million and $0.3 million of amortization of debt issuance costs for the three months ended March 31, 2022 and 2021, respectively. Accrued interest was immaterial as of March 31, 2022 and $1.7 million as of December 31, 2021, and is included within accrued expenses on the consolidated balance sheets.
The carrying amount of the current and long-term debt under the 2021 Term Loan Facilities approximates the fair values thereof as the borrowings have a variable interest rate structure with no prepayment penalties and are classified within the Level 2 hierarchy.
6. Commitments and contingencies
Litigation
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, and cash flows.
As of March 31, 2022 and December 31, 2021, the Company did not have any contingency reserves established for any litigation liabilities.
7. Equity-based compensation
The Company’s equity-based compensation plans are fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Equity-based compensation plans" in the 2021 Annual Report on Form 10-K.
Equity-based compensation cost recognized for equity based awards outstanding during the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
QLH Class B units	—	$—
QLH restricted Class B-1 units	85	124
Restricted Class A shares	348	267
Restricted stock units	13,340	10,211
Total equity-based compensation	$13,773	$10,602

Equity-based compensation cost was allocated to the following expense categories in the consolidated statements of operations during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Cost of revenue	$398	$400
Sales and marketing	2,705	1,702
Product development	2,249	1,332
General and administrative	8,421	7,168
Total equity-based compensation	$13,773	$10,602
As of March 31, 2022, total unrecognized compensation cost related to unvested QLH restricted Class B-1 units, restricted Class A shares, and restricted stock units was $0.5 million, $1.6 million, and $117.5 million, respectively, which are expected to be recognized over weighted-average periods of 1.65 years, 1.62 years, and 2.56 years, respectively.
8. Stockholders' Equity (Deficit)
Share Repurchase Program
On March 14, 2022, the Board of Directors approved a Share Repurchase Program ("Repurchase Program") that authorized the Company to repurchase up to $5.0 million of the Company’s Class A common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The Company expects the repurchases to be made over the second and third quarters of 2022. The timing and amount of any share repurchases will be determined by the Company’s management based on their ongoing evaluation of market conditions, the Company’s capital needs, debt covenants and other factors. The share repurchases are considered spot repurchases with no obligation of the Company to repurchase a fixed number of shares and each will be accounted for as of the trade date with a corresponding liability. Any excess amount of the repurchase price over the par value of the shares of Class A common stock repurchased will be recorded as an adjustment to additional-paid-in capital. No shares of Class A common stock were repurchased during the three months ended March 31, 2022.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was (13.1)% and 179.3% for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the Company's income tax expense (benefit):

	Three months ended March 31,
(in thousands, except percentages)	2022	2021
(Loss) before income taxes	$(8,705)	$(203)
Income tax expense (benefit)	$1,143	$(364)
Effective Tax Rate	(13.1)%	179.3%
The Company's effective tax rate of (13.1)% for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three months ended March 31, 2022, holders of Class B-1 units exchanged a total of 60,197 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (the “Exchanges”). In connection with the Exchanges, the Company recognized an additional deferred tax asset of $0.2 million during the three months ended March 31, 2022 associated with the basis difference in its investment in QLH. As of March 31, 2022, the total deferred tax asset related to the basis difference in the Company's investment in QLH was $80.1 million. The Company also recognized $0.1 million of deferred tax assets for the three months ended March 31, 2022 related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement (“TRA”) and expected future deductions for imputed interest on such payments.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2022, there were no material changes to the Company's valuation allowance and the Company's assessment of the realizability of its deferred tax assets.
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
The Exchanges resulted in an increase in the tax basis of the Company's investment in QLH subject to the provisions of the TRA. The Company recognized an additional liability in the amount of $0.3 million for the TRA-related payments, representing 85% of the aggregate tax benefits it expects to realize from the increases in tax basis related to the redemption of Class B-1 units, after concluding it was probable that such TRA payments would be paid based on management's estimates of future taxable income.
During the three months ended March 31, 2022, the Company paid $0.2 million pursuant to the TRA. As of March 31, 2022, the total amount of payments expected to be paid under the TRA was $84.6 million, of which $2.8 million was included in accrued expenses on the Company's consolidated balance sheets.
10. Earnings (Loss) Per Share

	Three months ended March 31,
(in thousands except share data and per share amount)	2022	2021
Basic
Net (loss) income	$(9,848)	$161
Less: net (loss) attributable to non-controlling interest	(2,772)	(124)
Net (loss) income available for basic common shares	$(7,076)	$285
Weighted-average shares of Class A common stock outstanding - basic and diluted	40,847,941	33,136,632
(Loss) earnings per share of Class A common stock - basic	$(0.17)	$0.01

(in thousands except share data and per share amount)	Three Months Ended March 31, 2021
Diluted
Net income	$161
Add: incremental tax benefits related to exchange of Class B-units	115
Net income available for diluted common shares	$276
Weighted-average shares outstanding:
Class A common stock	33,136,632
Class B-1 units	25,048,775
Restricted Class A shares	3,028,209
Restricted stock units	949,774
Weighted-average shares of Class A common stock and potential Class A common stock	62,163,390
Earnings per share of Class A common stock - diluted	$0.00
The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the three months ended March 31, 2022 as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

As of
March 31, 2022
QLH Class B-1 Units	19,597,671
Restricted Class A Shares	416,725
Restricted stock units	6,659,182
Potential dilutive shares	26,673,578
11.Non-Controlling Interest
In accordance with QLH’s limited liability company agreement, the Company allocates the share of net income (loss) to the holders of non-controlling interests pro-rata to their holdings at a point in time. The non-controlling interests balance represents the Class B-1 units, substantially all of which are held by Insignia and the Senior Executives. During the three months ended March 31, 2022, holders of Class B-1 units exchanged 60,197 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis.
As of March 31, 2022, the holders of the non-controlling interests owned 31.8%, with the remaining 68.2% owned by MediaAlpha, Inc. As of December 31, 2021, the holders of the non-controlling interests owned 32.1%, with the remaining 67.9% owned by MediaAlpha, Inc.
12. Subsequent events
On February 24, 2022, the Company entered into the Asset Purchase Agreement (as amended, the “Agreement”) to acquire substantially all of the assets of Customer Helper Team, LLC ("CHT"), a provider of customer generation and acquisition services for Medicare insurance, automobile insurance, health insurance, life insurance, debt settlement, and credit repair companies. The Company closed the transaction on April 1, 2022. The purchase price for the acquisition was $50 million in cash at closing, adjusted for any working capital adjustments as set forth in the Agreement, plus up to an additional $20 million of contingent cash consideration based on CHT’s achievement of revenue and profitability targets over the next two years. The Company funded the transaction in part by drawing $25 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing. The transaction will be accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Given the close proximity between the transaction closing date and the filing of these consolidated financial statements, the preliminary purchase price allocation is not yet complete. Management expects to complete the initial accounting, including the purchase price allocation, during the second quarter of 2022.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $926 million in Transaction Value across our platform over the the twelve-month period ended March 31, 2022.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended March 31, 2022, the websites of our diversified group of supply partners and our proprietary websites drove an average of 8.2 million Consumer Referrals on our platform each month.
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
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K.
Secular trends in the insurance industry
Our technology platform was created to serve and grow with our core insurance end markets. We believe secular trends in the insurance industry are critical drivers of our revenue and will continue to provide strong tailwinds for our business. More insurance consumers are shopping online and direct-to-consumer marketing, which fuels our revenue, is the fastest growing insurance distribution channel. In addition, insurance customer acquisition spending is growing over time. As mass-market customer acquisition spend is becoming more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect digital insurance customer acquisition spending to continue to grow over time, and we believe we are well-positioned to benefit from this growth.

Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform declined to $239.0 million for the three months ended March 31, 2022, from $262.5 million for the three months ended March 31, 2021 due primarily to a decrease in customer acquisition spending by P&C insurance carriers in response to reductions in underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization. For the three months ended March 31, 2022, 99.0% of total insurance Transaction Value executed on our platform came from demand partner relationships from 2021.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and longstanding and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the three months ended March 31, 2022, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform grew to 24.6 million for the three months ended March 31, 2022, from 24.5 million for the three months ended March 31, 2021. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
Seasonality
Our results are subject to fluctuations as a result of seasonality. In particular, our property & casualty insurance vertical is typically characterized by seasonal strength in our quarters ending March 31 due to a greater supply of Consumer Referrals and higher customer acquisition budgets typically during the start of the year, and to seasonal weakness in our quarters ending December 31 due to a lower supply of Consumer Referrals available on a cost-effective basis and lower customer acquisition budgets from some buyers during those quarters. Our health insurance vertical is typically characterized by seasonal strength in our quarters ending December 31 due to open enrollment periods for health insurance and annual enrollment for Medicare during those quarters, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.
Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment levels.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles in the auto insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers tend to raise prices and prioritize profitability over growth. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. We believe that the auto insurance industry is currently in a "hard” market due to higher than expected underwriting losses, and that many P&C insurance carriers are reducing their customer acquisition spending until they can increase their premium rates, the timing of which is difficult to predict.

Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020, and number of other states, including Colorado and Virginia, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2021 Annual Report on Form 10-K.
In addition, we are impacted by the regulation of the insurance carriers with whom we do business. In most/all states, insurance carriers are required to obtain approval of their premium rates from the regulatory authority in such state. The timing of such approval process, as well as the willingness of insurance regulators to approve rate increases, can impact the profitability of new policies and the level of customer acquisition spending by carriers in a given period, which in turn can cause fluctuations in our revenue and earnings.
COVID-19
While the COVID-19 pandemic has changed the physical working environment of the substantial majority of our workforce to working from home, it has otherwise caused only minor disruptions to our business operations with a limited impact on our operating results thus far. Our Travel vertical is largely driven by consumer spending on airfare, hotels, rentals and other travel products. As a result of COVID-19, we have experienced a dramatic decline in revenue from the Travel vertical and expect this trend to continue for the foreseeable future. For the three months ended March 31, 2022, 2021, and 2020, revenue from the Travel vertical comprised approximately 2.7%, 1.3%, and 7.5%, respectively, of our total revenue. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future. In addition, during the second half of 2021, supply chain disruptions and cost increases caused by the pandemic contributed to higher-than-expected property and casualty insurance claims costs, which has led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C vertical, and the duration and extent of this impact are difficult to estimate beyond the second quarter of 2022.
Recent developments
On February 24, 2022, we agreed to acquire substantially all of the assets of Customer Helper Team, LLC ("CHT"), a provider of customer generation and acquisition services for Medicare insurance, automobile insurance, health insurance, life insurance, debt settlement, and credit repair companies on the terms and subject to the conditions set forth in the Asset Purchase Agreement (as amended, the “Agreement”). We closed the transaction on April 1, 2022. We believe the acquisition is a good strategic fit with our long-term objectives and will increase our ability to generate Consumer Referrals on various social media and short form video platforms. The purchase price for the acquisition was $50 million in cash at closing, adjusted for any working capital adjustments as set forth in the Agreement, plus up to an additional $20 million of contingent cash consideration based on CHT’s achievement of revenue and profitability targets over the next two years. We funded the transaction in part by drawing $25 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing.
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
Cost of revenue
Our cost of revenue is comprised primarily of revenue share payments to suppliers and traffic acquisition costs paid to top tier search engines, as well as telephony infrastructure costs, internet and hosting costs, and merchant fees, and include salaries, wages and benefits, including non-cash equity-based compensation, and other expenses.
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
Provision for income taxes
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc. As our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of March 31, 2022, our ownership interest in QLH was 68.2%.
Net income (loss) attributable to Non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate the share of net income (loss) incurred subsequent to the Reorganization Transactions to the non-controlling interest holders pro-rata to their holdings. The non-controlling interests balance represents the Class B-1 units, substantially all of which are held by Insignia and the Senior Executives.
Operating results for the three months ended March 31, 2022 and 2021
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022		2021
Revenue	$142,599	100.0%	$173,588	100.0%
Costs and operating expenses
Cost of revenue	120,881	84.8%	147,180	84.8%
Sales and marketing	7,223	5.1%	5,391	3.1%
Product development	5,216	3.7%	3,320	1.9%
General and administrative	17,148	12.0%	15,749	9.1%
Total costs and operating expenses	150,468	105.5%	171,640	98.9%
(Loss) income from operations	(7,869)	(5.5)%	1,948	1.1%
Other (income), net	(523)	(0.4)%	(150)	(0.1)%
Interest expense	1,359	1.0%	2,301	1.3%
Total other expense, net	836	0.6%	2,151	1.2%
(Loss) before income taxes	(8,705)	(6.1)%	(203)	(0.1)%
Income tax expense (benefit)	1,143	0.8%	(364)	(0.2)%
Net (loss) income	$(9,848)	(6.9)%	$161	0.1%
Net (loss) attributable to non-controlling interest	(2,772)	(1.9)%	(124)	(0.1)%
Net (loss) income attributable to MediaAlpha, Inc.	$(7,076)	(5.0)%	$285	0.2%
Net (loss) income per share of Class A common stock
-Basic	$(0.17)		$0.01
-Diluted	$(0.17)		$0.00
Weighted average shares of Class A common stock outstanding
-Basic	40,847,941		33,136,632
-Diluted	40,847,941		62,163,390

Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Property & Casualty insurance	$87,454	$(38,087)	(30.3)%	$125,541
Percentage of total revenue	61.3%			72.3%
Health insurance	42,109	6,213	17.3%	$35,896
Percentage of total revenue	29.5%			20.7%
Life insurance	7,067	(886)	(11.1)%	$7,953
Percentage of total revenue	5.0%			4.6%
Other	5,969	1,771	42.2%	$4,198
Percentage of total revenue	4.2%			2.4%
Revenue	$142,599	(30,989)	(17.9)%	$173,588
The decrease in P&C insurance revenue for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures and certain carriers and supply partners shifting their transactions with each other from our Open Marketplace to our Private Marketplace due to lower platform fees for our Private Marketplace, which transact on a net revenue basis . The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. We are currently unable to predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the second quarter of 2022.
The increase in health insurance revenue for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was driven by increased customer acquisition spending in our marketplaces by health insurance carriers and brokers, as well as by an increased supply of customer referrals to our marketplaces by our supply partners and our proprietary websites due to the increased demand. Additionally, the Open and Annual Enrollment periods for fiscal 2021, which typically end by December 15th, were extended until January 15, 2022, resulting in increased revenue from our health insurance vertical during the current quarter.
The decrease in life insurance revenue for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was driven by a decrease in customer shopping for life insurance as concerns related to COVID-19 eased.
The increase in other revenue for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was driven primarily by an increase in travel comparison shopping, due to the easing of concerns related to COVID-19, as well as higher activity levels from our consumer finance supply and demand partners due to the continued strength in the mortgage and refinance market.
Cost of revenue
The following table presents our cost of revenue for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Cost of revenue	$120,881	$(26,299)	(17.9)%	$147,180
Percentage of revenue	84.8%			84.8%
The decrease in cost of revenue for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was driven by the overall decrease in revenue.

Sales and marketing
The following table presents our sales and marketing expenses for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Sales and marketing	$7,223	$1,832	34.0%	$5,391
Percentage of revenue	5.1%			3.1%
The increase in sales and marketing expenses for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was due primarily to higher equity-based compensation expense of $1.0 million and an increase in personnel-related costs of $0.8 million resulting from planned headcount additions.
Product development
The following table presents our product development expenses for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Product development	$5,216	$1,896	57.1%	$3,320
Percentage of revenue	3.7%			1.9%
The increase in product development expenses for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was due primarily to higher equity-based compensation expense of $0.9 million and an increase in personnel-related costs of $0.8 million resulting from planned headcount additions to continue to enhance our technology.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
General and administrative	$17,148	$1,399	8.9%	$15,749
Percentage of revenue	12.0%			9.1%
The increase in general and administrative expenses for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was due primarily to higher equity-based compensation expense of $1.3 million and an increase in personnel-related costs of $0.7 million resulting from planned headcount additions, offset in part by lower legal and professional fees.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Cost of revenue	$398	$(2)	(0.5)%	$400
Sales and marketing	2,705	1,003	58.9%	1,702
Product development	2,249	917	68.8%	1,332
General and administrative	8,421	1,253	17.5%	7,168
Total	$13,773	$3,171	29.9%	$10,602
The increase in equity-based compensation expense for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was driven primarily by expenses related to additional restricted stock units granted during 2021.

Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Sales and Marketing	$683	$(63)	(8.4)%	$746
The decrease in amortization expense for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 was not material.
Other (income), net
The following table presents our other income for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Other (income), net	$(523)	$(373)	248.7%	$(150)
Percentage of revenue	(0.4)%			(0.1)%
The increase in other income for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was driven primarily by estimated future state tax benefits adjustments related to the tax receivables agreement ("TRA").
Interest expense
The following table presents our interest expense for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Interest expense	$1,359	$(942)	(40.9)%	$2,301
Percentage of revenue	1.0%			1.3%
The decrease in interest expense for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was driven by a lower interest rate on the 2021 Credit Facility resulting from the refinancing of our 2020 Credit Facilities on July 29, 2021.
Income tax expense (benefit)
The following table presents our income tax expense for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2022	$	%	Three Months Ended March 31, 2021
Income tax expense (benefit)	$1,143	$1,507	(414.0)%	$(364)
Percentage of revenue	0.8%			(0.2)%
For the three months ended March 31, 2022, we recorded an income tax expense of $1.1 million resulting from our effective tax rate of (13.1)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the three months ended March 31, 2021, we recorded an income tax benefit of $0.4 million resulting from our effective tax rate of 179.3% which differed from the U.S. federal statutory rate of 21%, primarily due to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, nondeductible transaction costs associated with the secondary offering and the impact of tax benefits associated with equity-based awards.

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
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
(in thousands)	2022	2021
Net (loss) income	$(9,848)	$161
Equity-based compensation expense	13,773	10,602
Interest expense	1,359	2,301
Income tax expense (benefit)	1,143	(364)
Depreciation expense on property and equipment	98	82
Amortization of intangible assets	683	746
Transaction expenses(1)	380	2,665
Employee-related costs(2)	—	250
SOX implementation costs(3)	110	152
Changes in TRA related liability(4)	(630)	(156)
Settlement of federal and state income tax refunds(5)	74	—
Adjusted EBITDA	$7,142	$16,439
(1)Transaction expenses consist of $0.4 million of expenses incurred by us for the three months ended March 31, 2022 in connection with the acquisition of CHT. For the three months ended March 31, 2021 transaction expenses consist of $2.7 million for legal, accounting, and other consulting fees in connection with the Secondary Offering.
(2)Employee-related costs include $0.3 million of expenses incurred by us for the three months ended March 31, 2021 for amounts payable to recruiting firms in connection with the hiring of certain executive officers to support our operation as a publicly-reporting company.

(3)SOX implementation costs consist of $0.1 million and $0.2 million of expenses incurred by us for the three months ended March 31, 2022 and 2021, respectively, for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b) for 2021.
(4)Changes in TRA related liability consist of $0.6 million and $0.2 million of income for the three months ended March 31, 2022 and 2021, respectively, due to a change in the estimated future state tax benefits and other changes in the estimate resulting in reductions of the TRA liability.
(5)Settlement of federal and state tax refunds consist of $0.1 million of expense incurred by us for the three months ended March 31, 2022 related to reimbursement to White Mountains for state tax refunds for the period prior to the Reorganization Transaction related to 2020 tax returns. The settlement also resulted in a benefit of the same amount which has been recorded within income tax expense (benefit).
Contribution and Contribution Margin
We define “Contribution” as revenue less revenue share payments and online advertising costs, or, as reported in our consolidated statements of operations, revenue less cost of revenue (i.e., gross profit), as adjusted to exclude the following items from cost of revenue: equity-based compensation; salaries, wages, and related costs; internet and hosting costs; amortization; depreciation; other services; and merchant-related fees. We define “Contribution Margin” as Contribution expressed as a percentage of revenue for the same period. Contribution and Contribution Margin are non-GAAP financial measures that we present to supplement the financial information we present on a GAAP basis. We use Contribution and Contribution Margin to measure the return on our relationships with our supply partners (excluding certain fixed costs), the financial return on and efficacy of our online advertising costs to drive consumers to our proprietary websites, and our operating leverage. We do not use Contribution and Contribution Margin as measures of overall profitability. We present Contribution and Contribution Margin because they are used by our management and board of directors to manage our operating performance, including evaluating our operational performance against budget and assessing our overall operating efficiency and operating leverage. For example, if Contribution increases and our headcount costs and other operating expenses remain steady, our Adjusted EBITDA and operating leverage increase. If Contribution Margin decreases, we may choose to re-evaluate and re-negotiate our revenue share agreements with our supply partners, to make optimization and pricing changes with respect to our bids for keywords from primary traffic acquisition sources, or to change our overall cost structure with respect to headcount, fixed costs and other costs. Other companies may calculate Contribution and Contribution Margin differently than we do. Contribution and Contribution Margin have their limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results presented in accordance with GAAP.
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Revenue	$142,599	$173,588
Less cost of revenue	(120,881)	(147,180)
Gross profit	21,718	26,408
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	398	400
Salaries, wages, and related	656	464
Internet and hosting	104	102
Other expenses	127	107
Depreciation	6	7
Other services	530	291
Merchant-related fees	15	90
Contribution	23,554	27,869
Gross margin	15.2%	15.2%
Contribution Margin	16.5%	16.1%

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
The following table presents Transaction Value by platform model for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Open Marketplace transactions	$138,096	$169,348
Percentage of total Transaction Value	57.8%	64.5%
Private Marketplace transactions	100,916	93,114
Percentage of total Transaction Value	42.2%	35.5%
Total Transaction Value	$239,012	$262,462
The following table presents Transaction Value by vertical for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Property & Casualty insurance	$148,083	$183,426
Percentage of total Transaction Value	62.0%	69.9%
Health insurance	60,255	50,342
Percentage of total Transaction Value	25.2%	19.2%
Life insurance	12,392	14,442
Percentage of total Transaction Value	5.2%	5.5%
Other (1)	18,282	14,252
Percentage of total Transaction Value	7.6%	5.4%
Total Transaction Value	$239,012	$262,462
(1)Our other verticals include Travel, Education and Consumer Finance.
Consumer Referrals
We define “Consumer Referral” as any consumer click, call or lead purchased by a buyer on our platform. Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement that is presented subsequent to the consumer’s search (e.g., auto insurance quote search or health insurance quote search). Call revenue is earned and recognized when a consumer transfers to a buyer and remains engaged for a requisite duration of time, as specified by each buyer. Lead revenue is recognized when we deliver data leads to buyers. Data leads are generated either through insurance carriers, insurance-focused research destination websites or other financial websites that make the data leads available for purchase through our platform, or when consumers complete a full quote request on our proprietary websites. Delivery occurs at the time of lead transfer. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure Transaction Value, revenue and overall business performance across our verticals and platform models. For the three months ended March 31, 2022, Transaction Value generated from clicks, calls and leads was 77.7%, 11.7% and 10.6%, respectively. For the three months ended March 31, 2021, Transaction Value generated from clicks, calls and leads was 82.6%, 7.2% and 10.2%, respectively.

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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations. Our principal uses of cash include to fund operations, interest payments and mandatory principal payments on our long-term debt. As of March 31, 2022 and December 31, 2021, our cash and cash equivalents totaled $55.3 million and $50.6 million, respectively.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2021 Credit Facilities, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn and supply chain disruptions and cost increases caused by the pandemic contributed to higher-than-expected property and casualty insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C vertical and we are currently unable to estimate the impact beyond the second quarter of 2022. We have typically not used funds available under our credit facilities to fund our operations and payments under the credit facilities.
On February 24, 2022, we entered into an agreement to acquire substantially all of the assets of Customer Helper Team, LLC ("CHT") for a purchase price of $50.0 million in cash at closing, adjusted for any working capital adjustments, plus up to an additional $20.0 million of contingent cash consideration based on CHT’s achievement of revenue and profitability targets over the next two years. We closed the transaction on April 1, 2022. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing.
On March 14, 2022, our Board of Directors approved the repurchase of shares of our Class A common stock having an aggregate value of up to $5.0 million from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. We expect the repurchases to be made over the second and third quarters of 2022. The timing and amount of any share repurchases will be determined by our management team based on their ongoing evaluation of market conditions, our capital needs, debt covenants and other factors. The repurchases will be financed from our cash balances.
We may engage in additional merger and acquisition or other activities that could require us to draw on our existing credit facilities or may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Our material cash requirements include our long-term debt, operating lease obligations, and liabilities under the TRA.
Cash Flows
The following table presents a summary of our cash flows for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(dollars in thousands)	Three months ended March 31, 2022	$	%	Three months ended March 31, 2021
Net cash provided by (used in) operating activities	$8,089	$17,445	(186.5)%	$(9,356)
Net cash used in investing activities	(40)	29	(42.0)%	(69)
Net cash used in financing activities	(3,325)	(2,049)	160.6%	(1,276)
Operating activities
Cash flows provided by operating activities were $8.1 million for the three months ended March 31, 2022, compared with cash flows used in operating activities of $9.4 million for the three months ended March 31, 2021. The increase resulted from lower working capital usage due primarily to the timing of our payables and higher working capital usage in the 2020 and 2021 driven primarily by growth in our business and expenses incurred in connection with the IPO and Reorganization Transactions and Secondary Offering, offset in part by the higher net loss in the current period.
Investing activities
Cash flows used in investing activities were immaterial for the three months ended March 31, 2022 and 2021.
Financing activities
Cash flows used in financing activities were $3.3 million for the three months ended March 31, 2022, compared with $1.3 million for the three months ended March 31, 2021. The increase in net cash used was due to the principal payment on the 2021 Term Loan Facility.
Senior secured credit facilities
2021 Credit Facilities
On July 29, 2021, we entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the “2021 Term Loan Facility”), the proceeds of which were used to refinance all of the $186.4 million of the existing 2020 Term Loan Facility outstanding and the unpaid interest thereof as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities"), which replaced the 2020 Revolving Credit Facility. Our obligations under the 2021 Credit Facilities are guaranteed by QLH and secured by substantially all assets of QLH and QuoteLab, LLC.
Borrowings under the 2021 Credit Facilities bear interest at a rate equal to, at our option, the London Interbank Offered Rate plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins will be based on our consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate.
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility will amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made.
As of March 31, 2022, we had $184.6 million of outstanding borrowings, net of deferred debt issuance costs of $3.0 million, under the 2021 Credit Facilities. On April 1, 2022, we borrowed $25.0 million under the 2021 Revolving Credit Facility to pay a portion of the purchase price for our acquisition of CHT.
Tax receivables agreement
Our purchases (through Intermediate Holdco) of Class B-1 units from certain unitholders in connection with the IPO, as well as exchanges of Class B-1 units subsequent to the IPO (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock (or, at our election, cash of an equivalent value) ("Exchange"), and the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members pursuant to the Exchange Agreement, have resulted and are expected to continue to result in increases in our allocable tax basis in the assets of QLH. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
In connection with the IPO, we entered into the TRA with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA.
In addition to tax expenses, we will also make payments under the TRA, which we expect to be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. Further, we evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in the 2021 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $0.5 million change in our interest expense for the three months ended March 31, 2022.
Concentrations of credit risk and of significant demand and supply partners
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts, and believe we are not exposed to unusual credit risk beyond the normal credit risk in this area based on the financial strength of the institutions with which we maintain our deposits.
Our accounts receivable, which are unsecured, may expose us to credit risk based on their collectability. We control credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivable, and recording allowances for credit losses.
Customer concentrations consisted of one customer that accounted for approximately $19 million, or 13%, of revenue for the three months ended March 31, 2022, compared with three customers that collectively accounted for approximately $68 million, or 39%, of revenue for the three months ended March 31, 2021. There were no customers that accounted for more than 10% of our accounts receivable as of March 31, 2022, compared with our largest customer that accounted for approximately $7 million, or 10%, as of December 31, 2021.
Our supplier concentration can expose us to business risks. For the three months ended March 31, 2022, we had one supplier that accounted for approximately $14 million, or 11%, of total purchases, compared with two suppliers that collectively accounted for approximately $32 million, or 21%, of total purchases for the three months ended March 31, 2021. Our largest supplier accounted for approximately $8 million, or 15%, of total accounts payable as of March 31, 2022, compared with our two largest suppliers that collectively accounted for approximately $21 million, or 34%, as of December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The content of Part I, Item 1 "Financial Statements—Note 6 to the Consolidated Financial Statements—Commitments Contingencies - Litigation" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On March 14, 2022, the Board of Directors approved a share repurchase program that authorized the Company to purchase up to $5.0 million of the Company’s Class A common stock from time to time in open market transactions at prevailing prices or by other means in accordance with federal securities laws.
The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2022:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
January, 2022	99	$14.73	N/A	N/A
February, 2022	65,047	$12.59	N/A	N/A
March, 2022	—	$—	N/A	$5,000,000
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of our Class A Common Shares on NYSE on the purchase dates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated as of February 24, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 2, 2022
2.2	First Amendment to Asset Purchase Agreement, dated as of March 29, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 30, 2022
10.1+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated March 22, 2022	8-K	001-39671	10.1	March 28, 2022
10.2+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated March 22, 2022	8-K	001-39671	10.2	March 28, 2022
10.3+*	Form of Performance-Based Restricted Stock Unit Award Agreement for Founders under 2020 Omnibus Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	May 6, 2022	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer