Form 10-Q/A
period 2022-03-31
MediaAlpha, Inc.
filed 2022-05-06
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 ("the Amendment") on Form 10-Q/A is to amend the certification filed as Exhibit 31.2 to MediaAlpha, Inc.'s (the "Company") Form 10-Q for the quarterly period ended March 31, 2022, filed on May 6, 2022 (the “Original Filing”) to correct the inadvertent omission of the conformed signature. The certification was fully executed on May 6, 2022 and was in the Company's possession at the time of the Original Filing. Other than as set forth above, this Amendment does not modify, amend or update in any way the financial or other information contained in the Original Filing, nor does this Amendment reflect events that may have occurred after the Original Filing.

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