Form 10-Q
period 2022-06-30
MediaAlpha, Inc.
filed 2022-08-05
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 29, 2022, there were 42,125,835 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 19,170,493 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$35,194	$50,564
Accounts receivable, net of allowance for credit losses of $374 and $609, respectively	38,856	76,094
Prepaid expenses and other current assets	6,359	10,448
Total current assets	80,409	137,106
Intangible assets, net	36,327	12,567
Goodwill	47,739	18,402
Deferred tax asset	103,008	102,656
Other assets	18,395	19,073
Total assets	$285,878	$289,804
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$33,434	$61,770
Accrued expenses	13,204	13,716
Current portion of long-term debt	8,749	8,730
Total current liabilities	55,387	84,216
Long-term debt, net of current portion	198,686	178,069
Liabilities under tax receivables agreement, net of current portion	83,279	85,027
Other long-term liabilities	7,999	4,058
Total liabilities	$345,351	$351,370
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 42.2 million and 41.0 million shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	422	410
Class B common stock, $0.01 par value - 100 million shares authorized; 19.2 million and 19.6 million shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	192	196
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	443,514	419,533
Accumulated deficit	(440,691)	(424,476)
Total stockholders' equity (deficit) attributable to MediaAlpha, Inc.	$3,437	$(4,337)
Non-controlling interests	(62,910)	(57,229)
Total stockholders' (deficit)	$(59,473)	$(61,566)
Total liabilities and stockholders' deficit	$285,878	$289,804
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$103,449	$157,353	$246,048	$330,941
Costs and operating expenses
Cost of revenue	87,925	132,305	208,806	279,485
Sales and marketing	7,958	5,724	15,181	11,115
Product development	5,661	3,840	10,877	7,160
General and administrative	12,316	13,585	29,464	29,334
Total costs and operating expenses	113,860	155,454	264,328	327,094
(Loss) income from operations	(10,411)	1,899	(18,280)	3,847
Other expenses (income), net	44	171	(479)	21
Interest expense	1,956	2,237	3,315	4,538
Total other expense, net	2,000	2,408	2,836	4,559
(Loss) before income taxes	(12,411)	(509)	(21,116)	(712)
Income tax expense (benefit)	611	(125)	1,754	(489)
Net (loss)	$(13,022)	$(384)	$(22,870)	$(223)
Net (loss) attributable to non-controlling interest	(3,883)	(177)	(6,655)	(301)
Net (loss) income attributable to MediaAlpha, Inc.	$(9,139)	$(207)	$(16,215)	$78
Net (loss) income per share of Class A common stock
-Basic and diluted	$(0.22)	$(0.01)	$(0.39)	$0.00
Weighted average shares of Class A common stock outstanding
-Basic and diluted	41,705,344	37,667,432	41,279,146	35,414,548
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	19	—	—	19
Exchange of non-controlling interest for Class A common stock	60,197	—	(60,197)	—	(180)	—	180	—
Vesting of restricted stock units	593,810	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	13,688	—	85	13,773
Forfeiture of equity awards	(23,294)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(820)	—	—	(820)
Distributions to non-controlling interests	—	—	—	—	—	—	(130)	(130)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	880	—	—	880
Tax impact of changes in investment in partnership	—	—	—	—	43	—	—	43
Net (loss)	—	—	—	—	—	(7,076)	(2,772)	(9,848)
Balance at March 31, 2022	41,600,665	$416	19,561,718	$196	$433,157	$(431,552)	$(59,866)	$(57,649)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	4	—	—	4
Exchange of non-controlling interest for Class A common stock	297,747	3	(297,747)	(3)	(946)	—	946	—
Vesting of restricted stock units	674,674	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	15,733	—	47	15,780
Forfeiture of equity awards	(14,160)	—	(93,478)	(1)	(305)	—	306	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(966)	—	—	(966)
Distributions to non-controlling interests	—	—	—	—	—	—	(460)	(460)
Repurchases of Class A common stock	(321,150)	(3)	—	—	(3,454)	—	—	(3,457)
Tax impact of changes in investment in partnership	—	—	—	—	297	—	—	297
Net (loss)	—	—	—	—	—	(9,139)	(3,883)	(13,022)
Balance at June 30, 2022	42,237,776	$422	19,170,493	$192	$443,514	$(440,691)	$(62,910)	$(59,473)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,190	—	—	6,190
Exchange of non-controlling interest for Class A common stock	4,457,796	45	(4,457,796)	(45)	(12,716)	—	12,716	—
Vesting of restricted stock units	444,030	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	10,479	—	124	10,603
Forfeiture of equity awards	(58,608)	(1)	—	—	—	—	—	(1)
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,276)	—	—	(1,276)
Net income (loss)	—	—	—	—	—	285	(124)	161
Balance at March 31, 2021	38,214,274	$382	21,078,247	$210	$387,284	$(418,688)	$(58,629)	$(89,441)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	54	—	—	54
Exchange of non-controlling interest for Class A common stock	37,248	—	(37,248)	—	(106)	—	106	—
Vesting of restricted stock units	458,262	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	11,381	—	140	11,521
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(898)	—	—	(898)
Distributions to non-controlling interests	—	—	—	—	—	—	(110)	(110)
Net (loss)	—	—	—	—	—	(207)	(177)	(384)
Balance at June 30, 2021	38,709,784	$387	21,040,999	$210	$397,710	$(418,895)	$(58,670)	$(79,258)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss)	$(22,870)	$(223)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Non-cash equity-based compensation expense	29,616	22,123
Non-cash lease expense	357	246
Depreciation expense on property and equipment	197	173
Amortization of intangible assets	2,360	1,492
Amortization of deferred debt issuance costs	418	694
Change in fair value of contingent consideration	(2,845)	—
Credit losses	(127)	235
Deferred taxes	1,630	(865)
Tax receivable agreement liability adjustments	(589)	(156)
Changes in operating assets and liabilities:
Accounts receivable	38,691	21,775
Prepaid expenses and other current assets	4,057	2,472
Other assets	198	310
Accounts payable	(28,354)	(51,940)
Accrued expenses	(2,845)	(2,136)
Net cash provided by (used in) operating activities	$19,894	$(5,800)
Cash flows from investing activities
Purchases of property and equipment	(79)	(470)
Cash consideration paid in connection with CHT acquisition	(49,677)	—
Net cash (used in) investing activities	$(49,756)	$(470)
Cash flows from financing activities
Proceeds received from:
Revolving credit facility	25,000	—
Payments made for:
Term loan facility	(4,750)	—
Repurchases of Class A common stock	(3,382)	—
Distributions	(590)	(110)
Shares withheld for taxes on vesting of restricted stock units	(1,786)	(2,174)
Net cash provided by (used in) financing activities	$14,492	$(2,284)
Net (decrease) in cash and cash equivalents	(15,370)	(8,554)
Cash and cash equivalents, beginning of period	50,564	23,554
Cash and cash equivalents, end of period	$35,194	$15,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,865	$2,644
Income taxes paid, net of refunds	$(2,152)	$4
Non-cash Investing and Financing Activities:
Adjustments to liabilities under the tax receivable agreement	$(1,619)	$(53,519)
Establishment of deferred tax assets in connection with the Reorganization Transactions	$(1,642)	$(59,763)
Right-of-use assets obtained in exchange of lease obligations	$—	$3,641
Fair value of contingent consideration in connection with CHT acquisition	$7,007	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2021 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2022.
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
Revisions to previously issued consolidated financial statements
On December 31, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842) effective from January 1, 2021 using the optional transition approach by applying the new standard to all leases existing at the date of initial application and prior periods were not restated. In connection with the adoption, quarterly amounts presented in the Company's prior Form 10-Q were revised. The impact of the adjustments was immaterial to the Company's consolidated financial statements.
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.4 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively.
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
Customer concentrations consisted of one customer that accounted for approximately $13 million, or 13%, and $32 million, or 13%, of revenue for the three and six months ended June 30, 2022, respectively, compared with two customers that collectively accounted for approximately $45 million, or 28%, and $95 million, or 29%, of revenue for the three and six months ended June 30, 2021, respectively. The Company's largest customer accounted for approximately $5 million, or 13%, of total accounts receivable as of June 30, 2022, compared with approximately $7 million, or 10%, of total accounts receivable as of December 31, 2021.

The Company’s supplier concentration can expose the Company to business risks. For the three and six months ended June 30, 2022, the Company had one supplier that accounted for approximately $10 million, or 10%, and $24 million, or 10%, of total purchases, respectively, compared with no supplier that accounted for more than 10% of total purchases for the three and six months ended June 30, 2021. The Company's largest supplier accounted for approximately $6 million, or 18%, of total accounts payable as of June 30, 2022, compared with the Company's two largest suppliers that collectively accounted for approximately $21 million, or 34%, of total accounts payable as of December 31, 2021.
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it has contractually committed to pay the holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. During the three and six months ended June 30, 2022, payments of zero and $0.2 million, respectively were made pursuant to the TRA.
The Company paid $1.3 million and $2.2 million during the three and six months ended June 30, 2022, respectively, to White Mountains related to settlement of federal and state income tax refunds for periods prior to the Reorganization Transactions. The Company recognized additional amounts reimbursable to White Mountains of $0.4 million and $0.5 million during the three and six months ended June 30, 2022, respectively. The total amount reimbursable to White Mountains was $0.5 million as of June 30, 2022 and $2.3 million as of December 31, 2021.
Equity-based compensation
The Company incurs equity-based compensation expense from restricted stock units (“RSUs”) and the unvested Restricted Class A shares and QLH Restricted Class B-1 units. Equity-classified awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date and not subsequently remeasured unless modified. Liability-classified awards are measured at fair value on the grant date and remeasured at each reporting period until the award is settled.
For awards subject to service conditions only, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. The recognition period for these expenses begins at either the applicable service inception date or grant date and continues throughout the requisite service period. Compensation expense for RSUs granted with a performance condition is recognized on a graded vesting basis over the requisite service period. The amount of compensation expense at each reporting period related to the performance based restricted stock units ("PRSUs") is determined based on the Company's assessment of the probability of achieving the requisite performance criteria.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The guidance in ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue
Open marketplace transactions	$99,633	$152,522	$237,729	$321,870
Private marketplace transactions	3,816	4,831	8,319	9,071
Total	$103,449	$157,353	$246,048	$330,941
The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue
Property & casualty insurance	$57,571	$109,337	$145,025	$234,878
Health insurance	33,163	33,688	75,272	69,584
Life insurance	7,005	7,479	14,072	15,432
Other (1)	5,710	6,849	11,679	11,047
Total	$103,449	$157,353	$246,048	$330,941
(1)Other verticals include Travel, Education, and Consumer Finance.
3. Business Combinations
On February 24, 2022, QuoteLab, LLC (“QL”), a wholly owned subsidiary of QLH, and CHT Buyer, LLC, a wholly owned subsidiary of QL ("Buyer"), entered into an Asset Purchase Agreement (as amended, the “Agreement”) to acquire substantially all of the assets of Customer Helper Team, LLC ("Seller" or "CHT"). CHT is a provider of customer generation and acquisition services for Medicare insurance, automobile insurance, health insurance, life insurance, debt settlement, and credit repair companies. The Company acquired CHT to increase its customer generation capabilities on various social media and short form video platforms. The transaction was closed on April 1, 2022.
The Company accounted for the transaction as a business combination using the acquisition method of accounting as CHT contained inputs and processes that were capable of being operated as a business. The acquisition date fair value of the purchase consideration for the acquisition was $56.7 million, and consisted of the following (in thousands):

Fair Value
Cash consideration (net of working capital adjustments)	$49,677
Contingent consideration	7,007
Total purchase consideration	$56,684
A portion of the cash consideration paid at closing was funded by drawing $25.0 million under the 2021 Revolving Credit Facility, and the balance was funded from the Company's cash on hand as of the closing.

The Agreement also provides that the Company shall pay contingent consideration which could range from zero to $20.0 million, based upon CHT's achievement of certain revenue and gross margin targets for the two successive 12-month periods following the closing, as set forth in the Agreement. The contingent consideration has been classified as a liability and the estimated fair value was determined using a Monte Carlo model based on the revenue and gross margin projected to be generated by CHT during the applicable periods. The contingent consideration is subject to remeasurement at each reporting date until paid, with any adjustment resulting from the remeasurement reported within general & administrative expenses in the consolidated statements of operations. The fair value measurements of the contingent consideration are based primarily on significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy as defined in ASC 820.

Transaction-related costs incurred by the Company were $0.2 million and $0.5 million and were expensed as incurred and included in general and administrative expenses in the Company's consolidated statement of operations for the three and six months ended June 30, 2022, respectively.
In accordance with the acquisition method of accounting, the purchase consideration has been allocated to the assets acquired and liabilities assumed based on their fair values on the date of the acquisition as follows (in thousands):

Accounts receivable	$1,275
Prepaid expenses and other current assets	17
Intangible assets	26,120
Goodwill	29,337
Accounts payable	(18)
Accrued expenses	(47)
Net assets acquired	$56,684
The Company considers the measurement period to be one year form the date of acquisition. The fair value of working capital related items, including accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximated their book values as of the closing date of the acquisition.
The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill. The resulting goodwill is attributable primarily to CHT's assembled workforce and the expanded market opportunities provided by the CHT business by increasing the Company’s ability to generate Consumer Referrals on various social media and short form video platforms. The goodwill resulting from the acquisition is tax deductible. For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes as of the closing date of the acquisition was $22.6 million. The Company's estimate of the amount of tax deductible goodwill may change as the amounts of the payments of contingent consideration, if any, are finalized.
The identifiable intangible assets for the transaction are definite lived assets. The intangible assets are measured at fair value on a nonrecurring basis and are based primarily on significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy as defined in ASC 820. The acquired intangible asset categories, fair value, and amortization periods, were as follows (in thousands):

	Useful lives	Fair Value
Customer relationships	7 years	$18,460
Trademarks, trade names, and domain names	10 years	7,660
		$26,120
Customer relationships represent the fair value of the existing contractual relationships and were calculated using the excess earnings methodology of the income approach. The fair value for trademarks, trade names, and domain names was calculated using the relief-from-royalty methodology of the income approach. These fair value measurements were determined using risk-adjusted discount rates of 18.0%.
The weighted average life of intangible assets as of the acquisition date was 7.9 years. The fair value of the identified intangible assets subject to amortization will be amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received.
Revenue and pretax loss of CHT included in the Company’s results from the acquisition date of April 1, 2022 through June 30, 2022 are as follows (in thousands):

Total revenues	$2,134
Pretax loss	$(803)

The following pro forma financial information summarizes the combined results of operations for the Company and CHT, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total revenues	$103,449	$164,504	$252,318	$345,068
Pretax (loss) income	$(12,398)	$(227)	$(19,606)	$10
The pro forma financial information for all periods presented above has been calculated after adjusting the results of CHT to reflect certain business combination and one-time accounting effects such as fair value adjustment of amortization expense from acquired intangible assets, interest expense on the amounts drawn under the 2021 Revolving Credit facility, and acquisition costs as though the acquisition occurred as of the beginning of the Company’s fiscal 2021. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable and factually supportable. The pro forma financial information does not include the impact of remeasurement adjustments to the contingent considerations and restricted stock units granted to employees of CHT on the date of acquisition for post combination services and are included within the periods they were incurred. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021.
4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		June 30, 2022			December 31, 2021
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(14,836)	$28,664	$25,040	$(12,730)	$12,310
Non-compete agreements	60	303	(286)	17	303	(268)	35
Trademarks, trade names, and domain names	60 - 120	8,884	(1,238)	7,646	1,224	(1,002)	222
Intangible assets		$52,687	$(16,360)	$36,327	$26,567	$(14,000)	$12,567
Goodwill	Indefinite	$47,739	$—	$47,739	$18,402	$—	$18,402
Amortization expense related to intangible assets amounted to $1.7 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	June 30, 2022		December 31, 2021
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance	$18,402	$12,567	$18,402	$15,551
Additions to goodwill and intangible assets	29,337	26,120	—	—
Amortization	—	(2,360)	—	(2,984)
Ending balance	$47,739	$36,327	$18,402	$12,567

As of June 30, 2022, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2022–Remaining Period	$3,396
2023	6,917
2024	6,427
2025	5,759
2026	5,142
Thereafter	8,686
$36,327
5. Accrued expenses
Accrued expenses include the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Accrued payroll and related expenses	$2,811	$5,030
Accrued operating expenses	2,146	1,103
6. Long-term debt
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
Long-term debt consisted of the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
2021 Term Loan Facility	$185,250	$190,000
2021 Revolving Credit Facility	25,000	—
Debt issuance costs	(2,815)	(3,201)
Total debt	$207,435	$186,799
Less: current portion, net of debt issuance costs of $751 and $770, respectively	(8,749)	(8,730)
Total long-term debt	$198,686	$178,069
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning on the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made and will mature on July 29, 2026. Accordingly, the amount of mandatory quarterly principal payable amount under the 2021 Term Loan within the next twelve months has been classified within the current portion of long-term debt and the remaining balance as long-term debt, net of current portion on the consolidated balance sheets. The 2021 Revolving Credit Facility does not amortize and will mature on July 29, 2026 and has been classified as non-current within long-term debt, net of current portion on the consolidated balance sheet.

The Company incurred interest expense on the 2021 Term Loan Facility of $1.7 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facility of $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. Accrued interest was $1.8 million as of June 30, 2022 and $1.7 million as of December 31, 2021, and is included within accrued expenses on the consolidated balance sheets.
The expected future principal payments for all borrowings as of June 30, 2022 was as follows:

(in thousands)	Contractual maturity

2022–Remaining Period	$4,750
2023	9,500
2024	9,500
2025	9,500
2026	177,000
Debt and issuance costs	210,250
Unamortized debt issuance costs	(2,815)
Total debt	$207,435
The carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates the fair values thereof as the borrowings have a variable interest rate structure with no prepayment penalties and are classified within the Level 2 of the valuation hierarchy.
7. Commitments and contingencies
Litigation
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
As of June 30, 2022 and December 31, 2021, the Company did not have any contingency reserves established for any litigation liabilities.
8. Equity-based compensation
The Company’s equity-based compensation plans are fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Equity-based compensation plans" in the 2021 Annual Report on Form 10-K and below as it relates to PRSUs.
Performance-Based Restricted Stock Units
In April 2022, the Company granted PRSUs to certain officers under the 2020 Omnibus Incentive Plan. Each PRSU represents the right to receive one share of Class A common stock upon vesting. The PRSUs granted vest based on the achievement of certain performance measures, as determined by the Compensation Committee of the Company's Board of Directors, with the resulting value earned divided by the weighted-average closing price of the Company's Class A common stock for the 90-day period preceding such determination to yield the number of PRSUs to be vested. The expected vesting period of such PRSUs is approximately one year.
The PRSUs are liability-classified awards, as they are based on a fixed dollar amount to be settled in a variable number of shares. At each reporting period, the Company recognizes any related expense based on the estimated probability of the achievement of these performance measures and the portion of the requisite service period completed. The amount of expense recognized in any period can vary based on changes in the expected achievement of the specified performance measures. If such performance measures are determined to be not likely to be met, or are ultimately not met, no further expense is recognized and any previously recognized expense is reversed. Upon vesting of the PRSUs, the Company will issue the resulting number of shares of Class A common stock to the officers.
Equity-based compensation cost recognized for equity based awards outstanding during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
QLH Class B units	$—	$—	$—	$—
QLH restricted Class B-1 units	47	140	132	265
Restricted Class A shares	213	285	561	552
Restricted stock units	15,520	11,096	28,860	21,306
Performance restricted stock units	63	—	63	—
Total equity-based compensation	$15,843	$11,521	$29,616	$22,123
Equity-based compensation cost was allocated to the following expense categories in the consolidated statements of operations during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,240	$442	$1,638	$842
Sales and marketing	2,769	1,981	5,474	3,683
Product development	2,646	1,665	4,895	2,997
General and administrative	9,188	7,433	17,609	14,601
Total equity-based compensation	$15,843	$11,521	$29,616	$22,123
As of June 30, 2022, total unrecognized compensation cost related to unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs was $0.2 million, $1.3 million, $108.0 million, and $0.2 million, respectively, which are expected to be recognized over weighted-average periods of 1.11 years, 1.41 years, 2.43 years, and 0.70 years, respectively.
9. Stockholders' Equity (Deficit)
Share Repurchase Program
On March 14, 2022, the Board of Directors approved a Share Repurchase Program ("Repurchase Program") that authorized the Company to repurchase up to $5.0 million of the Company’s Class A common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The timing and amount of any share repurchases are determined by the Company’s management based on their ongoing evaluation of market conditions, the Company’s capital needs, debt covenants and other factors. The Repurchase Program does not obligate the Company to repurchase a fixed number of shares and any repurchases are accounted for as of the trade date with a corresponding liability. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased is recorded as an adjustment to additional-paid-in capital. During the three and six months ended June 30, 2022, 321,150 shares of Class A common stock were repurchased for an aggregate amount of $3.5 million.
10.Fair Value Measurements
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis by level, within the valuation hierarchy:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$4,162	$4,162
Total liabilities	$—	$—	$4,162	$4,162

December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy. The following table summarizes the changes in the contingent consideration:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning fair value	$—	$—	$—	$—
Additions in the period	7,007	—	7,007	—
Change in fair value	(2,845)	—	(2,845)	—
Ending fair value	$4,162	$—	$4,162	$—

Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of CHT. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive 12-month periods following the closing of the acquisition. The Company used the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets and were determined using risk-adjusted discount rates and volatility for the revenue target of 6.0% and 12.5%, respectively and for the gross profit target of 19.0% and 70.0%, respectively. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

The fair value of the contingent consideration was remeasured as of June 30, 2022, and was determined to be $4.2 million based on CHT's projected revenue and gross margin for the applicable periods, and the resulting projected achievement levels of the financial targets. As of June 30, 2022, $1.0 million was included within accrued expenses as current and $3.2 million included within other long term liabilities on the Company's consolidated balance sheets.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was (4.9)% and (8.3)% for the three and six months ended June 30, 2022, respectively. The Company’s effective income tax rate was 24.6% and 68.7% for the three and six months ended June 30, 2021, respectively.

The following table summarizes the Company's income tax expense (benefit):

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
(Loss) before income taxes	$(12,411)	$(509)	$(21,116)	$(712)
Income tax expense (benefit)	$611	$(125)	$1,754	$(489)
Effective Tax Rate	(4.9)%	24.6%	(8.3)%	68.7%
The Company's effective tax rate of (4.9)% and (8.3)% for the three and six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items.
There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and six months ended June 30, 2022, holders of Class B-1 units exchanged a total of 297,747 and 357,944 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (the “Exchanges”). In connection with the Exchanges, the Company recognized an additional deferred tax asset of $1.1 million and $1.3 million during the three and six months ended June 30, 2022, respectively, associated with the basis difference in its investment in QLH. As of June 30, 2022, the total deferred tax asset related to the basis difference in the Company's investment in QLH was $80.0 million. The Company also recognized $0.3 million and $0.4 million of deferred tax assets for the three and six months ended June 30, 2022, respectively, related to additional tax basis increases generated from expected future payments under the Tax Receivables Agreement (“TRA”) and expected future deductions for imputed interest on such payments.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2022, there were no material changes to the Company's valuation allowance and the Company's assessment of the realizability of its deferred tax assets.
Tax Receivables Agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with Insignia, White Mountains, and the Senior Executives. The Company expects to obtain an increase in its share of the tax basis in the net assets of QLH as Class B-1 units are exchanged for shares of Class A common stock (or, at the Company's election, redeemed for cash of an equivalent value). The Company intends to treat any redemptions and exchanges of Class B-1 units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
The Exchanges resulted in an increase in the tax basis of the Company's investment in QLH subject to the provisions of the TRA. As a result, the Company recognized an additional liability in the amount of $1.4 million and $1.6 million for the TRA-related payments during the three and six months ended June 30, 2022, respectively, representing 85% of the aggregate tax benefits it expects to realize from the increases in tax basis related to the redemption of Class B-1 units, after concluding it was probable that such TRA payments would be paid based on management's estimates of future taxable income.
During the three and six months ended June 30, 2022 , the Company paid $0 and $0.2 million pursuant to the TRA, respectively. As of June 30, 2022, the total amount of payments expected to be paid under the TRA was $86.1 million, of which $2.8 million was included in accrued expenses on the Company's consolidated balance sheets.

12. Earnings (Loss) Per Share

	Three months ended June 30,		Six Months Ended June 30,
(in thousands except share data and per share amount)	2022	2021	2022	2021
Basic
Net (loss)	$(13,022)	$(384)	$(22,870)	$(223)
Less: net (loss) attributable to non-controlling interest	(3,883)	(177)	(6,655)	(301)
Net (loss) income available for basic common shares	$(9,139)	$(207)	$(16,215)	$78
Weighted-average shares of Class A common stock outstanding - basic and diluted	41,705,344	37,667,432	41,279,146	35,414,548
(Loss) earnings per share of Class A common stock - basic and diluted	$(0.22)	$(0.01)	$(0.39)	$0.00
The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2022 as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	June 30, 2022	June 30, 2021
QLH Class B-1 Units	19,206,446	21,076,952
Restricted Class A Shares	332,072	789,999
Restricted stock units	6,371,147	4,850,011
Potential dilutive shares	25,909,665	26,716,962
The outstanding PRSUs were not included in the potentially dilutive securities as of June 30, 2022 as the performance conditions have not been met.
13.Non-Controlling Interest
In accordance with QLH’s limited liability company agreement, the Company allocates the share of net income (loss) to the holders of non-controlling interests pro-rata to their holdings at a point in time. The non-controlling interests balance represents the Class B-1 units, substantially all of which are held by Insignia and the Senior Executives. During the six months ended June 30, 2022, holders of Class B-1 units exchanged 357,944 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis.
As of June 30, 2022, the holders of the non-controlling interests owned 31.2%, with the remaining 68.8% owned by MediaAlpha, Inc. As of December 31, 2021, the holders of the non-controlling interests owned 32.1%, with the remaining 67.9% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $859 million in Transaction Value across our platform over the twelve-month period ended June 30, 2022.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended June 30, 2022, the websites of our diversified group of supply partners and our proprietary websites drove an average of 8.2 million Consumer Referrals on our platform each month.
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

Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform declined to $182.9 million and $421.9 million for the three and six months ended June 30, 2022, respectively, from $256.5 million and $519.0 million for the three and six months ended June 30, 2021, respectively, due primarily to a decrease in customer acquisition spending by P&C insurance carriers in response to reductions in underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, and resulting in strong retention rates. For the three and six months ended June 30, 2022, 95% and 98% of total insurance Transaction Value executed on our platform, respectively, came from demand partner relationships in existence during 2021.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and longstanding and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the three and six months ended June 30, 2022, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform declined to 22.3 million and 47.0 million for the three and six months ended June 30, 2022, respectively, from 22.9 million and 47.4 million for the three and six months ended June 30, 2021, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles in the auto insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. We believe that the auto insurance industry is currently in a "hard” market due to higher than expected underwriting losses, and that many P&C insurance carriers are reducing their customer acquisition spending until they can increase their premium rates, the timing of which is difficult to predict.

Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020, and number of other states, including Colorado, Connecticut, Utah, and Virginia, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2021 Annual Report on Form 10-K.
In addition, we are impacted by the regulation of the insurance carriers with whom we do business. In most states, insurance carriers are required to obtain approval of their premium rates from the regulatory authority in such states. The timing of such approval process, as well as the willingness of insurance regulators to approve rate increases, can impact the profitability of new policies and the level of customer acquisition spending by carriers in a given period, which in turn can cause fluctuations in our revenue and earnings.
COVID-19
While the COVID-19 pandemic has changed the physical working environment of the substantial majority of our workforce to working from home, it has otherwise caused only minor disruptions to our business operations with a limited impact on our operating results thus far. Our Travel vertical is largely driven by consumer spending on airfare, hotels, rentals and other travel products. As a result of COVID-19, we have experienced a dramatic decline in revenue from the Travel vertical and expect this trend to continue for the foreseeable future. For the three and six months ended June 30, 2022, 2021, and 2020, revenue from the Travel vertical comprised approximately 3.9%, 2.7%, and 0.3% and 3.2%, 2.0%, and 3.9%, respectively, of our total revenue. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future. In addition, supply chain disruptions and cost increases caused by the pandemic and other inflationary pressures have contributed to higher-than-expected property and casualty insurance claims costs, which has led many carriers to continue to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C vertical, and the duration and extent of this impact are difficult to estimate beyond the third quarter of 2022.
Recent developments
On April 1, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT"), a provider of customer generation and acquisition services for Medicare insurance, automobile insurance, health insurance, life insurance, debt settlement, and credit repair companies on the terms and subject to the conditions set forth in the Asset Purchase Agreement (as amended, the “Agreement”). We believe the acquisition is a good strategic fit with our long-term objectives and will increase our ability to generate Consumer Referrals on various social media and short form video platforms. The purchase price for the acquisition included cash consideration of $49.7 million paid at closing plus contingent cash consideration of up to $20.0 million based on CHT’s achievement of revenue and profitability targets for the two successive 12-month periods following the closing. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing.
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

In our Open Marketplace transactions, we have control over the Consumer Referrals that are sold to our demand partners. In these arrangements, we have separate agreements with suppliers and demand partners. Suppliers are not a party to the contractual arrangements with our demand partners, nor are the suppliers the beneficiaries of our demand partner agreements. We generate revenue from the sale of consumer referrals from our demand partners and separately pay (i) a revenue share to suppliers and (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in the Open Marketplace transactions. As a result, the fees paid by demand partners are recognized as revenue and the fees paid to suppliers are included in cost of revenue.
With respect to our Private Marketplace transactions, buyers and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge the supplier a platform fee on the Consumer Referrals transacted. We act as an agent in the Private Marketplace transactions and recognize revenue for the platform fee received. There are no other payments made by us to suppliers in our Private Marketplace.
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
General and administrative
General and administrative expenses consist primarily of an allocation of personnel expenses for executive, finance, legal, human resources, and business analytics employees, and include salaries, wages and benefits, including non-cash equity-based compensation. General and administrative expenses also include professional services and an allocated portion of rent and facilities expenses and depreciation and amortization expense and any change in fair value of contingent consideration.
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs associated with these arrangements.
Provision for income taxes
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc. As our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of June 30, 2022, our ownership interest in QLH was 68.8%.
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
Operating results for the three months ended June 30, 2022 and 2021
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands)	2022		2021
Revenue	$103,449	100.0%	$157,353	100.0%
Costs and operating expenses
Cost of revenue	87,925	85.0%	132,305	84.1%
Sales and marketing	7,958	7.7%	5,724	3.6%
Product development	5,661	5.5%	3,840	2.4%
General and administrative	12,316	11.9%	13,585	8.6%
Total costs and operating expenses	113,860	110.1%	155,454	98.8%
(Loss) income from operations	(10,411)	(10.1)%	1,899	1.2%
Other expenses, net	44	0.0%	171	0.1%
Interest expense	1,956	1.9%	2,237	1.4%
Total other expense, net	2,000	1.9%	2,408	1.5%
(Loss) before income taxes	(12,411)	(12.0)%	(509)	(0.3)%
Income tax expense (benefit)	611	0.6%	(125)	(0.1)%
Net (loss)	$(13,022)	(12.6)%	$(384)	(0.2)%
Net (loss) attributable to non-controlling interest	(3,883)	(3.8)%	(177)	(0.1)%
Net (loss) attributable to MediaAlpha, Inc.	$(9,139)	(8.8)%	$(207)	(0.1)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.22)		$(0.01)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	41,705,344		37,667,432

Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Property & Casualty insurance	$57,571	$(51,766)	(47.3)%	$109,337
Percentage of total revenue	55.7%			69.5%
Health insurance	33,163	(525)	(1.6)%	$33,688
Percentage of total revenue	32.1%			21.4%
Life insurance	7,005	(474)	(6.3)%	$7,479
Percentage of total revenue	6.8%			4.8%
Other	5,710	(1,139)	(16.6)%	$6,849
Percentage of total revenue	5.5%			4.4%
Revenue	$103,449	(53,904)	(34.3)%	$157,353
The decrease in P&C insurance revenue for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures and certain carriers and supply partners shifting their transactions with each other from our Open Marketplace to our Private Marketplace due to lower platform fees for our Private Marketplace, which are recognized on a net revenue basis . The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. We are currently unable to predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the third quarter of 2022.
The decrease in health insurance revenue for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was driven by reduced customer acquisition spending in our marketplaces by Medicare insurance partners, offset in part by additional revenue of $1.7 million during the three months ended June 30, 2022 as a result of the CHT acquisition. In addition, revenue from this vertical during the three months ended June 30, 2021 was positively impacted by a special extended enrollment period during such period, which did not repeat in the current year.
The decrease in life insurance revenue for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was driven by a continued decrease in customer shopping for life insurance as concerns related to COVID-19 eased.
The decrease in other revenue for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was driven primarily by a decrease in our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates, offset in part by the addition of revenue generated from the credit vertical of CHT, which the Company exited during the second quarter of 2022. In addition, revenue from our education vertical decreased to $0.3 million during the three months ended June 30, 2022 from $0.5 million during the three months ended June 30, 2021. Revenue from the education vertical is not material to our operations, and we expect to fully exit such vertical during the third quarter of 2022.
Cost of revenue
The following table presents our cost of revenue for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Cost of revenue	$87,925	$(44,380)	(33.5)%	$132,305
Percentage of revenue	85.0%			84.1%

The decrease in cost of revenue for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was driven primarily by lower revenue share payments to suppliers due to the overall decrease in revenue, as well as a higher mix of transactions in our Private Marketplace, which are recorded on a net revenue basis.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Sales and marketing	$7,958	$2,234	39.0%	$5,724
Percentage of revenue	7.7%			3.6%
The increase in sales and marketing expenses for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was due to an increase in equity-based compensation expense of $0.8 million, an increase in personnel-related costs of $0.7 million resulting from headcount additions related to our acquisition of CHT, and an increase in amortization expense of $0.8 million related to intangible assets arising from our acquisition of CHT.
Product development
The following table presents our product development expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Product development	$5,661	$1,821	47.4%	$3,840
Percentage of revenue	5.5%			2.4%
The increase in product development expenses for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was due primarily to an increase in equity-based compensation expense of $1.0 million and an increase in personnel-related costs of $0.7 million resulting from planned headcount additions to continue to enhance our technology.
General and administrative
The following table presents our general and administrative expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
General and administrative	$12,316	$(1,269)	(9.3)%	$13,585
Percentage of revenue	11.9%			8.6%
The decrease in general and administrative expenses for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was due primarily to a gain of $2.8 million recorded on remeasurement of the contingent consideration related to CHT for the three months ended June 30, 2022 as the fair value declined due to lower projected revenue and gross profit targets for CHT and lower professional fees, offset in part by an increase in equity-based compensation expense of $1.8 million.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Cost of revenue	$1,240	$798	180.5%	$442
Sales and marketing	2,769	788	39.8%	1,981
Product development	2,646	981	58.9%	1,665
General and administrative	9,188	1,755	23.6%	7,433
Total	$15,843	$4,322	37.5%	$11,521
The increase in equity-based compensation expense for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was driven primarily by expenses related to additional restricted stock units granted to employees as part of the annual incentive process and to restricted stock units granted to the employees added as part of our acquisition of CHT.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Sales and Marketing	$1,525	$779	104.4%	$746
General and administrative	152	152	100.0%	—
Total	$1,677	$931	124.8%	$746
The increase in amortization expense for the three months ended June 30, 2022, compared with the three months ended June 30, 2021 was driven by the amortization of intangible assets arising from our acquisition of CHT.
Other expenses, net
The following table presents our other expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Other expenses, net	$44	$(127)	(74.3)%	$171
Percentage of revenue	0.0%			0.1%
The decrease in other expenses for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was not material.
Interest expense
The following table presents our interest expense for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Interest expense	$1,956	$(281)	(12.6)%	$2,237
Percentage of revenue	1.9%			1.4%
The decrease in interest expense for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was driven by a lower interest rate on the 2021 Credit Facility resulting from the refinancing of our 2020 Credit Facilities, offset by the interest on amounts drawn on our 2021 Revolver Credit Facility in connection with our acquisition of CHT.

Income tax expense (benefit)
The following table presents our income tax expense for the three months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2022	$	%	Three Months Ended June 30, 2021
Income tax expense (benefit)	$611	$736	(588.8)%	$(125)
Percentage of revenue	0.6%			(0.1)%
For the three months ended June 30, 2022, we recorded an income tax expense of $0.6 million resulting from our effective tax rate of (4.9)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the three months ended June 30, 2021, we recorded an income tax benefit of $0.1 million resulting from our effective tax rate of 24.6% which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, and the impact of tax benefits associated with equity-based awards.
Operating results for the six months ended June 30, 2022 and 2021
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022		2021
Revenue	$246,048	100.0%	$330,941	100.0%
Costs and operating expenses
Cost of revenue	208,806	84.9%	279,485	84.5%
Sales and marketing	15,181	6.2%	11,115	3.4%
Product development	10,877	4.4%	7,160	2.2%
General and administrative	29,464	12.0%	29,334	8.9%
Total costs and operating expenses	264,328	107.4%	327,094	98.8%
(Loss) income from operations	(18,280)	(7.4)%	3,847	1.2%
Other (income) expenses, net	(479)	(0.2)%	21	0.0%
Interest expense	3,315	1.3%	4,538	1.4%
Total other expense, net	2,836	1.2%	4,559	1.4%
(Loss) before income taxes	(21,116)	(8.6)%	(712)	(0.2)%
Income tax expense (benefit)	1,754	0.7%	(489)	(0.1)%
Net (loss)	$(22,870)	(9.3)%	$(223)	(0.1)%
Net (loss) attributable to non-controlling interest	(6,655)	(2.7)%	(301)	(0.1)%
Net (loss) income attributable to MediaAlpha, Inc.	$(16,215)	(6.6)%	$78	0.0%
Net (loss) income per share of Class A common stock
-Basic and diluted	$(0.39)		$0.00
Weighted average shares of Class A common stock outstanding
-Basic and diluted	41,279,146		35,414,548

Revenue
The following table presents our revenue, disaggregated by vertical, for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Property & Casualty insurance	$145,025	$(89,853)	(38.3)%	$234,878
Percentage of total revenue	58.9%			71.0%
Health insurance	75,272	5,688	8.2%	$69,584
Percentage of total revenue	30.6%			21.0%
Life insurance	14,072	(1,360)	(8.8)%	$15,432
Percentage of total revenue	5.7%			4.7%
Other	11,679	632	5.7%	$11,047
Percentage of total revenue	4.7%			3.3%
Revenue	$246,048	(84,893)	(25.7)%	$330,941
The decrease in P&C insurance revenue for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures and certain carriers and supply partners shifting their transactions with each other from our Open Marketplace to our Private Marketplace due to lower platform fees for our Private Marketplace, which are recognized on a net revenue basis. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. We are currently unable to predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the third quarter of 2022.
The increase in health insurance revenue for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was driven by increased customer acquisition spending in our marketplaces by health insurance carriers and brokers, as well as by an increased supply of customer referrals to our marketplaces by our supply partners and our proprietary websites due to the increased demand, as well as by the addition of $1.7 million of revenue during the second quarter of 2022 as a result of the CHT acquisition. Additionally, the Open and Annual Enrollment periods for fiscal 2021, which typically end by December 15th, were extended until January 15, 2022, resulting in increased revenue from our health insurance vertical during the first quarter of 2022. These increases were offset in part by reduced customer acquisition spending in our marketplaces by Medicare insurance partners in the second quarter of 2022.
The decrease in life insurance revenue for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was driven by a decrease in customers shopping for life insurance as concerns related to COVID-19 eased.
The increase in other revenue for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was driven primarily by an increase in our travel vertical, due to the easing of concerns related to COVID-19, and to the addition of revenue generated from the credit vertical of CHT, which the Company exited during the second quarter of 2022, offset in part by a decline in revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates. In addition, revenue from our education vertical decreased to $0.9 million during the six months ended June 30, 2022 from $1.0 million during the six months ended June 30, 2021. Revenue from the education vertical is not material to our operations, and we expect to fully exit such vertical during the third quarter of 2022.
Cost of revenue
The following table presents our cost of revenue for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Cost of revenue	$208,806	$(70,679)	(25.3)%	$279,485
Percentage of revenue	84.9%			84.5%

The decrease in cost of revenue for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was driven by lower revenue share payments to suppliers due to the overall decrease in revenue as well as a higher mix of transactions in our Private Marketplace, which are recorded on a net revenue basis.
Sales and marketing
The following table presents our sales and marketing expenses for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Sales and marketing	$15,181	$4,066	36.6%	$11,115
Percentage of revenue	6.2%			3.4%
The increase in sales and marketing expenses for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was due primarily to an increase in equity-based compensation expense of $1.8 million, an increase in personnel-related costs of $1.5 million resulting from planned headcount additions, and an increase in amortization expense of $0.7 million related to the amortization of intangible assets arising from our acquisition of CHT.
Product development
The following table presents our product development expenses for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Product development	$10,877	$3,717	51.9%	$7,160
Percentage of revenue	4.4%			2.2%
The increase in product development expenses for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was due primarily to an increase in equity-based compensation expense of $1.9 million and an increase in personnel-related costs of $1.5 million resulting from planned headcount additions to continue to enhance our technology.
General and administrative
The following table presents our general and administrative expenses for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
General and administrative	$29,464	$130	0.4%	$29,334
Percentage of revenue	12.0%			8.9%
The increase in general and administrative expenses for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was due primarily to an increase in equity-based compensation expense of $3.0 million and an increase in personnel-related costs of $0.8 million resulting from planned headcount additions offset by a gain of $2.8 million recorded on remeasurement of the contingent consideration related to CHT as the fair value declined due to lower projected revenue and gross profit targets for CHT and by lower legal and professional fees incurred in the current year period due to expenses incurred in the prior year period related to the Secondary offering and our first year of being subject to Section 404(b) of the Sarbanes-Oxley Act that did not repeat in the current year period.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Cost of revenue	$1,638	$796	94.5%	$842
Sales and marketing	5,474	1,791	48.6%	3,683
Product development	4,895	1,898	63.3%	2,997
General and administrative	17,609	3,008	20.6%	14,601
Total	$29,616	$7,493	33.9%	$22,123
The increase in equity-based compensation expense for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was driven primarily by expenses related to additional restricted stock units granted to employees as part of the annual incentive process and to restricted stock units granted to the employees added as part of our acquisition of CHT.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Sales and Marketing	$2,208	$716	48.0%	$1,492
General and administrative	152	152	100.0%	—
Total	$2,360	$868	58.2%	$1,492
The increase in amortization expense for the six months ended June 30, 2022 compared with the six months ended June 30, 2021 was related to intangible assets arising from our acquisition of CHT.
Other (income) expenses, net
The following table presents our other income for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Other (income) expenses, net	$(479)	$(500)	(2,381.0)%	$21
Percentage of revenue	(0.2)%			0.0%
The increase in other income for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was driven primarily by adjustments to the estimated future state tax benefits related to the tax receivables agreement ("TRA").
Interest expense
The following table presents our interest expense for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Interest expense	$3,315	$(1,223)	(27.0)%	$4,538
Percentage of revenue	1.3%			1.4%
The decrease in interest expense for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was driven by a lower interest rate on the 2021 Credit Facility resulting from the refinancing of our 2020 Credit Facilities offset by the interest on amounts drawn on our 2021 Revolver Credit Facility in connection with our acquisition of CHT.

Income tax expense (benefit)
The following table presents our income tax expense for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Income tax expense (benefit)	$1,754	$2,243	(458.7)%	$(489)
Percentage of revenue	0.7%			(0.1)%
For the six months ended June 30, 2022, we recorded an income tax expense of $1.8 million resulting from our effective tax rate of (8.3)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the six months ended June 30, 2021, we recorded an income tax benefit of $0.5 million resulting from our effective tax rate of 68.7% which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, nondeductible transaction costs associated with the Secondary Offering and the impact of tax benefits associated with equity-based awards.
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

The following table reconciles Adjusted EBITDA with net (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss)	$(13,022)	$(384)	$(22,870)	$(223)
Equity-based compensation expense	15,843	11,521	29,616	22,123
Interest expense	1,956	2,237	3,315	4,538
Income tax expense (benefit)	611	(125)	1,754	(489)
Depreciation expense on property and equipment	99	91	197	173
Amortization of intangible assets	1,677	746	2,360	1,492
Transaction expenses(1)	150	66	530	2,731
Employee-related costs(2)	—	99	—	349
SOX implementation costs(3)	—	297	110	449
Fair value adjustment to contingent consideration(4)	(2,845)	—	(2,845)	—
Changes in TRA related liability(5)	40	—	(590)	(156)
Changes in Tax Indemnification Receivable(6)	(15)	147	(29)	147
Settlement of federal and state income tax refunds(7)	4	—	92	—
Adjusted EBITDA	$4,498	$14,695	$11,640	$31,134
(1)Transaction expenses consist of $0.2 million and $0.5 million of legal, accounting and other consulting fees incurred by us for the three and six months ended June 30, 2022, respectively, in connection with the acquisition of CHT. For the three and six months ended June 30, 2021, transaction expenses consist of $0.1 million and $2.7 million for legal, accounting, and other consulting fees in connection with the Secondary Offering, respectively.
(2)Employee-related costs include $0.1 million and $0.3 million of expenses incurred by us for the three and six months ended June 30, 2021, respectively, for amounts payable to recruiting firms in connection with the hiring of certain executive officers to support our operation as a publicly-reporting company.
(3)SOX implementation costs consist of $0.1 million of expenses incurred by us for the six months ended June 30, 2022, and $0.3 million and $0.4 million of expenses for the three and six months ended June 30, 2021, respectively, for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b) for 2021.
(4)Fair value adjustment to contingent consideration consists of $2.8 million of gain for the three and six months ended June 30, 2022, in connection with the remeasurement of the contingent consideration for the acquisition of CHT as of June 30, 2022.
(5)Changes in TRA related liability consist of immaterial expenses for the three months ended June 30, 2022, and $0.6 million and $0.2 million of income for the six months ended June 30, 2022 and 2021, respectively, due to a change in the estimated future state tax benefits and other changes in the estimate resulting in reductions of the TRA liability.
(6)Changes in Tax Indemnification Receivable consists of immaterial income incurred by us for the three and six months ended June 30, 2022, and $0.1 million of expenses incurred by us for the three and six months ended June 30, 2021, related to a reduction in the tax indemnification receivable recorded in connection with the Reorganization Transactions. The reduction also resulted in a benefit of the same amount which has been recorded within income tax (benefit).
(7)Settlement of federal and state tax refunds consist of immaterial expenses and $0.1 million of expense incurred by us for the three and six months ended June 30, 2022, respectively, related to reimbursement to White Mountains for state tax refunds for the period prior to the Reorganization Transaction related to 2020 tax returns. The settlement also resulted in a benefit of the same amount which has been recorded within income tax expense (benefit).

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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$103,449	$157,353	$246,048	$330,941
Less cost of revenue	(87,925)	(132,305)	(208,806)	(279,485)
Gross profit	15,524	25,048	37,242	51,456
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	1,240	442	1,638	842
Salaries, wages, and related	1,034	558	1,690	1,022
Internet and hosting	119	108	223	210
Other expenses	215	112	342	219
Depreciation	12	8	18	15
Other services	576	256	1,106	547
Merchant-related fees	44	139	59	230
Contribution	18,764	26,671	42,318	54,541
Gross margin	15.0%	15.9%	15.1%	15.5%
Contribution Margin	18.1%	16.9%	17.2%	16.5%
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

The following table presents Transaction Value by platform model for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Open Marketplace transactions	$99,633	$152,522	$237,729	$321,870
Percentage of total Transaction Value	54.5%	59.5%	56.3%	62.0%
Private Marketplace transactions	83,237	104,005	184,154	197,119
Percentage of total Transaction Value	45.5%	40.5%	43.7%	38.0%
Total Transaction Value	$182,870	$256,527	$421,883	$518,989
The following table presents Transaction Value by vertical for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Property & Casualty insurance	$111,930	$176,646	$260,014	$360,073
Percentage of total Transaction Value	61.2%	68.9%	61.6%	69.4%
Health insurance	46,394	47,240	106,649	97,583
Percentage of total Transaction Value	25.4%	18.4%	25.3%	18.8%
Life insurance	12,467	13,933	24,858	28,374
Percentage of total Transaction Value	6.8%	5.4%	5.9%	5.5%
Other (1)	12,079	18,708	30,362	32,959
Percentage of total Transaction Value	6.6%	7.3%	7.2%	6.4%
Total Transaction Value	$182,870	$256,527	$421,883	$518,989
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
The following table presents Transaction Value generated from clicks, calls and leads for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Calls	79.1%	81.5%	78.3%	82.1%
Clicks	12.0%	7.4%	11.8%	7.3%
Leads	8.9%	11.1%	9.9%	10.6%

Segment information
We operate in the United States and in a single operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. No expense or operating income is evaluated at a segment level. Our acquisition of CHT did not create any additional segments as our chief executive officer continues to review financial information and allocate resources on a consolidated basis. Since we operate in one operating segment and reportable segment, all required financial segment information can be found in the consolidated financial statements.
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations. Our principal uses of cash include to fund operations, interest payments, and mandatory principal payments on our long-term debt. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents totaled $35.2 million and $50.6 million, respectively.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2021 Credit Facilities, will be sufficient to meet our projected operating and debt service requirements, and to continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities or we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to raise additional funds or negotiate amendments to or waivers of the terms of such credit facilities with our lenders. Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected property and casualty insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C vertical and we are currently unable to estimate their impact beyond the third quarter of 2022. We have historically not used funds available under our credit facilities to fund our operations and payments under the credit facilities.
On April 1, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") for cash consideration of $49.7 million at closing, plus contingent consideration of up to $20.0 million based on CHT’s achievement of revenue and profitability targets for the two successive 12-month periods following the closing. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing. We expect to be able to pay the contingent consideration, if any, from our cash balances.
On March 14, 2022, our Board of Directors approved the repurchase of shares of our Class A common stock having an aggregate value of up to $5.0 million from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The timing and amount of the share repurchases are determined by our management team based on their ongoing evaluation of market conditions, our capital needs, debt covenants and other factors. The repurchases are financed from our cash balances. During the three and six months ended June 30, 2022, we repurchased 321,150 shares of Class A common stock for aggregate consideration of $3.5 million, and we expect to complete the repurchase program in August 2022.
We may engage in additional merger and acquisition or other activities including share repurchases that could require us to draw on our existing credit facilities or may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Our material cash requirements include our long-term debt, operating lease obligations, liabilities under the TRA, and any contingent consideration payable in connection with our acquisition of CHT.

Cash Flows
The following table presents a summary of our cash flows for the six months ended June 30, 2022 and 2021, and the dollar and percentage changes between the periods:

(dollars in thousands)	Six months ended June 30, 2022	$	%	Six months ended June 30, 2021
Net cash provided by (used in) operating activities	$19,894	$25,694	(443.0)%	$(5,800)
Net cash used in investing activities	(49,756)	(49,286)	10,486.4%	(470)
Net cash provided by (used in) financing activities	14,492	16,776	(734.5)%	(2,284)
Operating activities
Cash flows provided by operating activities were $19.9 million for the six months ended June 30, 2022, compared with cash flows used in operating activities of $5.8 million for the six months ended June 30, 2021. The increase resulted from lower working capital usage due primarily to the timing of our payables and receivables and higher working capital usage in 2020 and 2021 driven primarily by growth in our business, offset in part by the higher net loss in the current period.
Investing activities
Cash flows used in investing activities were $49.8 million for the six months ended June 30, 2022, compared with $0.5 million for the six months ended June 30, 2021. The increase resulted primarily from the payment of cash consideration for our acquisition of CHT, which closed on April 1, 2022.
Financing activities
Cash flows provided by financing activities were $14.5 million for the six months ended June 30, 2022, compared with cash flows used in financing activities of $2.3 million for the six months ended June 30, 2021. The increase in net cash provided was due to the amounts drawn on the 2021 Revolving Credit Facility to partially fund the CHT acquisition, offset in part by principal payments on the 2021 Term Loan Facility and payments made under the share repurchase program.
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
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility will amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. The 2021 Revolving Credit Facility does not require amortization of principal and will mature on July 29, 2026.
As of June 30, 2022, we had $182.4 million of outstanding borrowings, net of deferred debt issuance costs of $2.8 million, and $25.0 million under the 2021 Term Loan Facility and 2021 Revolver Credit Facility, respectively.

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
In connection with the IPO, we entered into the TRA with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA.
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
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in the 2021 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.0 million change in our interest expense for the six months ended June 30, 2022.

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
Customer concentrations consisted of one customer that accounted for approximately $13 million, or 13%, and $32 million, or 13%, of revenue for the three and six months ended June 30, 2022, respectively, compared with two customers that collectively accounted for approximately $45 million, or 28%, and $95 million, or 29%, of revenue for the three and six months ended June 30, 2021, respectively. Our largest customer accounted for approximately $5 million, or 13%, of our accounts receivable as of June 30, 2022, compared with approximately $7 million, or 10%, as of December 31, 2021.
Our supplier concentration can expose us to business risks. For the three and six months ended June 30, 2022, we had one supplier that accounted for approximately $10 million, or 10%, and $24 million, or 10%, of total purchases, respectively, whereas we had no supplier that accounted for more than 10% of total purchases for the three and six months ended June 30, 2021. Our largest supplier accounted for approximately $6 million, or 18%, of total accounts payable as of June 30, 2022, compared with our two largest suppliers that collectively accounted for approximately $21 million, or 34%, as of December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2022.
On April 1, 2022 we acquired substantially all of the assets of Customer Helper Team, LLC ("CHT"). Interpretive guidance issued by SEC staff permits management to exclude assessment of an acquired business from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. Accordingly, we have not yet included in our assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2022 that are subsumed by internal control over financial reporting of CHT. For the three months ended June 30, 2022, CHT accounted for 2.1% of our total revenues.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2022:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April, 2022	566	$16.62	33,575	$4,483,609
May, 2022	92,628	$10.33	127,767	$3,092,107
June, 2022	—	$—	159,808	$1,543,074
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of our Class A Common Shares on NYSE on the purchase dates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated as of February 24, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 2, 2022
2.2	First Amendment to Asset Purchase Agreement, dated as of March 29, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 30, 2022
10.1+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated March 22, 2022	8-K	001-39671	10.1	March 28, 2022
10.2+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated March 22, 2022	8-K	001-39671	10.2	March 28, 2022
10.3+	Form of Performance-Based Restricted Stock Unit Award Agreement for Founders under 2020 Omnibus Incentive Plan	10-Q	001-39671	10.3	May 6, 2022
10.4+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Jeffrey Coyne, dated June 21, 2022	8-K	001-39671	10.1	June 21, 2022
10.5+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Cathy Cunningham, dated June 21, 2022	8-K	001-39671	10.2	June 21, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	August 5, 2022	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer