Form 10-Q
period 2022-09-30
MediaAlpha, Inc.
filed 2022-11-04
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 31, 2022, there were 43,109,936 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 19,170,493 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$30,208	$50,564
Accounts receivable, net of allowance for credit losses of $356 and $609, respectively	34,708	76,094
Prepaid expenses and other current assets	4,951	10,448
Total current assets	69,867	137,106
Intangible assets, net	34,623	12,567
Goodwill	47,739	18,402
Deferred tax asset	103,584	102,656
Other assets	9,406	19,073
Total assets	$265,219	$289,804
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$42,336	$61,770
Accrued expenses	12,723	13,716
Current portion of long-term debt	8,760	8,730
Total current liabilities	63,819	84,216
Long-term debt, net of current portion	181,494	178,069
Liabilities under tax receivables agreement, net of current portion	83,256	85,027
Other long-term liabilities	5,052	4,058
Total liabilities	$333,621	$351,370
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 42.7 million and 41.0 million shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	427	410
Class B common stock, $0.01 par value - 100 million shares authorized; 19.2 million and 19.6 million shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	192	196
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	455,753	419,533
Accumulated deficit	(455,177)	(424,476)
Total stockholders' equity (deficit) attributable to MediaAlpha, Inc.	$1,195	$(4,337)
Non-controlling interests	(69,597)	(57,229)
Total stockholders' (deficit)	$(68,402)	$(61,566)
Total liabilities and stockholders' deficit	$265,219	$289,804
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$89,017	$152,749	$335,065	$483,690
Costs and operating expenses
Cost of revenue	76,343	128,081	285,149	407,566
Sales and marketing	6,853	5,624	22,034	16,739
Product development	5,291	3,757	16,168	10,917
General and administrative	11,105	15,352	40,569	44,686
Total costs and operating expenses	99,592	152,814	363,920	479,908
(Loss) income from operations	(10,575)	(65)	(28,855)	3,782
Other expenses, net	8,602	316	8,123	337
Interest expense	2,593	1,765	5,908	6,303
Total other expense, net	11,195	2,081	14,031	6,640
(Loss) before income taxes	(21,770)	(2,146)	(42,886)	(2,858)
Income tax (benefit) expense	(544)	2,125	1,210	1,636
Net (loss)	$(21,226)	$(4,271)	$(44,096)	$(4,494)
Net (loss) attributable to non-controlling interest	(6,740)	(737)	(13,395)	(1,038)
Net (loss) attributable to MediaAlpha, Inc.	$(14,486)	$(3,534)	$(30,701)	$(3,456)
Net (loss) per share of Class A common stock
-Basic	$(0.34)	$(0.09)	$(0.74)	$(0.09)
-Diluted	$(0.34)	$(0.10)	$(0.74)	$(0.09)
Weighted average shares of Class A common stock outstanding
-Basic	42,210,186	38,416,723	41,592,783	36,426,270
-Diluted	42,210,186	61,190,185	41,592,783	36,426,270
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	19	—	—	19
Exchange of non-controlling interest for Class A common stock	60,197	—	(60,197)	—	(180)	—	180	—
Vesting of restricted stock units	593,810	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	13,688	—	85	13,773
Forfeiture of equity awards	(23,294)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(820)	—	—	(820)
Distributions to non-controlling interests	—	—	—	—	—	—	(130)	(130)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	880	—	—	880
Tax impact of changes in investment in partnership	—	—	—	—	43	—	—	43
Net (loss)	—	—	—	—	—	(7,076)	(2,772)	(9,848)
Balance at March 31, 2022	41,600,665	$416	19,561,718	$196	$433,157	$(431,552)	$(59,866)	$(57,649)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	4	—	—	4
Exchange of non-controlling interest for Class A common stock	297,747	3	(297,747)	(3)	(946)	—	946	—
Vesting of restricted stock units	674,674	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	15,733	—	47	15,780
Forfeiture of equity awards	(14,160)	—	(93,478)	(1)	(305)	—	306	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(966)	—	—	(966)
Distributions to non-controlling interests	—	—	—	—	—	—	(460)	(460)
Repurchases of Class A common stock	(321,150)	(3)	—	—	(3,454)	—	—	(3,457)
Tax impact of changes in investment in partnership	—	—	—	—	297	—	—	297
Net (loss)	—	—	—	—	—	(9,139)	(3,883)	(13,022)
Balance at June 30, 2022	42,237,776	$422	19,170,493	$192	$443,514	$(440,691)	$(62,910)	$(59,473)
Vesting of restricted stock units	634,809	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	14,610	—	53	14,663
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(815)	—	—	(815)
Repurchases of Class A common stock	(134,147)	(1)	—	—	(1,550)	—	—	(1,551)
Net (loss)	—	—	—	—	—	(14,486)	(6,740)	(21,226)
Balance at September 30, 2022	42,738,438	$427	19,170,493	$192	$455,753	$(455,177)	$(69,597)	$(68,402)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,190	—	—	6,190
Exchange of non-controlling interest for Class A common stock	4,457,796	45	(4,457,796)	(45)	(12,716)	—	12,716	—
Vesting of restricted stock units	444,030	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	10,479	—	124	10,603
Forfeiture of equity awards	(58,608)	(1)	—	—	—	—	—	(1)
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,276)	—	—	(1,276)
Net income (loss)	—	—	—	—	—	285	(124)	161
Balance at March 31, 2021	38,214,274	$382	21,078,247	$210	$387,284	$(418,688)	$(58,629)	$(89,441)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	54	—	—	54
Exchange of non-controlling interest for Class A common stock	37,248	—	(37,248)	—	(106)	—	106	—
Vesting of restricted stock units	458,262	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	11,381	—	140	11,521
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(898)	—	—	(898)
Distributions to non-controlling interests	—	—	—	—	—	—	(110)	(110)
Net (loss)	—	—	—	—	—	(207)	(177)	(384)
Balance at June 30, 2021	38,709,784	$387	21,040,999	$210	$397,710	$(418,895)	$(58,670)	$(79,258)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	203	—	—	203
Exchange of non-controlling interest for Class A common stock	218,997	2	(218,997)	(2)	(624)	—	624	—
Vesting of restricted stock units	454,991	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	11,069	—	129	11,198
Forfeiture of equity awards	(19,774)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(608)	—	—	(608)
Member distributions	—	—	—	—	—	(228)	—	(228)
Net (loss)	—	—	—	—	—	(3,534)	(737)	(4,271)
Balance at September 30, 2021	39,363,998	$394	20,822,002	$208	$407,745	$(422,657)	$(58,654)	$(72,964)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss)	$(44,096)	$(4,494)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-cash equity-based compensation expense	44,216	33,321
Non-cash lease expense	539	420
Depreciation expense on property and equipment	295	272
Amortization of intangible assets	4,064	2,238
Amortization of deferred debt issuance costs	626	966
Change in fair value of contingent consideration	(6,591)	—
Impairment of cost method investment	8,594	—
Credit losses	(109)	136
Deferred taxes	1,054	1,195
Tax receivable agreement liability adjustments	(576)	(604)
Changes in operating assets and liabilities:
Accounts receivable	42,840	24,854
Prepaid expenses and other current assets	5,451	4,191
Other assets	322	391
Accounts payable	(19,452)	(54,033)
Accrued expenses	(2,439)	(2,177)
Net cash provided by operating activities	$34,738	$6,676
Cash flows from investing activities
Purchases of property and equipment	(93)	(568)
Cash consideration paid in connection with CHT acquisition	(49,677)	—
Net cash (used in) investing activities	$(49,770)	$(568)
Cash flows from financing activities
Proceeds received from:
Revolving credit facility	25,000	—
Payments made for:
Repayments on revolving line of credit	(15,000)	—
Proceeds from issuance of long-term debt	—	190,000
Repayments on long-term debt	(7,125)	(186,375)
Payments of debt issuance costs	—	(866)
Repurchases of Class A common stock	(5,008)	—
Distributions	(590)	(338)
Shares withheld for taxes on vesting of restricted stock units	(2,601)	(2,782)
Net cash (used in) financing activities	$(5,324)	$(361)
Net (decrease) increase in cash and cash equivalents	(20,356)	5,747
Cash and cash equivalents, beginning of period	50,564	23,554
Cash and cash equivalents, end of period	$30,208	$29,301
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,628	$5,567
Income taxes paid, net of refunds	$(2,144)	$6
Non-cash Investing and Financing Activities:
Adjustments to liabilities under the tax receivable agreement	$(1,619)	$(55,482)
Establishment of deferred tax assets in connection with the Reorganization Transactions	$(1,642)	$(61,929)
Right-of-use assets obtained in exchange of lease obligations	$—	$4,108
Fair value of contingent consideration in connection with CHT acquisition	$7,007	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2021 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2022.
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
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.4 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively.
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
Customer concentrations consisted of one customer that accounted for approximately $10 million, or 11%, and $42 million, or 13%, of revenue for the three and nine months ended September 30, 2022, respectively, compared with two customers that collectively accounted for approximately $46 million, or 30%, and $141 million, or 29%, of revenue for the three and nine months ended September 30, 2021, respectively. The Company's largest customer accounted for approximately $4 million, or 11%, of total accounts receivable as of September 30, 2022, compared with approximately $7 million, or 10%, of total accounts receivable as of December 31, 2021.

The Company’s supplier concentration can expose the Company to business risks. For the three and nine months ended September 30, 2022, the Company had one supplier that accounted for approximately $9 million, or 11%, and $33 million, or 11%, of total purchases, respectively, compared with one supplier that accounted for approximately $13 million, or 10%, of total purchases for the three months ended September 30, 2021, and no supplier that accounted for more than 10% of total purchases for the nine months ended September 30, 2021. The Company's largest supplier accounted for approximately $6 million, or 13%, of total accounts payable as of September 30, 2022, compared with the Company's two largest suppliers that collectively accounted for approximately $21 million, or 34%, of total accounts payable as of December 31, 2021.
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it has contractually committed to pay the holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. During the three and nine months ended September 30, 2022, payments of $0 and $0.2 million, respectively, were made pursuant to the TRA.
The Company paid $0 and $2.2 million during the three and nine months ended September 30, 2022, respectively, to White Mountains related to settlement of federal and state income tax refunds for periods prior to the Reorganization Transactions. The Company recognized additional amounts reimbursable to White Mountains of $0 and $0.5 million during the three and nine months ended September 30, 2022, respectively. The total amount reimbursable to White Mountains was $0.5 million as of September 30, 2022 and $2.3 million as of December 31, 2021.
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
Liquidity
As of September 30, 2022, the aggregate principal amount outstanding under the 2021 Credit Facilities was $192.9 million, with $40.0 million remaining for borrowing under the 2021 Revolving Credit Facility. As of September 30, 2022, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under its 2021 Revolving Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with its debt covenants for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q. In the event that the Company does not remain in compliance with its financial covenants under the 2021 Credit Facilities, the Company may need to negotiate amendments to or waivers of the terms of such credit facilities, refinance its debt, or raise additional capital.

The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. The Company believes that the property & casualty (P&C) insurance industry is currently in a “hard” market condition, in which many carriers are experiencing higher-than-expected underwriting losses and are reducing their customer acquisition spending until they can increase their premium rates, which in most states requires the approval of insurance regulators. The extent to which the hard market condition impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including inflation rates, the extent of major catastrophic losses and whether and when premium increases are approved by regulators. The Company considered the impact of this uncertainty on the assumptions and estimates used when preparing these quarterly financial statements. These assumptions and estimates may change as new events occur, and such changes could have an adverse impact on the Company's results of operations, financial position and liquidity.

New Accounting Pronouncements
Recently issued not yet adopted accounting pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-4 and ASU 2021-1, but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The guidance in ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue
Open marketplace transactions	$86,279	$147,800	$324,008	$469,670
Private marketplace transactions	2,738	4,949	11,057	14,020
Total	$89,017	$152,749	$335,065	$483,690
The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue
Property & casualty insurance	$43,844	$105,104	$188,869	$339,981
Health insurance	33,393	34,053	108,665	103,637
Life insurance	6,977	7,489	21,049	22,921
Other	4,803	6,103	16,482	17,151
Total	$89,017	$152,749	$335,065	$483,690

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

The Agreement also provides that the Company shall pay contingent consideration which could range from zero to $20.0 million, based upon CHT's achievement of certain revenue and gross margin targets for the two successive twelve-month periods following the closing, as set forth in the Agreement. The contingent consideration has been classified as a liability and the estimated fair value was determined using a Monte Carlo model based on the revenue and gross margin projected to be generated by CHT during the applicable periods. The contingent consideration is subject to remeasurement at each reporting date until paid, with any adjustment resulting from the remeasurement reported within general & administrative expenses in the consolidated statements of operations. The fair value measurements of the contingent consideration are based primarily on significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy as defined in ASC 820.
Transaction-related costs incurred by the Company were $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively and were expensed as incurred and included in general and administrative expenses in the Company's consolidated statement of operations.
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
The Company considers the measurement period for such purchase price allocation to be one year from the date of acquisition. The fair value of working capital related items, including accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximated their book values as of the closing date of the acquisition.
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
Revenue and pretax loss of CHT included in the Company’s results from the acquisition date are as follows:

(in thousands)	Three months ended September 30, 2022	April 1, 2022 to September 30, 2022
Total revenues	$2,165	$4,299
Pretax (loss)	$(832)	$(1,635)
The following pro forma financial information summarizes the combined results of operations for the Company and CHT, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenues	$89,017	$159,160	$341,335	$504,227
Pretax (loss)	$(21,664)	$(1,565)	$(41,270)	$(1,661)
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

4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		September 30, 2022			December 31, 2021
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(16,334)	$27,166	$25,040	$(12,730)	$12,310
Non-compete agreements	60	303	(294)	9	303	(268)	35
Trademarks, trade names, and domain names	60 - 120	8,884	(1,436)	7,448	1,224	(1,002)	222
Intangible assets		$52,687	$(18,064)	$34,623	$26,567	$(14,000)	$12,567
Goodwill	Indefinite	$47,739	$—	$47,739	$18,402	$—	$18,402
Amortization expense related to intangible assets amounted to $1.7 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Goodwill is not amortized and is tested for impairment at least annually in the fourth quarter or when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value. In addition, long-lived assets and finite lived intangible assets are analyzed quarterly for any impairment indicators. During 2022, the Company's operating results declined primarily due to lower customer acquisition spending by P&C insurance carriers and global macroeconomic conditions, including the effects of inflation, rising interest rates, and market volatility, which placed increased pressure on the fair value of the Company's goodwill and long-lived assets and finite lived intangible assets. Based on factors such as the Company's market capitalization significantly exceeding its net carrying value, positive financial results in the current quarter, the Company's projected future cash flow from operations and earnings from operations, and regulatory approval of premium rate increases in numerous states increasing the Company's confidence that it will begin to see a recovery in the P&C insurance vertical in the first half of 2023, the Company determined it is more likely than not that the fair value of these assets continues to exceed its carrying value of as of September 30, 2022 and concluded that no triggering event has occurred in the current quarter. The Company will perform its annual impairment testing for goodwill during the three months ended December 31, 2022. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	September 30, 2022		December 31, 2021
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance	$18,402	$12,567	$18,402	$15,551
Additions to goodwill and intangible assets	29,337	26,120	—	—
Amortization	—	(4,064)	—	(2,984)
Ending balance	$47,739	$34,623	$18,402	$12,567

As of September 30, 2022, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2022–Remaining Period	$1,691
2023	6,917
2024	6,428
2025	5,759
2026	5,143
Thereafter	8,685
$34,623
5. Accrued expenses
Accrued expenses include the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$3,360	$5,030
6. Long-term debt
On July 29, 2021, the Company entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the "2021 Term Loan Facility"), the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereof as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities"), which replaced the existing revolving credit facility under the 2020 Credit Agreement.
Long-term debt consisted of the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
2021 Term Loan Facility	$182,875	$190,000
2021 Revolving Credit Facility	10,000	—
Debt issuance costs	(2,621)	(3,201)
Total debt	$190,254	$186,799
Less: current portion, net of debt issuance costs of $740 and $770, respectively	(8,760)	(8,730)
Total long-term debt	$181,494	$178,069
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
The Company incurred interest expense on the 2021 Term Loan Facility of $2.4 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $6.3 million for the nine months ended

September 30, 2022 and 2021, respectively. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facility of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. Accrued interest was $2.4 million as of September 30, 2022 and $1.7 million as of December 31, 2021, and is included within accrued expenses on the consolidated balance sheets.
The expected future principal payments for all borrowings as of September 30, 2022 was as follows:

(in thousands)	Contractual maturity

2022–Remaining Period	$2,375
2023	9,500
2024	9,500
2025	9,500
2026	162,000
Debt and issuance costs	192,875
Unamortized debt issuance costs	(2,621)
Total debt	$190,254
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
As of September 30, 2022 and December 31, 2021, the Company did not have any contingency reserves established for any litigation liabilities.
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

Equity-based compensation cost recognized for equity based awards outstanding during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
QLH Class B units	$—	$—	$—	$—
QLH restricted Class B-1 units	53	129	185	393
Restricted Class A shares	213	275	774	828
Restricted stock units	14,397	10,794	43,257	32,100
Performance restricted stock units	(63)	—	—	—
Total equity-based compensation	$14,600	$11,198	$44,216	$33,321
Equity-based compensation cost was allocated to the following expense categories in the consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$999	$447	$2,637	$1,289
Sales and marketing	2,477	1,956	7,951	5,639
Product development	2,426	1,602	7,321	4,599
General and administrative	8,698	7,193	26,307	21,794
Total equity-based compensation	$14,600	$11,198	$44,216	$33,321
As of September 30, 2022, total unrecognized compensation cost related to unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs was $0.1 million, $1.1 million, $93.0 million, and $0, respectively, which are expected to be recognized over weighted-average periods of 0.92 years, 1.22 years, 2.24 years, and 0.45 years, respectively.
9. Stockholders' Equity (Deficit)
Share Repurchase Program
On March 14, 2022, the Board of Directors approved a Share Repurchase Program ("Repurchase Program") that authorized the Company to repurchase up to $5.0 million of the Company’s Class A common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The Company completed the Repurchase Program during the three months ended September 30, 2022. The Repurchase Program did not obligate the Company to repurchase a fixed number of shares and any repurchases were accounted for as of the trade date with a corresponding liability. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased was recorded as an adjustment to additional-paid-in capital. During the three and nine months ended September 30, 2022, 134,147 and 455,297 shares of Class A common stock were repurchased for an aggregate amount of $1.6 million and $5.0 million, respectively.
10. Fair Value Measurements
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis by level, within the valuation hierarchy:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$416	$416
Total liabilities	$—	$—	$416	$416

December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy. The following table summarizes the changes in the contingent consideration:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning fair value	$4,162	$—	$—	$—
Additions in the period	—	—	7,007	—
Change in fair value	(3,746)	—	(6,591)	—
Ending fair value	$416	$—	$416	$—
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of CHT. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company used the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets, using risk-adjusted discount rates and volatility of 7.0% and 12.5%, respectively, for the revenue target and 19.0% and 70.0%, respectively, for the gross profit target. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.
The fair value of the contingent consideration was remeasured as of September 30, 2022, and was determined to be $0.4 million based on CHT's projected revenue and gross margin for the applicable periods, and the resulting projected achievement levels of the financial targets. As of September 30, 2022, $0 was included in accrued expenses as current and $0.4 million was included in other long term liabilities on the Company's consolidated balance sheets.
The following are Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
The carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates the fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 7.15% and the estimated payments under the 2021 Credit Facilities until maturity, including interest payable based on the Company's forecasted net leverage ratio. The fair value of the long-term debt was a transfer into Level 3 of the valuation hierarchy during the three months ended September 30, 2022.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statement of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. During the three months ended September 30, 2022, the Company determined that a significant deterioration in the earnings performance and negative cash flows from operations of the investee had occurred, and recognized an impairment loss of $8.6 million in other expenses, net in the consolidated statements of operations. The carrying value of the Company’s cost method investment, which is included in other assets in the consolidated balance sheets, was $1.4 million as of September 30, 2022 and $10.0 million as of December 31, 2021.
The Company used a discounted cash flow model and market approach to estimate the fair value of equity and used the Option Pricing Method to allocate the overall equity value to estimate the fair value of the common stock based on the liquidation preference. The key assumptions used include risk-adjusted discount rate of 20.0%, equity volatility of 115.0%, and discount for lack of marketability of common stock of 30.0%. Given the significant unobservable inputs involved in valuation of the investment, it is classified within Level 3 of the fair value hierarchy. A change in any of these unobservable inputs can significantly change the fair value of the investment.

The table below displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of September 30, 2022:

	Quantitative Information about Level 3 Fair Value Measurement
	Valuation Technique	Unobservable Input	Rate
Contingent consideration	Monte Carlo	Risk-adjusted discount rate	7.0% - 19.0%
		Volatility	12.5% - 70.0%
Cost method investment	Discounted Cash Flow	Risk-adjusted discount rate	20.00%
	Option Pricing Method	Equity volatility	115.00%
		Discount for lack of marketability	30.00%

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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was 2.5% and (2.8)% for the three and nine months ended September 30, 2022, respectively. The Company’s effective income tax rate was (99.0)% and (57.2)% for the three and nine months ended September 30, 2021, respectively.
The following table summarizes the Company's income tax (benefit) expense:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
(Loss) before income taxes	$(21,770)	$(2,146)	$(42,886)	$(2,858)
Income tax (benefit) expense	$(544)	$2,125	$1,210	$1,636
Effective Tax Rate	2.5%	(99.0)%	(2.8)%	(57.2)%
The Company's effective tax rate of 2.5% and (2.8)% for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and nine months ended September 30, 2022, holders of Class B-1 units exchanged a total of 0 and 357,944 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (the “Exchanges”). In connection with the Exchanges, the Company recognized an additional deferred tax asset of $0 and $1.3 million during the three and nine months ended September 30, 2022, respectively, associated with the basis difference in its investment in QLH. As of September 30, 2022, the total deferred tax asset related to the basis difference in the Company's investment in QLH was $78.4 million. The Company also recognized $0 and $0.4 million of deferred tax assets for the three and nine months ended September 30, 2022, respectively, related to additional tax basis increases generated from expected future payments under the TRA and expected future deductions for imputed interest on such payments.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Significant judgement is required by the Company in assessing the positive and negative evidence when determining the realizability of its deferred tax asset. As of September 30, 2022 and December 31, 2021, the Company recorded a $2.1 million and $4.2 million valuation allowance against deferred tax assets, respectively, related to the portion of its investment in partnership not expected to be realized in the foreseeable future and certain state net operating losses and foreign tax credits as it believes it is more likely-than-not that such attributes will expire prior to utilization. However, due to the recent losses incurred, if the Company continues to generate losses in the future, the Company believes there is a reasonable possibility it may not have sufficient positive evidence to outweigh this negative evidence and additional valuation allowance against its deferred tax assets may be required. Establishment of a valuation allowance would result in an increase to income tax expense for the period the valuation allowance is recognized and could have a material effect on the consolidated statement of operations and consolidated balance sheets.
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
The Exchanges resulted in an increase in the tax basis of the Company's investment in QLH subject to the provisions of the TRA. As a result, the Company recognized an additional liability for TRA related payments of $0 and $1.6 million during the three and nine months ended September 30, 2022, respectively, representing 85% of the aggregate tax benefits it expects to realize from the increases in tax basis related to the redemption of Class B-1 units, after concluding it was probable that such TRA payments would be paid based on management's estimates of future taxable income.
During the three and nine months ended September 30, 2022 , the Company paid $0 and $0.2 million, respectively, pursuant to the TRA. As of September 30, 2022, the total expected payments under the TRA were $86.1 million, of which $2.8 million was included in accrued expenses on the Company's consolidated balance sheets.
12. Earnings (Loss) Per Share

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands except share data and per share amount)	2022	2021	2022	2021
Basic
Net (loss)	$(21,226)	$(4,271)	$(44,096)	$(4,494)
Less: net (loss) attributable to non-controlling interest	(6,740)	(737)	(13,395)	(1,038)
Net (loss) available for basic common shares	$(14,486)	$(3,534)	$(30,701)	$(3,456)
Weighted-average shares of Class A common stock outstanding - basic and diluted	42,210,186	38,416,723	41,592,783	36,426,270
(Loss) per share of Class A common stock - basic and diluted	$(0.34)	$(0.09)	$(0.74)	$(0.09)

(in thousands except share data and per share amount)	Three months ended September 30, 2021
Diluted
Net (loss)	$(4,271)
Add: incremental tax benefits related to exchange of Class B-units	(1,662)
Net (loss) available for diluted common shares	$(5,933)
Weighted-average shares outstanding:
Class A common stock	38,416,723
Class B-1 units	20,891,992
Restricted Class A shares	655,412
Restricted stock units	1,226,058
Weighted-average shares of Class A common stock and potential Class A common stock	61,190,185
Net (loss) per share of Class A common stock - diluted	$(0.10)
The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2022 as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	September 30, 2022	September 30, 2021
QLH Class B-1 Units	19,206,446	20,857,955
Restricted Class A Shares	261,558	635,532
Restricted stock units	5,688,174	4,267,249
Potential dilutive shares	25,156,178	25,760,736
The outstanding PRSUs were not included in the potentially dilutive securities as of September 30, 2022 as the performance conditions have not been met.
13.Non-Controlling Interest
Pursuant to QLH’s limited liability company agreement, QLH has two classes of equity securities, Class A-1 units, which have all voting rights in QLH, and Class B-1 units, which have no voting or control rights. The Company allocates a share of net income (loss) to the holders of non-controlling interests pro-rata to their ownership interest in QLH at a point in time. The non-controlling interests balance represents the Class B-1 units, substantially all of which are held by Insignia and the Senior Executives.
During the three and nine months ended September 30, 2022, the holders of the non-controlling interests exchanged 0 and 357,944 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of September 30, 2022, the holders of the non-controlling interests owned 30.9% of the total equity interests in QLH, with the remaining 69.1% owned by MediaAlpha, Inc. As of December 31, 2021, the holders of the non-controlling interests owned 32.1% of the total equity interests in QLH, with the remaining 67.9% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition channel in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $762 million in Transaction Value across our platform over the twelve-month period ended September 30, 2022.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended September 30, 2022, the websites of our diversified group of supply partners and our proprietary websites drove an average of 7.8 million Consumer Referrals on our platform each month.
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
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in our 2021 Annual Report on Form 10-K.
Secular trends in the insurance industry
Our technology platform was created to serve and grow with our core insurance end markets. We believe secular trends in the insurance industry are critical drivers of our revenue and will continue to provide strong tailwinds for our business over the long term. Customer acquisition spending by insurance carriers is growing over time, and as more consumers shop for insurance online, direct-to-consumer marketing, which fuels our revenue, has become the fastest growing insurance distribution channel. As mass-market customer acquisition becomes more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect digital insurance customer acquisition spending to continue to grow over time, and we believe we are well-positioned to benefit from this growth.

Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform declined to $146.7 million and $568.6 million for the three and nine months ended September 30, 2022, respectively, from $255.1 million and $774.1 million for the three and nine months ended September 30, 2021, respectively, due primarily to a decrease in customer acquisition spending by P&C insurance carriers in response to reductions in underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who are often both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, and resulting in strong retention rates. For the three and nine months ended September 30, 2022, 90% and 96% of total insurance Transaction Value executed on our platform, respectively, came from demand partner relationships in existence during 2021.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and longstanding and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the nine months ended September 30, 2022, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform declined to 21.1 million and 68.1 million for the three and nine months ended September 30, 2022, respectively, from 25.3 million and 72.7 million for the three and nine months ended September 30, 2021, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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

Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020 and will be amended by the California Privacy Rights Act ("CPRA"), which becomes effective January 1, 2023, and number of other states, including Colorado, Connecticut, Utah, and Virginia, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as an insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2021 Annual Report on Form 10-K.
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
COVID-19
While the COVID-19 pandemic has changed the physical working environment of the substantial majority of our workforce to working primarily from home, it has otherwise caused only minor disruptions to our business operations with a limited impact on our operating results. Our Travel vertical is largely driven by consumer spending on airfare, hotels, rentals and other travel products. As a result of COVID-19, we have experienced a dramatic decline in revenue from the Travel vertical and expect this trend to continue for the foreseeable future. For the three and nine months ended September 30, 2022, revenue from the Travel vertical comprised approximately 4.5% and 3.5%,respectively, of our total revenue as compared with pre-pandemic revenue of 11.1% and 12.3% for the three and nine months ended September 30, 2019, respectively, of our total revenue for 2019. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future. In addition, supply chain disruptions and cost increases caused by the pandemic, global inflationary pressures, and geopolitical conditions have contributed to higher-than-expected property and casualty insurance claims costs, which has led many carriers to continue to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C insurance vertical, and the duration and extent of this impact are difficult to estimate beyond the fourth quarter of 2022.
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
In our Open Marketplace transactions, we have control over the Consumer Referrals that are sold to our demand partners. In these arrangements, we have separate agreements with suppliers and demand partners. Suppliers are not a party to the contractual arrangements with our demand partners, nor are the suppliers the beneficiaries of our demand partner agreements. We generate revenue from the sale of consumer referrals from our demand partners and separately pay (i) a revenue share to suppliers and (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in the Open Marketplace transactions. As a result, the fees paid by demand partners for Consumer Referrals are recognized as revenue and the fees paid to suppliers are included in cost of revenue.

With respect to our Private Marketplace transactions, buyers and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge the supplier a platform fee on the Consumer Referrals transacted. We act as an agent in the Private Marketplace transactions and recognize revenue for the platform fee received, which is a negotiated percentage of the Transaction Value of such transactions. There are no other payments made by us to suppliers in our Private Marketplace.
Costs and operating expenses
Costs and operating expenses consist primarily of cost of revenue, sales and marketing expenses, product expenses and general and administrative expenses.
Cost of revenue
Our cost of revenue is comprised primarily of revenue share payments to suppliers and traffic acquisition costs paid to top tier search engines and social media platforms, as well as telephony infrastructure costs, internet and hosting costs, and merchant fees, and include salaries, wages and benefits, including non-cash equity-based compensation, and other expenses including allocated portion of rent and facilities expenses.
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
Provision for income taxes
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc, pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of September 30, 2022, our ownership interest in QLH was 69.1%.
Net income (loss) attributable to Non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate a share of the net income (loss) incurred subsequent to the Reorganization Transactions to the non-

controlling interest holders pro-rata to their ownership interest in QLH. The non-controlling interests balance represents the Class B-1 units, substantially all of which are held by Insignia and the Senior Executives.
Operating results for the three months ended September 30, 2022 and 2021
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands)	2022		2021
Revenue	$89,017	100.0%	$152,749	100.0%
Costs and operating expenses
Cost of revenue	76,343	85.8%	128,081	83.9%
Sales and marketing	6,853	7.7%	5,624	3.7%
Product development	5,291	5.9%	3,757	2.5%
General and administrative	11,105	12.5%	15,352	10.1%
Total costs and operating expenses	99,592	111.9%	152,814	100.0%
(Loss) from operations	(10,575)	(11.9)%	(65)	0.0%
Other expenses, net	8,602	9.7%	316	0.2%
Interest expense	2,593	2.9%	1,765	1.2%
Total other expense, net	11,195	12.6%	2,081	1.4%
(Loss) before income taxes	(21,770)	(24.5)%	(2,146)	(1.4)%
Income tax (benefit) expense	(544)	(0.6)%	2,125	1.4%
Net (loss)	$(21,226)	(23.8)%	$(4,271)	(2.8)%
Net (loss) attributable to non-controlling interest	(6,740)	(7.6)%	(737)	(0.5)%
Net (loss) attributable to MediaAlpha, Inc.	$(14,486)	(16.3)%	$(3,534)	(2.3)%
Net (loss) per share of Class A common stock
-Basic	$(0.34)		$(0.09)
-Diluted	$(0.34)		$(0.10)
Weighted average shares of Class A common stock outstanding
-Basic	42,210,186		38,416,723
-Diluted	42,210,186		61,190,185
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Property & Casualty insurance	$43,844	$(61,260)	(58.3)%	$105,104
Percentage of total revenue	49.3%			68.8%
Health insurance	33,393	(660)	(1.9)%	$34,053
Percentage of total revenue	37.5%			22.3%
Life insurance	6,977	(512)	(6.8)%	$7,489
Percentage of total revenue	7.8%			4.9%
Other	4,803	(1,300)	(21.3)%	$6,103
Percentage of total revenue	5.4%			4.0%
Revenue	$89,017	(63,732)	(41.7)%	$152,749

The decrease in P&C insurance revenue for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures and certain carriers and supply partners shifting their transactions with each other from our Open Marketplace to our Private Marketplace due to lower platform fees for our Private Marketplace, which are recognized on a net revenue basis. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. We are currently unable to predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the fourth quarter of 2022.
The decrease in health insurance revenue for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was driven by reduced customer acquisition spending in our marketplaces by Medicare insurance partners due to weakened demand, offset in part by additional revenue of $2.2 million during the three months ended September 30, 2022 as a result of the CHT acquisition. In addition, revenue from this vertical during the three months ended September 30, 2021 was positively impacted by a special extended enrollment period during such period, which did not repeat in the current quarter.
The decrease in life insurance revenue for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was driven by a continued reduction in customer shopping for life insurance as concerns related to COVID-19 eased.
The decrease in other revenue for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was driven primarily by lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates. In addition, revenue from our education vertical decreased to $0.0 million during the three months ended September 30, 2022 from $0.5 million during the three months ended September 30, 2021. Revenue from the education vertical is not material to our operations, and we have fully exited the vertical during the third quarter of 2022.
Cost of revenue
The following table presents our cost of revenue for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Cost of revenue	$76,343	$(51,738)	(40.4)%	$128,081
Percentage of revenue	85.8%			83.9%
The decrease in cost of revenue for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was driven primarily by lower revenue share payments to suppliers due to the overall decrease in revenue, offset in part by an increase in equity-based compensation expense and an increase in personnel-related costs due to the employees added as a result of the CHT acquisition.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Sales and marketing	$6,853	$1,229	21.9%	$5,624
Percentage of revenue	7.7%			3.7%
The increase in sales and marketing expenses for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was due primarily to an increase in equity-based compensation expense of $0.5 million and an increase in amortization expense of $0.8 million related to intangible assets arising from our acquisition of CHT.

Product development
The following table presents our product development expenses for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Product development	$5,291	$1,534	40.8%	$3,757
Percentage of revenue	5.9%			2.5%
The increase in product development expenses for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was due primarily to an increase in equity-based compensation expense of $0.8 million and an increase in personnel-related costs of $0.6 million resulting from planned headcount additions to continue to enhance our technology.
General and administrative
The following table presents our general and administrative expenses for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
General and administrative	$11,105	$(4,247)	(27.7)%	$15,352
Percentage of revenue	12.5%			10.1%
The decrease in general and administrative expenses for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was due primarily to a gain of $3.7 million recorded on remeasurement of the contingent consideration related to CHT in the three months ended September 30, 2022 as the fair value declined due to lower projected revenue and gross profit targets for CHT, and to professional and accounting fees as we incurred higher costs during the three months ended September 30, 2021 offset in part by an increase in equity-based compensation expense of $1.5 million.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Cost of revenue	$999	$552	123.5%	$447
Sales and marketing	2,477	521	26.6%	1,956
Product development	2,426	824	51.4%	1,602
General and administrative	8,698	1,505	20.9%	7,193
Total	$14,600	$3,402	30.4%	$11,198
The increase in equity-based compensation expense for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was driven primarily by expenses related to additional restricted stock units granted to employees as part of the annual incentive process and to restricted stock units granted to the employees added in connection with our acquisition of CHT.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Sales and Marketing	$1,550	$804	107.8%	$746
General and administrative	154	154	100.0%	—
Total	$1,704	$958	128.4%	$746
The increase in amortization expense for the three months ended September 30, 2022, compared with the three months ended September 30, 2021 was driven by the amortization of intangible assets arising from our acquisition of CHT.
Other expenses, net
The following table presents our other expenses for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Other expenses, net	$8,602	$8,286	2,622.2%	$316
Percentage of revenue	9.7%			0.2%
The increase in other expenses for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was driven primarily by an impairment charge of $8.6 million during the three months ended September 30, 2022 related to a cost method investment, offset in part by $0.8 million of expense incurred during the three months ended September 30, 2021 to settle certain claims made by the Attorney General's Office of the State of Washington.
Interest expense
The following table presents our interest expense for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Interest expense	$2,593	$828	46.9%	$1,765
Percentage of revenue	2.9%			1.2%

The increase in interest expense for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was driven by an increase in the interest rate payable on amounts borrowed under the 2021 Credit Facility and the interest on amounts drawn on our 2021 Revolving Credit Facility to fund a portion of the consideration for our acquisition of CHT, offset in part by by the impact of a lower outstanding balance on the 2021 Term Loan Facility.
Income tax (benefit) expense
The following table presents our income tax (benefit) expense for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2022	$	%	Three Months Ended September 30, 2021
Income tax (benefit) expense	$(544)	$(2,669)	(125.6)%	$2,125
Percentage of revenue	(0.6)%			1.4%

For the three months ended September 30, 2022, we recorded an income tax benefit of $0.5 million resulting from our effective tax rate of 2.5%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the three months ended September 30, 2021, we recorded an income tax expense of $2.1 million resulting from our effective tax rate of (99.0)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, and the impact of tax benefits associated with equity-based awards.
Operating results for the nine months ended September 30, 2022 and 2021
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022		2021
Revenue	$335,065	100.0%	$483,690	100.0%
Costs and operating expenses
Cost of revenue	285,149	85.1%	407,566	84.3%
Sales and marketing	22,034	6.6%	16,739	3.5%
Product development	16,168	4.8%	10,917	2.3%
General and administrative	40,569	12.1%	44,686	9.2%
Total costs and operating expenses	363,920	108.6%	479,908	99.2%
(Loss) income from operations	(28,855)	(8.6)%	3,782	0.8%
Other expenses, net	8,123	2.4%	337	0.1%
Interest expense	5,908	1.8%	6,303	1.3%
Total other expense, net	14,031	4.2%	6,640	1.4%
(Loss) before income taxes	(42,886)	(12.8)%	(2,858)	(0.6)%
Income tax expense	1,210	0.4%	1,636	0.3%
Net (loss)	$(44,096)	(13.2)%	$(4,494)	(0.9)%
Net (loss) attributable to non-controlling interest	(13,395)	(4.0)%	(1,038)	(0.2)%
Net (loss) attributable to MediaAlpha, Inc.	$(30,701)	(9.2)%	$(3,456)	(0.7)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.74)		$(0.09)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	41,592,783		36,426,270

Revenue
The following table presents our revenue, disaggregated by vertical, for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Property & Casualty insurance	$188,869	$(151,112)	(44.4)%	$339,981
Percentage of total revenue	56.4%			70.3%
Health insurance	108,665	5,028	4.9%	$103,637
Percentage of total revenue	32.4%			21.4%
Life insurance	21,049	(1,872)	(8.2)%	$22,921
Percentage of total revenue	6.3%			4.7%
Other	16,482	(669)	(3.9)%	$17,151
Percentage of total revenue	4.9%			3.5%
Revenue	$335,065	(148,625)	(30.7)%	$483,690
The decrease in P&C insurance revenue for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures and certain carriers and supply partners shifting their transactions with each other from our Open Marketplace to our Private Marketplace due to lower platform fees for our Private Marketplace, which are recognized on a net revenue basis. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. We are currently unable to predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the fourth quarter of 2022.
The increase in health insurance revenue for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was driven by increased customer acquisition spending in our marketplaces by health insurance carriers and brokers, and an increased supply of customer referrals to our marketplaces by our supply partners and our proprietary websites due to the increased demand including increased revenue from our health insurance vertical during the first quarter of 2022 due to extended Open and Annual Enrollment periods for fiscal 2021, which typically end by December 15th, were extended until January 15, 2022, as well as by the addition of $3.8 million of revenue during the nine months ended September 30, 2022 as a result of the CHT acquisition. These increases were offset in part by reduced customer acquisition spending in our marketplaces by Medicare insurance partners in the second and third quarters of 2022.
The decrease in life insurance revenue for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was driven by a decrease in customers shopping for life insurance as concerns related to COVID-19 eased.
The decrease in other revenue for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was driven primarily by our exit of the education vertical during the third quarter of 2022 as well as a decline in revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates. These declines were offset in part by an increase in our travel vertical, due to the easing of concerns related to COVID-19, and to the addition of revenue generated from the credit vertical of CHT, which the Company exited during the second quarter of 2022. Revenue from our education vertical decreased to $0.9 million during the nine months ended September 30, 2022 from $1.5 million during the nine months ended September 30, 2021. Revenue from the education vertical is not material to our operations, and we have fully exited the vertical during the third quarter of 2022.

Cost of revenue
The following table presents our cost of revenue for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Cost of revenue	$285,149	$(122,417)	(30.0)%	$407,566
Percentage of revenue	85.1%			84.3%
The decrease in cost of revenue for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was driven by lower revenue share payments to suppliers due to the overall decrease in revenue and a higher proportion of transactions in our Private Marketplace, which are recorded on a net revenue basis, offset in part by an increase in equity-based compensation expense and an increase in personnel-related costs due to the employees added as a result of the CHT acquisition.
Sales and marketing
The following table presents our sales and marketing expenses for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Sales and marketing	$22,034	$5,295	31.6%	$16,739
Percentage of revenue	6.6%			3.5%
The increase in sales and marketing expenses for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was due primarily to an increase in equity-based compensation expense of $2.3 million, an increase in personnel-related costs of $1.5 million resulting from planned headcount additions, and an increase in amortization expense of $1.5 million related to the amortization of intangible assets arising from our acquisition of CHT.
Product development
The following table presents our product development expenses for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Product development	$16,168	$5,251	48.1%	$10,917
Percentage of revenue	4.8%			2.3%
The increase in product development expenses for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was due primarily to an increase in equity-based compensation expense of $2.7 million and an increase in personnel-related costs of $2.1 million resulting from planned headcount additions to continue to enhance our technology.
General and administrative
The following table presents our general and administrative expenses for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
General and administrative	$40,569	$(4,117)	(9.2)%	$44,686
Percentage of revenue	12.1%			9.2%

The decrease in general and administrative expenses for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was due primarily to gain of $6.6 million recorded on remeasurement of the contingent consideration related to CHT as the fair value declined due to lower projected revenue and gross profit targets for CHT and to legal, professional and accounting fees as we incurred higher costs during the nine months ended September 30, 2021, offset in part by an increase in equity-based compensation expense of $4.5 million and an increase in personnel-related costs of $1.0 million resulting from planned headcount additions.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Cost of revenue	$2,637	$1,348	104.6%	$1,289
Sales and marketing	7,951	2,312	41.0%	5,639
Product development	7,321	2,722	59.2%	4,599
General and administrative	26,307	4,513	20.7%	21,794
Total	$44,216	$10,895	32.7%	$33,321
The increase in equity-based compensation expense for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was driven primarily by expenses related to additional restricted stock units granted to employees as part of the annual incentive process and restricted stock units granted to the employees added in connection with our acquisition of CHT.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Sales and Marketing	$3,758	$1,520	67.9%	$2,238
General and administrative	306	306	100.0%	—
Total	$4,064	$1,826	81.6%	$2,238
The increase in amortization expense for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was related to intangible assets arising from our acquisition of CHT.
Other expenses, net
The following table presents our other expenses for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Other expenses, net	$8,123	$7,786	2,310.4%	$337
Percentage of revenue	2.4%			0.1%
The increase in other expenses, net for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was driven primarily by an impairment charge of $8.6 million during the nine months ended September 30, 2022 related to a cost method investment, offset in part by $0.8 million of expense incurred during the nine months ended September 30, 2021 to settle certain claims made by the Attorney General's Office of the State of Washington.

Interest expense
The following table presents our interest expense for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Interest expense	$5,908	$(395)	(6.3)%	$6,303
Percentage of revenue	1.8%			1.3%
The decrease in interest expense for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was driven by a lower interest rate on the 2021 Credit Facility resulting from the refinancing of our 2020 Credit Facilities offset by the interest on amounts drawn on our 2021 Revolving Credit Facility to fund a portion of the consideration for our acquisition of CHT.
Income tax expense
The following table presents our income tax expense for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Income tax expense	$1,210	$(426)	(26.0)%	$1,636
Percentage of revenue	0.4%			0.3%
For the nine months ended September 30, 2022, we recorded an income tax expense of $1.2 million resulting from our effective tax rate of (2.8)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the nine months ended September 30, 2021, we recorded an income tax expense of $1.6 million resulting from our effective tax rate of (57.2)% which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, state taxes, income not taxable to us associated with the non-controlling interest, nondeductible transaction costs associated with the Secondary Offering and the impact of tax benefits associated with equity-based awards.
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
The following table reconciles Adjusted EBITDA with net (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss)	$(21,226)	$(4,271)	$(44,096)	$(4,494)
Equity-based compensation expense	14,600	11,198	44,216	33,321
Interest expense	2,593	1,765	5,908	6,303
Income tax (benefit) expense	(544)	2,125	1,210	1,636
Depreciation expense on property and equipment	98	99	295	272
Amortization of intangible assets	1,704	746	4,064	2,238
Transaction expenses(1)	106	1,152	636	3,883
Employee-related costs(2)	—	270	—	619
SOX implementation costs(3)	—	348	110	797
Fair value adjustment to contingent consideration(4)	(3,746)	—	(6,591)	—
Impairment of cost method investment	8,594	—	8,594	—
Settlement costs(5)	—	800	—	800
Changes in TRA related liability(6)	13	(448)	(577)	(604)
Changes in Tax Indemnification Receivable(7)	(15)	—	(44)	147
Settlement of federal and state income tax refunds(8)	—	—	92	—
Adjusted EBITDA	$2,177	$13,784	$13,817	$44,918
(1)Transaction expenses consist of $0.1 million and $0.6 million of legal, accounting and other consulting fees incurred by us for the three and nine months ended September 30, 2022, respectively, in connection with the acquisition of CHT. For the three and nine months ended September 30, 2021, transaction expenses consist of $1.2 million and $3.9 million for legal, accounting, and other consulting fees in connection with the Secondary Offering and other registration statements, and the refinancing of our 2020 Credit Facilities, respectively.
(2)Employee-related costs include $0.3 million and $0.5 million of expenses incurred by us for the three and nine months ended September 30, 2021, respectively, for amounts payable to recruiting firms in connection with the hiring of certain executive officers to support our operation as a publicly-reporting company.
(3)SOX implementation costs consist of $0 and $0.1 million of expenses incurred by us for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.8 million of expenses for the three and nine months ended September 30, 2021, respectively, for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b) for 2021.
(4)Fair value adjustment to contingent consideration consists of $3.7 million and $6.6 million of gain for the three and nine months ended September 30, 2022, respectively, in connection with the remeasurement of the contingent consideration for the acquisition of CHT as of September 30, 2022.
(5)Settlement costs include $0.8 million of expenses incurred by us for the three and nine months ended September 30, 2021, to settle certain claims made by the Attorney General's Office of the State of Washington.
(6)Changes in TRA related liability consist of immaterial expenses and $0.6 million of income for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $0.6 million of income for the three and nine months ended September 30, 2021, respectively, due to a change in the estimated future state tax benefits and other changes in the estimate resulting in reductions of the TRA liability.
(7)Changes in Tax Indemnification Receivable consists of immaterial income incurred by us for the three and nine months ended September 30, 2022, and $0.1 million of expenses incurred by us for the nine months ended September 30, 2021, related to a reduction in the tax indemnification receivable recorded in connection with the Reorganization Transactions. The reduction also resulted in a benefit of the same amount which has been recorded within income tax (benefit) expense.
(8)Settlement of federal and state tax refunds consist of $0 and $0.1 million of expense incurred by us for the three and nine months ended September 30, 2022, respectively, related to a payment to White Mountains for state tax refunds for the period prior to the Reorganization Transaction related to 2020 tax returns. The settlement also resulted in a benefit of the same amount which has been recorded within income tax (benefit) expense.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$89,017	$152,749	$335,065	$483,690
Less cost of revenue	(76,343)	(128,081)	(285,149)	(407,566)
Gross profit	12,674	24,668	49,916	76,124
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	999	447	2,637	1,289
Salaries, wages, and related	989	501	2,679	1,523
Internet and hosting	126	105	349	315
Other expenses	189	104	531	323
Depreciation	12	7	30	22
Other services	492	300	1,598	847
Merchant-related fees	40	56	99	286
Contribution	15,521	26,188	57,839	80,729
Gross margin	14.2%	16.1%	14.9%	15.7%
Contribution Margin	17.4%	17.1%	17.3%	16.7%

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
The following table presents Transaction Value by platform model for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Open Marketplace transactions	$86,279	$147,800	$324,008	$469,670
Percentage of total Transaction Value	58.8%	57.9%	57.0%	60.7%
Private Marketplace transactions	60,438	107,290	244,592	304,410
Percentage of total Transaction Value	41.2%	42.1%	43.0%	39.3%
Total Transaction Value	$146,717	$255,090	$568,600	$774,080
The following table presents Transaction Value by vertical for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Property & Casualty insurance	$83,165	$175,375	$343,179	$535,448
Percentage of total Transaction Value	56.7%	68.8%	60.4%	69.2%
Health insurance	46,190	48,692	152,839	146,275
Percentage of total Transaction Value	31.5%	19.1%	26.9%	18.9%
Life insurance	11,580	13,361	36,438	41,736
Percentage of total Transaction Value	7.9%	5.2%	6.4%	5.4%
Other	5,782	17,662	36,144	50,621
Percentage of total Transaction Value	3.9%	6.9%	6.4%	6.5%
Total Transaction Value	$146,717	$255,090	$568,600	$774,080
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

The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Clicks	76.7%	80.1%	77.9%	81.4%
Calls	15.1%	8.4%	12.7%	7.7%
Leads	8.2%	11.6%	9.4%	10.9%
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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents totaled $30.2 million and $50.6 million, respectively.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2021 Credit Facilities, will be sufficient to meet our projected operating and debt service requirements, and to continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities or we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital. Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C insurance vertical and we are currently unable to estimate their impact beyond the fourth quarter of 2022. We have historically not used funds available under our credit facilities to fund our operations and payments under the credit facilities.
On April 1, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") for cash consideration of $49.7 million at closing, plus contingent consideration of up to $20.0 million based on CHT’s achievement of revenue and profitability targets for the two successive 12-month periods following the closing. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing. We expect to be able to pay the contingent consideration, if any, from our cash balances. During the three months ended September 30, 2022 we repaid $15.0 million under the 2021 Revolving Credit Facility.
On March 14, 2022, our Board of Directors approved the repurchase of shares of our Class A common stock having an aggregate value of up to $5.0 million from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The Company completed the repurchase program during the three months ended September 30, 2022. The repurchases were financed from our cash balances. During the three and nine months ended September 30, 2022, we repurchased 134,147 shares and 455,297 shares of Class A common stock for aggregate consideration of $1.6 million and $5.0 million, respectively.

We may in the future engage in additional merger and acquisition or other activities, including share repurchases, that could require us to draw on our existing credit facilities or may need to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Our material cash requirements include our long-term debt, operating lease obligations, liabilities under the TRA, and any contingent consideration payable in connection with our acquisition of CHT.
Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2022 and 2021, and the dollar and percentage changes between the periods:

(dollars in thousands)	Nine months ended September 30, 2022	$	%	Nine months ended September 30, 2021
Net cash provided by operating activities	$34,738	$28,062	420.3%	$6,676
Net cash (used in) investing activities	$(49,770)	$(49,202)	8,662.3%	$(568)
Net cash (used in) financing activities	$(5,324)	$(4,963)	1,374.8%	$(361)
Operating activities
Cash flows provided by operating activities were $34.7 million for the nine months ended September 30, 2022, compared with $6.7 million for the nine months ended September 30, 2021. The increase resulted from lower working capital usage due primarily to the timing of our payables and higher working capital usage in 2020 and 2021 driven primarily by growth in our business and non-recurring transactions, offset in part by the higher net loss during the nine months ended September 30, 2022.
Investing activities
Cash flows used in investing activities were $49.8 million for the nine months ended September 30, 2022, compared with $0.6 million for the nine months ended September 30, 2021. The increase resulted primarily from the payment of cash consideration for our acquisition of CHT, which closed on April 1, 2022.
Financing activities
Cash flows used in financing activities were $5.3 million for the nine months ended September 30, 2022, compared with $0.4 million for the nine months ended September 30, 2021. The increase was due to principal payments on the 2021 Term Loan Facility and payments made under the share repurchase program, offset in part by the net amounts drawn on the 2021 Revolving Credit Facility to fund a portion of the consideration for the CHT acquisition.
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
As of September 30, 2022, we had $180.3 million of outstanding borrowings, net of deferred debt issuance costs of $2.6 million, and $10.0 million under the 2021 Term Loan Facility and 2021 Revolving Credit Facility, respectively.
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
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2021 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.5 million change in our interest expense for the nine months ended September 30, 2022.
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
Customer concentrations consisted of one customer that accounted for approximately $10 million, or 11%, and $42 million, or 13%, of revenue for the three and nine months ended September 30, 2022, respectively, compared with two customers that collectively accounted for approximately $46 million, or 30%, and $141 million, or 29%, of revenue for the three and nine months ended September 30, 2021, respectively. Our largest customer accounted for approximately $4 million, or 11%, of total accounts receivable as of September 30, 2022, compared with approximately $7 million, or 10%, of total accounts receivable as of December 31, 2021.
Our supplier concentration can expose us to business risks. For the three and nine months ended September 30, 2022, we had one supplier that accounted for approximately $9 million, or 11%, and $33 million, or 11%, of total purchases, respectively, compared with one supplier that accounted for approximately $13 million, or 10%, of total purchases for the three months ended September 30, 2021, and no supplier that accounted for more than 10% of total purchases for the nine months ended September 30, 2021. Our largest supplier accounted for approximately $6 million, or 13%, of total accounts payable as of September 30, 2022, compared with our two largest suppliers that collectively accounted for approximately $21 million, or 34%, of total accounts payable as of December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2022:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July, 2022	—	$—	111,941	$255,966
August, 2022	90,824	$8.99	22,206	$—
September, 2022	—	$—	N/A	N/A
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

MEDIAALPHA, INC.

Date:	November 4, 2022	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer