Form 10-K
period 2022-12-31
MediaAlpha, Inc.
filed 2023-02-27
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was $255.2 million based upon the closing market price as of the close of business June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2023, there were 44,022,910 shares of MediaAlpha, Inc.’s Class A common stock, $0.01 par value per share, and 18,895,493 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Cautionary Statement Regarding Forward-Looking Statements and Risk Factor Summary
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
•The impact of broad-based pandemics or public health crises, such as COVID-19;
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
•Risks related to changes in tax laws or exposure to additional income or other tax liabilities could affect our future profitability;
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
Item 1. Business.
Our Company
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty (“P&C”) insurance, health insurance, and life insurance, supporting $696 million in Transaction Value(1) across our platform from these verticals during the year ended December 31, 2022.
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
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low LTV consumers, or an insurance-focused research or other financial destination looking to monetize the high-intent shoppers on their websites. Our model’s versatility allows for the same insurance carrier or distributor to be both a demand and supply partner, which deepens the partner’s relationship with us. In fact, it is this supply partnership that presents insurance carriers with a highly differentiated monetization opportunity, enabling them to capture revenue from website visitors who either do not qualify for a policy or otherwise may be more valuable as a potential referral to another carrier.
1 “Transaction Value” is an operating metric that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. Transaction Value represents the total gross dollars transacted by our partners on our platform. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.”

For the year ended December 31, 2022, we had 15 of the top 20 largest auto insurance carriers by customer acquisition spend as demand partners on our platform, accounting for 25% of our revenue. Of these demand partners, 60% were also supply partners in our ecosystem. During 2022, an average of 26.0 million consumers shopped for insurance products through the websites of our diversified group of supply partners and our proprietary websites each month, producing an average of over 7.5 million Consumer Referrals on our platform each month.
We believe our technology is a key differentiator and a powerful driver of our performance. We maintain deep, custom integrations with partners representing the majority of our Transaction Value, which enable automated, data-driven processes that optimize these partners’ customer acquisition spend and revenue. Through our platform, our insurance carrier partners can target and price across over 35 separate consumer attributes to manage customized acquisition strategies. Our platform’s granular price management tools and robust data science capabilities enable our insurance partners to target consumers based on a precise calculation of the expected lifetime value of the consumer to that partner and to make real-time, automated customer acquisition decisions.
We built our business model to align the interests of all parties participating on our platform. We generate revenue by earning a fee for each Consumer Referral sold on our platform. Our revenue is generally not contingent on the sale of an insurance product to the consumer.
We have historically delivered strong growth in our Transaction Value and revenue, enabled by our unique business model and technology platform. However, for the year ended December 31, 2022, we generated $737.5 million of Transaction Value and $459.1 million of revenue, representing decreases of 27.6% and 28.9%, respectively, compared with the year ended December 31, 2021 as challenging conditions in the personal auto insurance industry continued to pressure P&C carrier underwriting profitability and in turn customer acquisition investments on our platform. Beginning in the second half of 2021 and continuing into 2022, many of our demand partners in our P&C vertical experienced higher-than-expected underwriting losses driven by inflation in automobile replacement and repair costs as well as by elevated claims costs from Hurricane Ian, leading them to reduce their customer acquisition spend until they obtain approval of premium increases from state regulators. We believe we are poised to capitalize on the continued shift among P&C carriers to direct, digital distribution when their underwriting profitability recovers.
In our health and life insurance verticals, we continue to capitalize on the shift to direct, digital distribution. We aim to drive deeper adoption and integration of our platform within the insurance ecosystem to continue delivering strong results to our partners. While our focus remains on insurance, we plan to continue to grow opportunistically in sectors with similar market dynamics. During the year ended December 31, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT"), a provider of customer generation and acquisition services for Medicare insurance, automobile insurance, health insurance, and life insurance. We believe the acquisition is a good strategic fit with our long-term objectives and will increase our ability to generate Consumer Referrals on various social media and short form video platforms. We expect the broad secular trends driving our growth to resume once carrier profitability recovers and they resume their customer acquisition investments on our platform. See “Part II Item 7 - Management’s discussion and analysis of financial condition and results of operations - Results of operations” for more information.

Health insurance
41%
Property & casualty insurance
49%
Life insurance
6%
Other
4%
FY 2022 Revenue mix

We designed our business model to be capital efficient, with high operating leverage and cash flow conversion. We have funded our growth primarily through internally generated cash flow with no outside primary capital. Our strong cash flow generation is driven by (i) the nature of our revenue model, which is fee based and generated at the time a Consumer Referral is sold, and (ii) our proprietary technology platform, which is highly scalable and requires minimal capital expenditures ($0.1 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively).
The foundation of our success is our company culture. Personal development is critical to our team’s engagement and retention, and we continually invest to support our core values of open-mindedness, intellectual curiosity, candor, and humility. This has resulted in a growth-minded team, with low turnover, committed to building great products and the long-term success of our partners.
Our market opportunity
Insurance is one of the largest industries in the United States, with attractive growth characteristics and market fundamentals. Insurance companies wrote over $2 trillion in premiums in 2021, growing at a 9% CAGR from 2018, according to S&P Global Market Intelligence. Demand for insurance products is stable, due to, in many instances, coverage being mandated by law (for example, auto insurance) or federally subsidized (for example, senior health insurance). The insurance industry as a whole is highly competitive and invests heavily in customer acquisition. Total customer acquisition spend in the insurance industry was estimated to be $146 billion in 2021 and is expected to grow to approximately $176 billion by 2025, according to William Blair.
Our technology platform was created to serve and grow with our insurance end markets. As such, we believe secular trends in the insurance industry will continue to provide strong tailwinds for our business.
•Direct-to-consumer is the fastest growing insurance distribution channel. In the auto insurance industry, there are carriers focused on DTC distribution (such as Progressive and GEICO) and carriers focused more on traditional, agent-based distribution (such as State Farm, Liberty Mutual and Allstate). DTC carriers accounted for approximately 31% of industry premiums in 2019, up from approximately 23% in 2013, according to S&P Global Market Intelligence. This industry shift to more direct distribution is accelerating. A major driver of this growth has been the DTC carriers’ outsized investments, relative to peers, in direct customer acquisition channels. According to S&P Global Market Intelligence, GEICO’s customer acquisition spend increased from $1.7 billion in 2018 to $2.1 billion in 2021, representing 20% growth, and Progressive’s customer acquisition spend increased from $1.3 billion in 2018 to $1.9 billion in 2021, representing 45% growth. Traditional, agent-based carriers have responded by investing more heavily in direct customer acquisition efforts themselves, as well as launching digital brands (such as Nationwide and Spire), acquiring digital agencies (such as Prudential and AssuranceIQ), or acquiring digital insurers (such as Allstate and Squaretrade).
Similarly, tech-enabled distribution businesses focused on health and life insurance, such as eHealth, GoHealth and SelectQuote, have also emerged in recent years. These companies advertise to and acquire customers primarily through digital means and rank among the largest distribution platforms for health and life insurance products.
•More insurance consumers are shopping online. Consumers are increasingly using the internet not just for research and price discovery, but to purchase insurance as well. The J.D. Power 2021 U.S. Insurance Shopping Study suggests that 88% of consumers are open to purchasing their auto insurance online. By comparison, a decade ago, only 35% of consumers who had not made an online auto insurance policy purchase in the past said they would consider doing so in the future, according to the Comscore 2010 Online Auto Insurance Shopping Report. This shift is not only prevalent among younger insurance shoppers. According to LexisNexis Insurance Demand Meter, consumers 56 and older were the fastest growing group of online auto insurance shoppers in 2020.
•Insurance customer acquisition spending is growing. Total insurance customer acquisition spending was estimated to be $146 billion in 2021 and is expected to grow to $176 billion by 2025, according to William Blair. In fact, two of the top five most-advertised brands in the U.S. across traditional and online channels are insurance companies—Progressive and GEICO. According to S&P Global Market Intelligence, Progressive’s customer acquisition spend was $1.9 billion in 2021, while GEICO’s customer acquisition spend was nearly $2.1 billion in the same period. In the face of such aggressive spending and customer acquisition by DTC carriers such as Progressive and GEICO, agent-based carriers are compelled to spend heavily to remain competitive.
•Digital customer acquisition spending by insurers has plenty of headroom. According to William Blair, insurance carriers allocate a lower percentage of their advertising budgets to digital channels than other industries. While the advertising industry as a whole allocates approximately 65% of their budgets to digital, insurers allocated less than 20% of their budgets to digital channels in 2020. Industry analysts expect digital marketing spend by the insurance industry to narrow this gap significantly over time as carriers increase their adoption of digital channels.
•Carriers and distributors are increasingly focused on optimizing customer acquisition budgets. Mass-market customer acquisition spend is becoming more costly, leading carriers and distributors to increasingly focus on optimizing customer acquisition spend. They are able to do so by adopting more sophisticated customer acquisition strategies enabled by data science. A significant percentage of marketers believe the inability to measure customer acquisition impact across channels and campaigns is one of their biggest challenges in demonstrating customer acquisition performance. We believe there is growing demand for improved transparency of Consumer Referral quality, for carriers to secure higher quality Consumer Referrals online, and for the ability to manage consumer acquisition spend across multiple vendors.
MediaAlpha is poised to capitalize on these trends. We believe that we provide the leading technology platform enabling insurance carriers and distributors to efficiently acquire customers online at scale. Our platform allows buyers to target consumers granularly and to determine their pricing based on how they value various consumer segments. Buyers leveraging our data science capabilities make value-maximizing decisions on how to acquire customers. This results in greater customer acquisition efficiency and better return on investment, allowing us to attract more buyers into the ecosystem. Simultaneously, we provide our supply partners the insights and tools they need to drive competition for their high-intent consumers and maximize yield, which draws more supply partners into the ecosystem, providing our buyers with even more high-quality demand sources. As both demand and supply partners begin to see the benefits of the platform, we deepen our relationships with them through additional integrations that drive more data into the platform. All of this creates the powerful “flywheel” effect that has propelled our business forward as a result of the value created within our ecosystem.

Our platform
We have created one of the largest global insurance customer acquisition technology platforms. For the year ended December 31, 2022, we had $737.5 million in Transaction Value and served over 950 total insurance partners, excluding our partners within our agent business. For the year ended December 31, 2021, we had $1.0 billion in Transaction Value and served over 900 total insurance partners, excluding our partners within our agent business.
During 2022, over 312 million high-intent consumers shopped for insurance products on the websites of sellers on our platform and our proprietary websites, resulting in over 90 million Consumer Referrals acquired by buyers on our platform. We serve over 600 buyer partners, excluding our buyer partners within our agent business. Our platform was designed for multiple Consumer Referral products and flexible deployment models to best serve the varying needs of our partners.
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

We connect insurance companies with websites where consumers shop for insurance. Insurance carriers and distributors are able to target high-intent consumers when they are actively shopping for insurance. Our end consumers typically access our partners’ websites or our proprietary websites looking for an insurance quote, where they volunteer relevant data in connection with their quote request. Our platform then controls the matching of these consumers with insurance companies, presenting them with multiple brands to choose from. We believe the rich data available with every consumer quote request gives our platform the unparalleled ability to direct each Consumer Referral to the right set of carriers. We maximize value to both demand and supply partners by allowing insurance companies to reach consumers when they are actively shopping at the point of purchase and precisely target granular consumer segments using rich data.

We enable insurance companies to reach and acquire new customers in multiple ways. In our platform, end consumers can engage with insurance companies through multiple touchpoints based on their preferences. Our platform enables consumers to (i) proceed to an insurance carrier’s website on a self-directed basis to purchase a policy (click), (ii) engage with an insurance carrier or agent via phone (call), or (iii) submit their data to insurance companies to receive inbound inquiries (lead). Our platform’s flexibility in turn enables insurance carriers to acquire and convert consumers through one or more touchpoints, depending on their strengths and preferences.
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the year ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Clicks	75.3%	79.3%
Calls	15.3%	9.5%
Leads	9.4%	11.3%
Our platform leverages precise data and data science for maximum efficiency. Insurance carriers use precise data to target and price consumer segments across demographic and geographic attributes on a source transparent basis. This allows insurance carriers to pay the right price for each Consumer Referral based on their business objectives. Insurance carriers integrate with our platform to provide real-time conversion feedback, allowing them to measure returns on their spending granularly and execute algorithmic optimization of customer acquisition cost based on the expected LTV of the customer. Increasing the number and depth of our conversion data integrations with our partners remains a key part of our strategy.
Insurance carriers are able to extract the maximum value from each consumer opportunity. We have extensive data integrations with our partners to support efficient customer acquisition. These data integrations allow us to more seamlessly transact a Consumer Referral by taking information an end consumer has already provided and pre-populating it into an insurance carrier’s purchase process, potentially increasing policy conversion rates. This enhances the value of the Consumer Referral to our insurance carriers, adding significant value to all parties in our platform. As of December 31, 2022, we had 90 buyers with this type of integration in place for active and future campaigns, representing 64% of the total Transaction Value from our insurance verticals for the year then ended. Increasing the number and depth of our data integrations with our partners remains a key part of our strategy, and we believe this number will increase as our platform grows.
Our transaction models. We transact with our demand partners and supply partners through two operating models, Open Marketplace and Private Marketplace. In our Open Marketplace transactions, we have separate agreements with demand partners and suppliers and have control over the Consumer Referrals that are sold to our demand partners. In our Private Marketplace transactions, demand partners and suppliers contract with one another directly, and we earn fees from our supply partners based on the value of the Consumer Referrals transacted on our platform. For more information regarding these arrangements, see “Management’s discussion and analysis-Key components of our results of operations-Revenue.”
Our technology
Our product is a technology platform that allows insurance carriers and distributors to acquire customers and optimize customer acquisition costs to align with expected customer LTV, in a single data-rich but user-friendly environment. Our technology is what enables our growth, scale, and operating leverage, and is a key part of what differentiates us from our competitors. It is also what enables our partners to scale their customer acquisition and monetization efficiently and with minimal operating overhead. With over 90 million paid transactions on our platform in 2022, we believe we offer the largest source of Consumer Referrals in the insurance sector.
Our product is a robust, real-time customer acquisition and data analytics platform. It is fueled by rich, anonymized consumer data provided by our extensive data integrations with our partners. At the heart of our platform is a set of proprietary predictive analytics algorithms that incorporate hundreds of variables to generate conversion probabilities for each unique consumer, enabling our partners to align customer acquisition costs with expected customer LTV across the platform.
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
Proprietary user data integrated in a secure environment. Our platform allows buyers to fully integrate first-party consumer data to enhance targeting parameters, bidding granularity, and conversion tracking, resulting in more accurate customer acquisition and LTV predictions. We maintain robust data security protections and preserve the confidentiality of each insurance carrier’s customer acquisition strategy. We are able to seamlessly aggregate this data across all of our users to enhance our data analytics models while maintaining end-consumer confidentiality. We believe this has allowed us to continue strengthening our rich consumer database and analytics platform and to maintain strong relationships with our partners.
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
Highly extensible and scalable platform. Our platform and industry-agnostic technology enables us to quickly expand our operations into existing and adjacent verticals with minimal investments. We have organically scaled the P&C insurance vertical and the health and life insurance verticals to $399.9 million and $296.0 million in Transaction Value, respectively, for the year ended December 31, 2022. While our primary focus remains on insurance, we intend to continue to grow opportunistically in sectors with similar, attractive market fundamentals. We believe our proprietary technology will allow us to react nimbly to growing demands and opportunities in emerging verticals.
Our target audience
Our buyers: Our demand partners are insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey. Repeat buyers continue to be a strong driver of our business, with 92% of our Transaction Value for 2022 driven by repeat buyers from 2021 (with total Transaction Value from such repeat buyers decreasing 37% in 2022) and 97% of our Transaction Value for 2021 driven by repeat buyers from 2020. Annual spend per demand partner on our platform with over $1 million in Transaction Value was $9.0 million in 2020 and $9.1 million in 2021, but declined to $6.3 million in 2022, driven by a reduction in marketing spend by our top insurance partners due to significant declines in their underwriting profitability.
Our value proposition for buyers
•Efficiency at scale. We believe we operate the insurance industry’s largest customer acquisition platform, delivering the volume insurance companies need to drive profitable growth, while also providing precise targeting capabilities to ensure they connect with the right prospects. We believe this gives our demand partners the ability to realize greater efficiencies relative to other customer acquisition channels.
•Granular and transparent control. Our platform allows for real-time, granular control and full source transparency with every buying and pricing decision. We believe this gives our buyers the flexibility they need to realize favorable LTV relative to customer acquisition costs to maximize their revenue opportunities and the effectiveness of their marketing investments.
•Unparalleled partnership. With a fully managed service option, custom integrations, and industry-leading technology, we are dedicated to providing long-term value to our demand partners’ businesses. We have designed our platform to put the best interests of our partners first, fostering a healthy ecosystem within which buyers can transact with confidence.

Our Sellers: Our supply partners use our platform to monetize their digital consumer traffic. Our supply partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations and financial websites looking to monetize high-intent customers. Repeat sellers continue to be a strong driver of our business, with 98% of our Transaction Value for 2022 driven by repeat sellers from 2021 (with Transaction Value from such repeat sellers declining 27% in 2022) and 99% of our Transaction Value for 2021 driven by repeat sellers from 2020. Annual spend per supply partner on our platform representing over $1 million in Transaction Value annually has declined, from $11.9 million in 2020 and $13.9 million in 2021 to $9.5 million in 2022, due to a reduction in demand driven by reduced marketing spend from insurance advertisers on our platform.
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
Our End Consumers: Our end consumers are primarily high-intent, online insurance shoppers. Due to the broad participation of top-tier insurance carriers within our ecosystem, consumers are able to more efficiently navigate a range of options and offers relevant to their policy searches. During the year ended December 31, 2022, over 312 million high-intent consumers shopped for insurance products through the websites of sellers on our platform and our proprietary websites.
Our value proposition for end consumers
•Search relevancy. By enabling insurance carriers and distributors to apply sophisticated targeting, we facilitate the delivery of hyper-relevant product options to our end consumers based on consumer-provided demographics and other relevant characteristics. We believe this improves the overall research and purchase experience and helps enable our end consumers to make better decisions.
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
Our strengths
We believe that our competitive advantages are based on the following key strengths:
•Highly scalable, innovative technology platform with rich data. Our proprietary platform is built to be highly extensible and flexible, enabling us to quickly and efficiently develop custom solutions and tools to address the varying and evolving needs of our partners. Supported by our proprietary algorithms, our platform is able to provide continuous, real-time feedback and insights that buyers can use to maximize the value of every consumer opportunity. Our deep data integrations allow our buyers to utilize millions of anonymized data points to target and acquire their desired customers with a unique level of precision and control. As of December 31, 2022, there were over 400 insurance supply partners on our platform. We also provide our supply partners with sophisticated, data-driven yield management and monetization capabilities. We believe these capabilities are critical to our partners’ monetization strategies, as they enable optimization of business performance and revenue. Our platform is vertical agnostic, allowing us to quickly and easily expand into new markets with attractive attributes.
The increased participation in our technology-driven platform will continue to generate valuable data, enhance feedback loops, and drive stronger results for all participants in the ecosystem. We believe this creates a flywheel effect as our platform continues to grow.

•Superior operating leverage. We designed our business to be highly scalable, driving sustainable long-term growth that delivers superior value to both demand and supply partners. Our technology enables us to grow in a highly capital efficient manner, with minimal need for working capital or capital expenditure investment. In 2022, we employed an average of 164 individuals, who produced $737.5 million of Transaction Value ($4.5 million per employee), $72.4 million of net loss ($0.4 million per employee), and $22.9 million of Adjusted EBITDA ($0.1 million per employee) and in 2021, we employed 138 individuals on average who drove $1.0 billion of Transaction Value ($7.4 million per employee), $8.5 million of net loss ($0.1 million per employee), and $58.2 million of Adjusted EBITDA ($0.4 million per employee) for the year.
•Sticky, tenured relationships with insurance carriers and distributors. We have developed multi-faceted, deeply-integrated partnerships with insurance carriers and distributors, who can be both buyers and sellers on our platform. We enable insurance carriers and distributors as buyers to optimize their customer acquisition spend by offering source-level transparency, granular controls, and predictive tools to drive measurably superior performance. When we work with carriers and distributors as sellers, we enable them to use data science to turn high-intent policy shoppers unlikely to purchase a policy from that specific carrier or distributor into highly valuable Consumer Referrals for other carriers or distributors, thereby offsetting a portion of their total customer acquisition costs.
We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. As a result, many insurance carriers and distributors use our platform as their central hub for broadly managing digital customer acquisition and monetization.
Our relationships with our partners are deep, long standing, and involve top-tier insurance carriers in the industry. 15 of the top 20 largest auto insurance carriers by customer acquisition spend are demand partners on our platform. In 2022, 92% of total Transaction Value executed on our platform came from demand partner relationships in existence during 2021. In 2021, 97% of total Transaction Value executed on our platform came from demand partner relationships in existence during 2020.
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
•Improve ecosystem efficiency. We believe that traditional customer acquisition models are highly inefficient, charging platform users inflated prices while lacking the transparency and granularity to allow participants to reach end consumers effectively. Our platform is designed to disrupt and address these systemic inefficiencies by enhancing automated buying strategies and granular price discovery processes. We will continue to expand our platform and drive value for all participants within the ecosystem by increasing the number and depth of data integrations with our partners.
•Bring new partners to our platform. There are potential buyers and sellers who are not yet using our platform, and new companies are being formed every year. We intend to gain adoption of our platform with new insurance partners through business development, word-of-mouth referrals, and inbound inquiries.

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
•Deepen our relationships with agents. We intend to strategically expand our insurance agency relationships to capture additional customer acquisition spend within our core insurance verticals. We have a dedicated team working to incorporate agents into our digital platform and help them expand their customer acquisition capabilities. We generated over 90 million Consumer Referrals in the year ended December 31, 2022, equipping us with valuable conversion insights to help us optimize consumer routing to agents based on their desired goals. This dedicated team will continue to enhance our agency capabilities.
•Expand into and scale new verticals. While we are currently focused on growing our core insurance verticals, we continue to seek expansion opportunities in markets that share similar characteristics. We believe our vertical-agnostic platform and established playbook for entering new markets will allow us to capture attractive market opportunities effectively if we decide to pursue such opportunities.
Our competition
We operate in the broadly defined tech-enabled insurance distribution sector. We are part of a sector that is disrupting the conventional agent-based insurance distribution channels. This sector is comprised of companies engaged in varied aspects of customer acquisition. On one end of the spectrum, there are companies that are engaged in simple Consumer Referrals acquisition, which they sell to insurance carriers or distributors. On the other end of the spectrum, there are companies that acquire the customer through digital channels and take them through the entire needs-based assessment and policy application and submission process.
Within this sector, our closest competitors are technology companies engaged in digital customer acquisition. Traditional digital consumer acquisition models focus on serving buyers of Consumer Referrals by acquiring consumers from paid search, proprietary websites or other digital avenues and selling them to insurance carriers or producers. Our model is different. We operate a two-sided marketplace where sophisticated demand and supply partners buy and sell high-quality Consumer Referrals. We compete on the basis of a number of factors, including return on investment, technology, and client service.
Our platform also offers DTC digital spend optimization capabilities that compete primarily with home grown systems that buyers use to aggregate multiple sources of digital customer acquisition. As the number of digital consumer acquisition sources grows, the complexity and cost of managing those sources continues to increase. As a result, we are seeing significant increases in the frequency and customer acquisition spend of participants on our platform, further enhancing our scale and return on investment to all our partners. We have deep integrations with our partners that are costly and time consuming to implement. We believe our scale makes it hard for new entrants to gain direct access to buyers and sellers and replicate what we have built over the years.
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
Our health insurance vertical experiences seasonal strength during the fourth quarter due to a material increase in Consumer Referrals and a related increase in customer acquisition budgets in connection with the Medicare annual enrollment period, which typically runs from October 15 to December 7 each year, and the under-65 health insurance open enrollment period, which typically runs from November 1 through December 15 in many states, with the last ending on January 31st of the following year. Customer acquisition spending in our health insurance vertical is typically lower during the other quarters of the year because most consumers enroll in these plans during the annual and open enrollment periods. The seasonal strength in the fourth quarter results in a higher level of accounts receivable related to our health insurance vertical as of our fiscal year-end, which are typically collected during the subsequent first quarter.
Regulation
Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are subject to laws and regulations that apply to businesses in general, such as those relating to worker classification, employment, payments, worker confidentiality obligations, consumer protection and taxation. As an online business, we are also subject to laws and regulations governing the internet, such as those relating to intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, search engines, consumer privacy, and internet tracking technologies, and could be affected by potential changes to laws and regulations that affect the growth, popularity or use of the internet, including with respect to net neutrality and taxation on the use of the internet or e-commerce transactions.
Because we collect, process, store, share, disclose, transfer and use consumer information and other data and engage in marketing and advertising activities via the phone, email and text messages, we are also subject to laws and regulations that address privacy, data protection and collection, storing, sharing, use, disclosure, retention, security, protection transfer and other processing of personal information and other data, including the California Online Privacy Protection Act, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and other state privacy laws, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), Canada’s Anti-Spam Law (“CASL”), the Telephone Consumer Protection Act of 1991 (the “TCPA”), the U.S. Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(c) of the Federal Trade Commission Act, the EU’s General Data Protection Regulation (“GDPR”), supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, and the EU’s ePrivacy Directive, which is expected to be replaced by the EU’s ePrivacy Regulation, which is still under development and will replace current national laws that implement the ePrivacy Directive. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. We take a variety of technical and organizational security measures and other measures to protect our data, including data pertaining to our end consumers, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.
A substantial majority of the insurance carriers using our platform are P&C insurance carriers, health and/or Medicare insurance carriers or life insurance carriers. As a result, we are affected by laws and regulations relating to the insurance and healthcare industries, both of which are heavily regulated. In addition, during 2021 we became a licensed health insurance broker in all 50 U.S. states and the District of Columbia, which has subjected us to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in those jurisdictions. The laws and regulations applicable to these industries have changed significantly in recent years, and other changes may occur in the future. For example, the Patient Protection and Affordable Care Act of 2010 and related regulatory reforms have materially changed the regulation of health insurance. In addition, recent and proposed changes in the regulations governing the marketing of Medicare insurance have materially changed the rules regarding how such policies are marketed, and may materially restrict our ability to sell Consumer

Referrals to certain buyers in the future. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in industry regulation could affect our operations and/or demand for our platform.
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
Employees
We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include hands-on work no matter what the experience level, intellectual curiosity, open-mindedness, growth mindset, and deeply caring about the quality of work. As of December 31, 2022, we had 156 full-time employees. The human capital measures and objectives that we focus on in managing our business include talent acquisition and retention, employee engagement, development and training, diversity and inclusion, compensation and pay equity, and employee health and welfare. None of our employees are represented by a collective bargaining unit or are a party to a collective bargaining agreement.
Employee Engagement and Development
Our employee engagement efforts include regular “all-hands” meetings and frequent executive communications, through which we aim to keep our employees well-informed and to maximize transparency. We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our employees’ needs.  We conduct annual confidential employee surveys and believe that ongoing performance feedback encourages greater engagement in our business and improves individual performance. Each year, our employees participate in a 360-degree evaluation process to identify critical capabilities for development and establish new stretch goals.
We seek to achieve our business objectives through a deep commitment to talent development. Our talent development efforts include quarterly goals, weekly “lunch and learn” events, individualized professional development plans, management training, internal workshops, guest speakers, and book club discussions related to enhancing business skills.
We use a combination of company and department goals to drive the execution of our business strategy.  All of our teams participate in an annual strategic planning process to identify objectives for business growth and innovation, and set and review goals throughout the year to support the Company’s annual objectives.
Pay Equity
Our employee compensation strategy is designed to support three primary objectives: to attract and retain the best team members, to reflect and reinforce our most important values, and to align team member interests with shareholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we monitor market compensation levels and set pay ranges based on market data, and we consider factors such as an employee’s role and experience, the location of their job, and their performance, in making compensation decisions. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure that we compensate our employees in a fair and equitable manner. We also comply with the applicable pay transparency laws by ensuring that our job postings and applicant/employee requests for compensation information are in compliance with state or local laws.
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

Community Involvement
We aim to enhance the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer employees the opportunity to give back to charities of their choice and the Company matches team member contributions to qualified 501(c)(3) organizations, up to $2,500 per team member per calendar year and also by offering employees paid volunteer time each year. We will also be offering company-sponsored volunteer events to our employees starting in 2023.
Employee Health and Welfare
Our employee benefits package is tailored to meet a variety of our employees’ needs, including a generous parental leave, open paid time-off, and a charitable giving program for employees to support causes and organizations that have special meaning to them.
We employ a hybrid work schedule, with most employees working in one of our offices one or two days per week, and working remotely on other days, to offer employees the flexibility they need to balance their personal and work lives. To cover the costs and help ease the stress of working from home, we provide our employees with benefits such as internet and cell phone reimbursement, office supply purchasing, flexible work schedules, reimbursement for the purchase of ergonomic home office products and access to other tools.
During the COVID-19 pandemic, our primary focus was on the safety and well-being of our employees and their families. Our pandemic efforts included leveraging the advice and recommendations of public health and occupational health experts to establish proper safety standards and ensuring that we provided appropriate personal protective equipment to our employees. We will continue to monitor and follow the advice of the public health authorities in the areas where our offices are located in the event of future pandemics.
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
Our internet website address is https://www.mediaalpha.com/. We make available on our internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.
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
A substantial majority of our revenue is derived from sales of Consumer Referrals to demand partners on our platform. Our relationships with such demand partners are dependent on our ability to make quality Consumer Referrals available on our platform at attractive volumes and prices, which in turn depends on our relationship with our supply partners. If demand partners are not able to acquire their preferred Consumer Referrals on our platform, they may stop purchasing on our platform. If demand partners are not able to reach desired consumer segments precisely or do not achieve their desired return on their customer acquisition spend, they may stop using our platform.
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
We derive a large portion of our revenue from our demand partners through their purchases of Consumer Referrals provided by our supply partners. A limited number of our demand and supply partners account for a substantial portion of our business. Our largest demand partner represented 10% and 16% of our revenue for the years ended December 31, 2022 and 2021, respectively, and our next largest demand partner represented 5% and 11% of revenue for the years ended December 31, 2022 and 2021, respectively. Our top 20 demand partners represent 46% and 60% of our revenue for the years ended December 31, 2022 and 2021, respectively.
The majority of our agreements with our demand and supply partners do not include minimum transaction volume commitments, and accordingly, our supply partners can reduce or cease the volume of Consumer Referrals they provide to our platform, and/or our demand partners can reduce or cease their purchasing on our platform at any time. In addition, many of our agreements with our demand and supply partners are terminable by the partner without cause upon 30 or 60 days’ notice. Should we become dependent on fewer demand or supply partner relationships (whether as a result of the termination of existing relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our demand or supply partners, which in turn could harm our business, financial condition, operating results, cash flows, and prospects. We expect to obtain payment from our demand partners for work performed and maintain an allowance against receivables for potential losses on partner accounts. Actual losses on partner receivables could differ from those that we have historically experienced or currently anticipate and, as a result, we may need to adjust our allowances. We may not accurately assess the creditworthiness of our partners. As a result, this could cause partners to delay payments to us, request modifications to their payment arrangements that could extend the timing of cash receipts, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our business, financial condition, operating results, cash flows, and prospects could be adversely affected.
Our business is highly subject to business cycles and risks related to the property & casualty insurance, health insurance, and life insurance industries.
We derive a substantial majority of our revenue from sales of Consumer Referrals to property & casualty insurance carriers, health insurance carriers, and life insurance carriers. Revenue from our insurance verticals accounted for 95.5% and 96.5% of our total revenue for the years ended December 31, 2022 and 2021, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our demand partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers began to reduce their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues, and those reductions continued and in many cases worsened during 2022. These reductions have materially and adversely affected our operating results, and the timing and extent of recovery from this hard market cycle are difficult to predict. We will likely experience similar insurance industry cycles in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
Our partners may negotiate with us to reduce our platform fees or switch certain transactions from Open Marketplace to Private Marketplace, which could harm our business, financial condition, operating results, cash flows, and prospects.
Many of the terms of our agreements with our partners, including our platform fees, are specifically negotiated with each partner. Our partners may negotiate with us to reduce our platform fees. The outcome of such negotiations could result in terms that are less favorable to us than those contained in our existing agreements or those obtained by our competitors, which could impact our relationship with our partners and could harm our business, financial condition, operating results, cash flows, and prospects. In addition, the net revenue generated from transactions in our Open Marketplace is higher than the net revenue from transactions in our Private Marketplaces. In the past, certain of our supply and demand partners have switched their transactions with each other from our Open marketplace to a Private Marketplace once they have reached a significant level of Transaction Value, and this may occur with other supply and demand partners in the future. Such transitions may occur with minimal notice, and may cause our operating results for a given period to fail to meet our expectations or those of any analysts that cover us or investors, which could cause the market price of our Class A common stock to fall substantially.
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
Finding, developing, and retaining high quality Consumer Referrals on a cost-effective basis is challenging because competition for web traffic among technology companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in web traffic costs, declining margins, and reduction in revenue. In addition, if we expand the scope of our services and/or served markets, we may compete with a greater number of technology companies, websites, buyers, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Consumer Referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match Consumer Referrals with buyers and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of Consumer Referral inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to Consumer Referrals or web traffic more generally, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from the DTC distribution channel may affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other technology companies engaged in digital customer acquisition deliver to partners, we could lose partners and market share, and our revenue may decline.
If we are unable to develop new offerings, achieve increased partner adoption of those offerings or penetrate new vertical markets, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
Our continued improvement of our product and service offerings is critical to our continued growth. Accordingly, we must continually invest resources in product, technology, and development in order to further enhance the capabilities, effectiveness and competitive differentiation of our platform, including by improving upon and expanding the tools we offer to our partners for customer acquisition cost management and optimization.
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
We have experienced rapid growth in recent years. and anticipate further growth in the future. This growth has placed, and will continue to place, significant demands on management and our operational infrastructure. As we continue to grow, we must continue to maintain and enhance our platform and information technology infrastructure, as well as our financial and accounting systems and controls. We must also continue to attract, train and retain a significant number of qualified information technology and other personnel, and to effectively integrate, develop, and motivate our employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our business, financial condition, operating results, cash flows, and prospects.

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
•increase the volume and quality of Consumer Referrals available on our platform;
•further enhance the capabilities and effectiveness of our platform, and effectively demonstrate the value provided by our platform to current and prospective partners;
•maintain the quality of our platform; and
•expand our presence to new verticals.
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
As part of our growth strategy, we intend to acquire businesses or technologies that we believe could complement, expand or enhance the features and functionality of our platform and our technical capabilities, broaden our service offerings or offer growth opportunities. For example, on April 1, 2022 we acquired substantially all of the assets of Customer Helper Team, LLC, a company engaged in lead generation through social media and short form video channels. The identification of suitable acquisition candidates can be difficult, time-consuming, and may divert the attention of management away from operating our business and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties in:
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
Our business relies on the data provided to us by our demand partners, our supply partners, and consumers. The large amount of information we use in operating our platform is critical to the optimal functioning of our platform. If we are unable to maintain or effectively utilize the data provided to us, including data from our demand partners regarding consumer conversion, the value that we can provide to our partners may be reduced. In addition, the quality, accuracy, and timeliness of this data may suffer, which may lead to a negative bidding experience for demand partners using our platform, or decreased yields for supply partners using our platform, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
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
The ability to maintain or grow the number of visitors to our suppliers’ websites and our proprietary websites from search companies is not entirely within our control. Search companies frequently revise their algorithms and changes in their algorithms have in the past caused or could in the future cause our suppliers’ websites and our proprietary websites to receive less favorable placements. There have been fluctuations in organic rankings for a number of our suppliers’ websites and some of the paid listing campaigns have also been harmed by search engine algorithmic changes. Search companies could also determine that the content of our suppliers’ websites or our proprietary websites is either not relevant or is of poor quality.
In addition, search engine companies periodically change their advertising policies, or implement new policies, which can affect the placement of our paid search results in listings (or even our ability to participate in paid search result listing at all), reducing the number of visitors to our owned and operated and third-party publishers’ websites. For example, in April 2021, Google implemented a new policy requiring paid search advertisers to be licensed health insurance brokers to bid on health insurance-related keywords, which required us and our suppliers to become a licensed health insurance broker in all 50 states and the District of Columbia to be able to continue bidding on such keywords. Any such new or revised policies implemented in the future, or the loss of insurance licenses in particular states, could have a material adverse impact on our or our suppliers’ ability to drive traffic to our respective websites, which could result in a smaller supply of Consumer Referrals available on our platform to our demand partners and thus lower revenue, which would have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
We or our supply partners may also fail to optimally manage our paid listings, or our proprietary bid management technologies may fail, which may lead to a decrease in the number of visits to our supply partners’ websites or our proprietary websites. As a result, we may need to use more costly sources to replace lost visitors who could have contributed to our supply of Consumer Referrals, and such increased expense could adversely affect our business, financial condition, operating results, cash flows, and prospects. Even if we and our suppliers succeed in driving traffic to our respective websites, we may not be able to effectively monetize this traffic or otherwise retain users. Failure to do so could result in a smaller supply of Consumer Referrals available on our platform to our demand partners and thus lower revenue, which would have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Broad-based pandemics or public health crises, such as the COVID-19 pandemic, have had, and may in the future have, an adverse impact on our business, financial condition, operating results, cash flows, and prospects.
Our business has been, and may in the future be, adversely impacted by the effects of public health crises, such as the global COVID-19 pandemic. The impacts of the COVID-19 pandemic, including supply chain constraints and labor shortages, have contributed to higher-than-expected inflation in insurance claims costs, which has driven significant reductions in P&C insurance carrier profitability, leading our P&C insurance carrier partners to reduce their customer acquisition spending. The timing and slope of a recovery in this vertical are difficult to predict. In addition, in our travel vertical, COVID-19 has led to a dramatic decline in consumers shopping for travel-related products, which has led to a significant decline in our revenue from the travel vertical, and there is uncertainty about whether our business in this vertical will return to pre-pandemic levels and the timing of any such recovery.
In addition, future outbreaks of COVID-19 or other widespread diseases may occur in the future, any of which could negatively affect customer acquisition spend by our demand partners or on consumer insurance product search activity (and, in turn, Consumer Referral availability), or require changes to our business operations, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Our business could be adversely affected by natural disasters, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, platform, the internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in Los Angeles, California, a region known for seismic activity. In addition, any unforeseen political crises, terrorist attacks, war, political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition, operating results, cash flows, and prospects. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
If the market for digital customer acquisition services fails to continue to develop, our success may be limited, and our revenue may decrease.
The digital customer acquisition services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential partners have little or no experience using the internet for customer acquisition purposes and have historically allocated only limited portions of their customer acquisition budgets to the internet. The adoption of digital customer acquisition, particularly by those companies that have historically relied upon traditional media for customer acquisition, requires the acceptance of a new way of conducting business, exchanging information, and evaluating new customer acquisition technologies and services.
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
On July 29, 2021, our subsidiary QuoteLab, LLC entered into the First Amendment to the 2020 Credit Agreement (“Amended Credit Agreement”), which provides for the 2021 Term Loan Facility and the 2021 Revolving Credit Facility (collectively “2021 Credit Facilities”). The 2021 Revolving Credit Facility is available for general corporate purposes.
As of December 31, 2022, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $180.5 million and our borrowing capacity under the 2021 Revolving Credit Facility was $45.0 million. In addition, we may in the future decide to incur additional indebtedness.
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
The Amended Credit Agreement requires us to comply with certain financial covenants, including maintaining specific financial ratios. These ratios are based in part on our Consolidated EBITDA, as defined in the Amended Credit Agreement. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In the event that we are unable to generate the levels of Consolidated EBITDA required to maintain compliance with such financial covenants, we may need to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C insurance vertical and we are currently unable to predict the timing or slope of a recovery in this vertical.
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
We maintain cash balances in our bank accounts that exceed the FDIC insurance limitation.
We maintain our cash assets at commercial banks in the U.S. in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. In the event of a failure at a commercial bank where we maintain our deposits or uninsured losses on money market or other cash equivalents in which we maintain cash balances, we may incur a loss to the extent such loss exceeds the insurance limitation, which could have a material adverse effect upon our financial conditions and our results of operations.
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
Changes in tax laws or exposure to additional income or other tax liabilities could affect our future profitability.
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
Taxing authorities may assert that we should have collected or in the future should collect sales, use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales, use, value added or similar taxes in the majority of the jurisdictions in which we have sales, and we believe that such taxes are not applicable either because we do not have the requisite amount of contacts with the state for the state to be able to impose these taxes or our products and services are not subject to these taxes. Sales, use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results.
We may from time to time be subject to litigation, which may be extremely costly to defend, could result in substantial judgment or settlement costs or subject us to other remedies.
We are currently not a party to any material legal proceedings. However, we have in the past and may from time to time in the future be involved in various legal proceedings, including, but not limited to, actions relating to claims of violations of laws or regulations, breach of contract, and intellectual property infringement, misappropriation or other violation. For example, insurance regulators have in the past and may in the future make claims that certain of our proprietary properties, particularly in our health insurance vertical, do not comply with one or more regulations governing marketing of insurance products in that state. Claims may be expensive to defend, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, operating results, cash flows, and prospects. Such claims could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. Further, we might be required to seek a license for third-party intellectual property, which may not be available on commercially reasonable terms (if at all) and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we could be required to develop alternative non-infringing technology, which could require significant time, effort and expense, and may ultimately not be successful. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our services, which could affect our ability to compete effectively. Any of these results would harm our business, financial condition, operating results, cash flows, and prospects.
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
Any errors, defects, or disruptions in our platform or services we rely on from third parties, or other performance problems with our platform or services we rely on from third parties could harm our brand and may damage the businesses of our partners. Our online systems, including our platform, could contain undetected errors, or “bugs,” that could adversely affect their performance. Additionally, we update our platform and our other online systems. These updates may contain undetected errors when first introduced or released, which may cause disruptions in our services and may, as a result, cause us to lose current and potential partners, which could harm our business, financial condition, operating results, cash flows, and prospects.
We rely on third-party service providers for many aspects of our business, including the hosting of our platform, and any disruption of service experienced by a third-party service provider or our failure to manage and maintain existing relationships or identify other high-quality, third-party service providers could harm our business, financial condition, operating results, cash flows, and prospects.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. Although alternative data center providers could host our platform on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs as well as increased operating costs. If we are unable to renew our agreement with AWS on commercially reasonable terms, our agreement with AWS is prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If AWS or other infrastructure providers increase the costs of their services, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
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

In addition, we may be unable to halt the operations of third-party websites that aggregate or misappropriate our data, and such activity could harm our business, financial condition, operating results, cash flows, and prospects
Our proprietary predictive modeling tools and artificial intelligence algorithms may not operate properly or as we expect them to, which could detrimentally impact our buyers’ advertising campaigns. Moreover, our proprietary predictive modeling tools and artificial intelligence algorithms may lead to unintentional bias and discrimination.
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
Risks related to laws and regulation
Our business is subject to a variety of laws and regulations, both in the U.S. and internationally, many of which are evolving.
We are subject to a wide variety of laws and regulations. Laws, regulations, and standards governing issues such as internet communications, advertising, e-commerce, worker classification, employment, payments, worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, antitrust and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile and related technologies. Other laws and regulations may be adopted in response to internet, mobile and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us and other online platforms. As our platform’s scope expands, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements or that we are prohibited from conducting our business in or with certain verticals or jurisdictions. It is also possible that certain provisions in agreements with our buyers, sellers, and service providers may be found to be unenforceable or not compliant with applicable law.

Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies and technology companies in general. The effects of recently imposed and proposed governmental antitrust actions are uncertain because of the dynamic nature of such actions. Scrutiny and regulation of the technology industry may increase, which could require us to devote significant legal and other resources to addressing such scrutiny and regulation. The growth and development of the technology industry in general may prompt calls for greater enforcement of U.S. and/or state antitrust laws, which may impose additional burdens on companies such as ours. Regulatory agencies may also enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another. On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. We intend to cooperate with the FTC. If, as a result of the FTC’s request, proceedings are initiated and we are found to have violated one or more applicable laws, we may be subject to monetary penalties and/or required to change one or more of our related business practices, any of which could have a material adverse effect on our business, results of operations or financial condition.
Laws and regulations regulating insurance activities are complex and could negatively affect us and/or our supply and demand partners, which could in turn have a material and adverse effect on our business, may reduce our profitability and potentially limit our growth.
The insurance industry in the U.S. is heavily regulated. The insurance regulatory framework addresses, among other things: granting licenses to companies and agents to transact particular business activities; and regulating trade, marketing, compensation, and claims practices. In 2021, we became licensed to sell health insurance policies in all 50 U.S. states and the District of Columbia, which has subjected us to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in those jurisdictions. In addition, Medicare providers and their brokers and marketing partners are subject to the regulations governing the marketing and sale of Medicare Advantage and Medicare Supplement plans, which are administered by the Centers for Medicare and Medicaid Services (CMS), have materially changed the rules regarding how such policies are marketed, and may materially restrict our ability to sell Consumer Referrals to certain buyers in the future.
The cost of compliance with such regulations or any non-compliance could impose material costs on us and our partners and negatively affect our or their business, marketing practices, and budgets, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact our business or those of our insurance partners. For example, CMS has recently proposed significant changes in the regulations regarding how Medicare plans may be marketed and sold. These or other changes could impact the manner in which we or our partners are permitted to conduct business, which could negatively affect our and/or their marketing practices, budgets, and overall level of business with us, which could adversely impact our business, financial condition, operating results, cash flows, and prospects.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, impacting the coverage and plan designs that are or will be provided by certain insurance carriers. Health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our platform helps connect consumers to websites and other distribution channels where they can shop for insurance policies from a panel of insurance carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implementation of a single payer system may adversely impact our business, financial condition, operating results, cash flows, and prospects.
Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal information and other data, including the California Online Privacy Protection Act, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and other state privacy laws, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991 (the “TCPA”), the U.S. Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(c) of the Federal Trade Commission Act, the EU’s General Data Protection Regulation, supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Although we endeavor to comply with our published policies and documentation and ensure their compliance with current laws, rules and regulations, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action in the U.S. if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities, private parties or others. In many jurisdictions, enforcement actions and consequences for non-compliance are rising.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to the EU. Complying with these regulations may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted or are currently considering legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, the CPRA, which became effective in most material respects on January 1, 2023, modifies the CCPA significantly, including by expanding consumers’ rights with respect to certain sensitive personal information and creating a new state agency to oversee implementation and enforcement efforts, which may result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. The CCPA, CPRA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, the collection and storage of healthcare data by health insurance carriers subject them to compliance requirements under HIPAA. HIPAA and its implementing regulations contain substantial restrictions and requirements regarding the use, collection, security, storage, and disclosure of individuals’ protected health information. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Health insurance carriers are covered entities under HIPAA. In the event we are deemed to be a business associate of such carriers, we may be bound by compliance obligations under HIPAA, including security breach notification obligations, and subject to increased liability as a possible liable party. In such instance, if we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties up to $1.5 million for identical incidences and the possibility of civil litigation.
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
•the timing and costs associated with legal or regulatory actions or compliance with new regulations;
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
As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and growing our business. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
Risks related to internal control on financial reporting
As a public company, we are required to establish and maintain effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. Our internal control over financial reporting may not be determined to be effective, or our independent registered public accountants may issue an adverse opinion on these controls, all of which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
On an annual basis, we are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The process of designing, implementing and maintaining internal controls over financial reporting required to comply with this requirement is time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, or we are unable to remediate any material weakness, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to establish and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting on an annual basis, and may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed, operating or reviewed. Any failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.
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
The market price of our Class A common stock has been highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. Shares of technology companies have historically experienced levels of volatility that can exceed the overall market. Since shares of our Class A common stock were initially sold in the IPO in October 2020 at a price of $19.00 per share, the low and high closing sales prices of our Class A common stock ranged from $7.87 to $64.11 per share, respectively, through December 31, 2022.
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
In the future, we may issue additional stock, including as grants of equity awards to employees, directors and consultants under our equity incentive plans, to raise capital through equity financings or to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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
Sales of a substantial number of shares of our Class A common stock by our pre-IPO stockholders in the public market, or the perception that such sales may occur, could cause the price of our Class A common stock to fall.
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
As of December 31, 2022, 43.7 million Class A-1 units and 18.9 million Class B-1 units were outstanding. Each Class B-1 unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock (or, at our election, cash of an equivalent value). Substantially all of such shares may be resold at any time, subject in certain cases to compliance with Rule 144 under the Securities Act. In addition, in November 2021, pursuant to a registration rights agreement with certain of our existing investors, including White Mountains, Insignia, and the Senior Executives, we registered 34.9 million of their shares of our Class A common stock, including those delivered in exchange for Class B-1 units, for resale. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital in the future by selling shares of our Class A common stock or other equity securities at a time and price that we deem appropriate.
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

•prohibit cumulative voting in the election of directors, which could otherwise allow holders of a lesser number of shares to elect director candidates;
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
Our amended and restated certificate of incorporation provides that unless the Board of Directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, are the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine under Delaware law. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While the Delaware Supreme Court has upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to this forum provision, and other state and Federal courts have upheld the enforceability of such forum provisions, a court of another state could decide that such provisions are not enforceable under the laws of that state. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our Class A common stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
We intend to continue to take advantage of certain of these exemptions for so long as we continue to qualify as a “controlled company.” Accordingly, during such time our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Risks related to our structure
We are a holding company and our only material asset is our indirect interest in QLH and, accordingly, we are dependent upon distributions from QLH to pay taxes and other expenses.
We are a holding company and have no material assets other than our indirect ownership of Class A-1 units. We have no independent means of generating revenue, all of which is generated by QLH’s subsidiary, QuoteLab, LLC. QLH is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us. Accordingly, we incur income taxes on our allocable share of any such income. In addition, we will continue to incur expenses related to our operations. We intend (a) to continue to cause QuoteLab, LLC to make cash distributions to its sole member, QLH, and (b) in turn to continue to cause QLH to make pro rata cash distributions, or tax distributions, to its members, including us, to (i) fund our U.S. federal, state and local tax obligations in respect of our allocable share of QLH’s taxable income and (ii) cover our obligations under the tax receivables agreement. In certain cases, QLH may also make tax distributions for a fiscal quarter to another member in respect of its pre-exchange allocable share of QLH’s taxable income for such fiscal quarter relating to Class B-1 Units (if any) transferred to us by such member (pursuant to the exchange agreement) before the applicable tax distribution date. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and QLH or QuoteLab, LLC is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected. To the extent that we are unable to make payments under the tax receivables agreement for any reason, such payments will be deferred and will accrue interest until paid.
We are required to pay Insignia, the Senior Executives, and White Mountains for certain tax benefits we may claim in the future.
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
The payments that we may make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, if all of the Class B-1 units were acquired by us in taxable transactions at December 31, 2022 for a price of $9.95 (which is the last reported sale price of our Class A common stock as of December 31, 2022 on the NYSE) per Class B-1 unit, we estimate that the amount that we would be required to pay under the tax receivables agreement could be approximately $157 million. The actual amount we will be required to pay under the tax receivables agreement may be materially greater than this hypothetical amount as potential future payments will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character, and timing of our income and the tax rates then applicable. Payments under the tax receivables agreement are not conditioned on Insignia’s, the Senior Executives’, or White Mountains’ continued ownership of any of our equity. Based on our recent history of pre-tax losses, the Company does not believe it will generate sufficient future taxable income to utilize the related tax benefits in the foreseeable future and therefore will not be required to make any payments under the tax receivable agreement, except as it relates to payments related to 2021 tax year payable during Q1 2023.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located in Los Angeles, California. In addition to our Los Angeles office, we operate from four other offices located in Bellevue, Washington; Tempe, Arizona; St. Petersburg, Florida; and Taipei City, Taiwan. We lease each of our offices. We believe that our current facilities are adequate to meet our immediate needs.
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
Holders of Record
As of January 31, 2023, there were 33 holders of record of our Class A common stock and 13 holders of record of our Class B common stock.  We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
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
Our Class B common stock is not entitled to any dividend payments.
Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon vesting of restricted stock units and awards	Weighted average price	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
QLH Class B-1 Units (Restricted Stock Awards)	42,170	—	—
Restricted Class A Shares (Restricted Stock Awards)	181,061	—	—
2020 Omnibus Incentive Plan	4,894,121	—	5,051,934

Performance Graph

Comparison of Cumulative Return for MediaAlpha, Inc., the
Russell 3000 Index and S&P 500 Information Technology Index
MediaAlpha Inc
Russell 3000
S&P 500 Information Technology
$160
$140
$120
$100
$80
$60
$40
$20
10/28/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022

The performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of MediaAlpha, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth above compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Russell 3000 Index and the S&P 500 Information Technology Index between October 28, 2020 (the date our Class A common stock commenced trading on NYSE) through December 31, 2022. All values assume a $100 initial investment and data for the Russell 3000 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended December 31, 2022:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
October, 2022	—	—	N/A	N/A
November, 2022	99,266	14.31	N/A	N/A
December, 2022	—	—	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. We withheld these shares at their fair market values based upon the closing prices of our Class A Common Shares on NYSE on the purchase dates.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of P&C insurance, health insurance, and life insurance, supporting $696 million in Transaction Value across our platform from these verticals in the year ended December 31, 2022.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the year ended December 31, 2022, an average of 26.0 million consumers shopped for insurance products through the websites of our diversified group of supply partners and our proprietary websites each month, driving an average of 7.5 million Consumer Referrals on our platform each month.
We generate revenue by earning a fee for each Consumer Referral sold on our platform. A transaction becomes payable upon a qualifying consumer action, such as a click, call or lead, and is generally not contingent on the sale of a product to the consumer.
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
Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform declined to $737.5 million for the year ended December 31, 2022 from $1.0 billion for the year ended December 31, 2021, due primarily to a decrease in customer acquisition spending by P&C insurance carriers in response to significant reductions in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the year ended December 31, 2022, 92% of total Transaction Value executed on our platform came from demand partner relationships in existence during 2021.
Our demand and supply partners
Our success depends on our ability to retain and grow the number of demand and supply partners on our platform. The aggregate number of demand and supply partners active on our platform, excluding our buyer partners within our agent business, increased to over 1,230 for the year ended December 31, 2022 from over 1,200 for the year ended December 31, 2021, driven by increased engagement in our Health vertical. We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the year ended December 31, 2022, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform declined to 90.4 million for the year ended December 31, 2022 from 98.3 million for the year ended December 31, 2021. We obtain these Consumer Referrals from our diverse network of supply partners as well as from our proprietary properties. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
Seasonality
Our results are subject to fluctuations as a result of seasonality. In particular, our P&C insurance vertical is typically characterized by seasonal strength in our quarters ending March 31 due to a greater supply of Consumer Referrals and higher customer acquisition budgets during the start of the year, and to seasonal weakness in our quarters ending December 31 due to a lower supply of Consumer Referrals available on a cost-effective basis and lower customer acquisition budgets from some buyers during those quarters. Our health insurance vertical is typically characterized by seasonal strength in our quarters ending December 31 due to open enrollment periods for health insurance and annual enrollment for Medicare during those quarters, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.
Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment levels.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles in the auto insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. We believe that the auto insurance industry is currently in a "hard” market due to underwriting losses driven by higher than expected claims cost inflation, and that many P&C insurance carriers are reducing their customer acquisition spending until they can obtain regulatory approval to increase their premium rates, the timing of which is difficult to predict.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and a number of other states, including Colorado, Connecticut, Utah, and Virginia, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to Federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.”
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
Risk and uncertainties
Since the first quarter of 2020, our operating results have been materially impacted by the COVID-19 pandemic. Although the COVID-19 pandemic has changed the physical working environment of the substantial majority of our workforce to working primarily from home, it has otherwise caused only minor disruptions to our business operations.
However, supply chain disruptions and cost increases caused by the COVID-19 pandemic, global inflationary pressures, and geopolitical conditions have contributed to higher-than-expected P&C insurance claims costs, which has led many carriers to continue to reduce their customer acquisition spending until they can obtain regulatory approval to increase their premium rates. These reductions have significantly impacted, and continue to impact, revenue from our P&C insurance vertical, the duration and extent of which are difficult to estimate beyond the first quarter of 2023.
In addition, the COVID-19 pandemic has caused reductions in consumer spending on airfare, hotels, rentals and other travel products, which resulted in a dramatic decline in revenue from our Travel vertical, which we expect to continue for the foreseeable future. For the years ended December 31, 2022, 2021, and 2020, revenue from the Travel vertical comprised approximately 3.3%, 2.0%, and 2.1%, respectively, of our total revenue, compared with approximately 11.1% of our total revenue for the year ended December 31, 2019. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future.
Key components of our results of operations
Revenue
We operate primarily in the P&C insurance, health insurance and life insurance verticals and generate revenue through the purchase and sale of Consumer Referrals.
The price and amount of Consumer Referrals purchased and sold on our platform vary based on a number of market conditions and consumer attributes, including (i) geographic location of consumers, (ii) demographic attributes of consumers,

(iii) the source of Consumer Referrals and quality of conversion by source, (iv) buyer bid levels and (v) buyer demand and budgets.
In our Open Marketplace transactions, we have control over the Consumer Referrals that are sold to our demand partners. In these arrangements, we have separate agreements with suppliers and demand partners. Suppliers are not a party to the contractual arrangements with our demand partners, nor are the suppliers the beneficiaries of our demand partner agreements. We generate revenue from the sale of consumer referrals from our demand partners and separately pay (i) a revenue share to suppliers or (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in Open Marketplace transactions. As a result, the fees paid by demand partners for Consumer Referrals are recognized as revenue and the fees paid to suppliers are included in cost of revenue.
With respect to our Private Marketplace transactions, buyers and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge the supplier a platform fee on the Consumer Referrals transacted. We act as an agent in Private Marketplace transactions and recognize revenue for the platform fee received, which is a negotiated percentage of the Transaction Value of such transactions. There are no payments made by us to suppliers in our Private Marketplace.
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
Cost of revenue
Our cost of revenue is comprised primarily of revenue share payments to suppliers and traffic acquisition costs paid to search engines and social media platforms, as well as telephony infrastructure costs, internet and hosting costs, and merchant fees, and includes salaries, wages, non-cash equity-based compensation, the cost of health and other employee benefits, and other expenses including allocated portion of rent and facilities expenses.
Sales and marketing
Sales and marketing expenses consist primarily of an allocation of personnel expenses for employees engaged in demand side and supply side business development and marketing, and include salaries, wages, non-cash equity-based compensation, and the cost of health and other employee benefits. Sales and marketing expenses also include costs related to attracting partners to our platform, including marketing and promotions, tradeshows and related travel and entertainment expenses. Sales and marketing expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.
Product development
Product development expenses consist primarily of an allocation of personnel expenses for employees engaged in technology, engineering and product development and include salaries, wages, non-cash equity-based compensation, and the cost of health and other employee benefits. Product development expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.

General and administrative
General and administrative expenses consist primarily of an allocation of personnel expenses for executive, finance, legal, people operations, and business analytics employees, and include salaries, wages, non-cash equity-based compensation, and the cost of health and other employee benefits. General and administrative expenses also include professional services, an allocated portion of rent and facilities expenses and depreciation and amortization expense, and any change in fair value of contingent consideration.
Other (income) expense, net
Other (income) expense, net consists primarily of expenses not incurred by us in our ordinary course of business and that are not included in any of the captions above. Other (income) expense, net for the year ended December 31, 2022 consisted primarily of a gain on reduction of liability pursuant to the Tax Receivables Agreement (“TRA”) and an impairment charge related to our cost method investment.
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our 2021 Credit Facilities and the amortization of deferred financing costs associated with these arrangements. See “-Liquidity and capital resources-Financing activities” below.
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of December 31, 2022, our ownership interest in QLH was 69.8%. Prior to the Reorganization Transactions and IPO, the Company was not subject to corporate income taxation. As such, income tax expense (benefit) recorded during 2020 reflected the expected tax expense on the net earnings subsequent to the Reorganization Transactions and IPO related to MediaAlpha, Inc.’s economic interest in QLH.
Net income (loss) attributable to QLH prior to Reorganization Transactions
Net income (loss) incurred prior to the Reorganization Transactions is attributed to QLH. Net income attributable to QLH prior to the Reorganization Transactions was $19.2 million for the period January 1, 2020 to October 27, 2020.
Net income (loss) attributable to non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate a share of the pre-tax income (loss) of the QLH incurred subsequent to the Reorganization Transactions to the non-controlling interest holders pro-rata to their ownership interest in QLH. The non-controlling interests balance represents the Class B-1 units, substantially all of which are held by Insignia and the Senior Executives. Net loss attributable to non-controlling interests was $14.8 million, $3.2 million, and $4.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Results of operations
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
(in thousands)
Revenue	$459,072	100.0%	$645,274	100.0%
Costs and operating expenses
Cost of revenue	389,013	84.7%	543,750	84.3%
Sales and marketing	28,816	6.3%	22,823	3.5%
Product development	21,077	4.6%	15,195	2.4%
General and administrative	55,556	12.1%	61,357	9.5%
Total costs and operating expenses	494,462	107.7%	643,125	99.7%
(Loss) income from operations	(35,390)	(7.7)%	2,149	0.3%
Other (income) expense, net	(75,094)	(16.4)%	3,841	0.6%
Interest expense	9,245	2.0%	7,830	1.2%
Total other (income) expense, net	(65,849)	(14.3)%	11,671	1.8%
(Loss) before income taxes	30,459	6.6%	(9,522)	(1.5)%
Income tax expense (benefit)	102,905	22.4%	(1,047)	(0.2)%
Net (loss)	$(72,446)	(15.8)%	$(8,475)	(1.3)%
Net (loss) attributable to non-controlling interest	(14,780)	(3.2)%	(3,200)	(0.5)%
Net (loss) attributable to MediaAlpha, Inc.	$(57,666)	(12.6)%	$(5,275)	(0.8)%
Net (loss) per share of Class A common stock
-Basic	$(1.37)		$(0.14)
-Diluted	$(1.37)		$(0.19)
Weighted average shares of Class A common stock outstanding
-Basic	41,944,874		37,280,533
-Diluted	41,944,874		61,255,925
Revenue
The following table presents our revenue, disaggregated by vertical, for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Property & casualty insurance	$224,366	(193,349)	(46.3)%	$417,715
Percentage of revenue	48.9%			64.7%
Health insurance	187,392	10,933	6.2%	176,459
Percentage of revenue	40.8%			27.3%
Life insurance	26,711	(1,875)	(6.6)%	28,586
Percentage of revenue	5.8%			4.4%
Other	20,603	(1,911)	(8.5)%	22,514
Percentage of revenue	4.5%			3.5%
Revenue	$459,072	(186,202)	(28.9)%	$645,274

The decrease in P&C insurance revenue for the year ended December 31, 2022, compared with the year ended December 31, 2021, was due primarily to a decrease in customer acquisition spending by P&C carriers in response to lower than expected underwriting profitability. In addition, certain carriers and supply partners shifted their transactions with each other from our Open Marketplace to our Private Marketplace, resulting in lower revenue due to lower platform fees for our Private Marketplace, which are recognized on a net revenue basis. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, leading them to reduce their customer acquisition spending on our platform until they can obtain regulatory approval to increase their premium rates. Though we continue to expect P&C insurance revenue to increase over the course of 2023 as more carriers reach rate adequacy and resume competing for market share, we are currently unable to accurately predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the first quarter of 2023.
The increase in health insurance revenue for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven by increased customer acquisition spending by our Medicare insurance carrier partners, which led our supply partners to drive more consumers through their websites, and which also drove increased supply from our proprietary properties as we increased the volume of media spend to satisfy the increased demand. We also generated additional revenue of $7.3 million from this vertical as a result of our acquisition of Customer Helper Team, LLC (“CHT”) during the year ended December 31, 2022.
The decrease in life insurance revenue for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven by a continued reduction in consumers shopping for life insurance as concerns related to the COVID-19 pandemic eased.
The decrease in other revenue for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven primarily by lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates. In addition, we fully exited the education vertical during the third quarter of 2022. Revenue from the education vertical has not been material to our operations.
Cost of revenue
The following table presents our cost of revenue for the years ended December 31, 2022 and 2021 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Cost of revenue	$389,013	(154,737)	(28.5)%	$543,750
Percentage of revenue	84.7%			84.3%
The decrease in cost of revenue for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven primarily by the decrease in revenue and corresponding decreases in revenue share payments to suppliers and media costs as supply partners decreased volumes during the year ended December 31, 2022, offset in part by increased personnel-related costs as well as increased equity-based compensation expense in connection with our acquisition of CHT.
As we experience changes in revenue, we expect the relationship between our costs and revenue to remain generally in line with our historical results.
Sales and marketing
The following table presents our sales and marketing expenses for the years ended December 31, 2022 and 2021 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Sales and marketing	$28,816	5,993	26.3%	$22,823
Percentage of revenue	6.3%			3.5%
The increase in sales and marketing expenses for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven primarily by an increase in equity-based compensation expense of $2.7 million, an increase in amortization expense of $2.3 million related to intangible assets arising from our acquisition of CHT, and an increase in other personnel-related costs of $1.1 million related to the employees added in connection with our acquisition of CHT.
Product development
The following table presents our product development expenses for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Product development	$21,077	5,882	38.7%	$15,195
Percentage of revenue	4.6%			2.4%
The increase in product development expenses for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven primarily by an increase in equity-based compensation expense of $3.1 million and an increase in other personnel-related costs of $2.4 million, as we continued to hire engineering and product development talent to further enhance our technology.
General and administrative
The following table presents our general and administrative expenses for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
General and administrative	$55,556	(5,801)	(9.5)%	$61,357
Percentage of revenue	12.1%			9.5%
The decrease in general and administrative expenses for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven primarily by a gain of $7.0 million recorded on remeasurement of the contingent consideration related to CHT as the fair value declined due to lower projected revenue and gross profit targets for CHT, lower legal, professional, and recruiting related fees of $3.7 million driven by higher costs incurred in the year ended December 31, 2021 related primarily to the Secondary Offering and other registration statements, SOX implementation costs, and accounting fees, and lower directors and officers insurance premiums of $1.1 million. These reductions in expenses were offset in part by a higher equity-based compensation expense of $5.0 million and by an increase in personnel-related costs of $0.7 million resulting from increased headcount to support our business.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the years ended December 31, 2022 and 2021 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Cost of revenue	$3,634	1,969	118.3%	$1,665
Sales and marketing	10,445	2,721	35.2%	7,724
Product development	9,536	3,096	48.1%	6,440
General and administrative	34,857	4,973	16.6%	29,884
Total	$58,472	12,759	27.9%	$45,713
The increase in equity-based compensation expense for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven primarily by expenses related to additional restricted stock units granted to employees as part of the annual incentive process and restricted stock units granted to the employees added in connection with our acquisition of CHT.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Sales and marketing	$5,296	2,312	77.5%	$2,984
General and administrative	459	459	100.0%	—
Total	$5,755	2,771	92.9%	$2,984
The increase in amortization expense for the year ended December 31, 2022, compared with the year ended December 31, 2021, was related to intangible assets arising from our acquisition of CHT.
Other (income) expense, net
The following table presents our other expenses for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Other (income) expense, net	$(75,094)	(78,935)	n/m	$3,841
Percentage of revenue	(16.4)%			0.6%
For the year ended December 31, 2022, other (income), net consisted primarily of a gain on reduction of our liability pursuant to the TRA of $83.3 million resulting from remeasuring of the non-current portion of liability to zero as of December 31, 2022 after we concluded that payments under the agreement are no longer probable, offset in part by charges related to the impairment of our cost method investment of $8.6 million. For the year ended December 31, 2021, other expense, net consisted primarily of charges related to a reduction in our tax indemnification receivable of $1.2 million due to the expiration of statutes of limitations and an additional accrual of $2.1 million reimbursable to White Mountains for settlement of federal and state tax returns for the period prior to the Reorganization Transaction related to 2020 federal and state tax returns filed during the three months ended December 31, 2021, both of which have an offsetting benefit recorded within income tax expense (benefit). These amounts were offset in part by a benefit of $1.3 million as a result of our receipt of employee retention credits under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").
Interest expense
The following table presents our interest expense for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Interest expense, net	$9,245	1,415	18.1%	$7,830
Percentage of revenue	2.0%			1.2%
The increase in interest expense for the year ended December 31, 2022, compared with the year ended December 31, 2021, was driven primarily by the interest on amounts drawn on our 2021 Revolving Credit Facility in April 2022 to fund a portion of the consideration for our acquisition of CHT and higher interest rates on our 2021 Term Loan Facility, offset in part by the impact of a lower average outstanding balance on the 2021 Term Loan Facility.

Income tax expense (benefit)
The following table presents our income tax expense (benefit) for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Income tax expense (benefit)	$102,905	103,952	n/m	$(1,047)
Percentage of revenue	22.4%			(0.2)%
For the year ended December 31, 2022, we recorded income tax expense of $102.9 million resulting from our effective tax rate of 337.8%, which differed from the U.S. federal statutory rate of 21%, due primarily to changes in valuation allowance, tax impacts associated with equity based awards, and tax impacts of losses attributable to non-controlling interests. Such expense was due primarily to a valuation allowance of $84.5 million that we recorded on our deferred tax assets during the year ended December 31, 2022, as based on our recent history of pre-tax losses we determined that the negative evidence outweighs the positive evidence and so it is more likely than not that our deferred tax assets will not be utilized.
n/m - Not meaningful
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

The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net (loss) income	$(72,446)	$(8,475)	$10,562
Equity-based compensation expense	58,472	45,713	25,536
Interest expense	9,245	7,830	7,938
Income tax expense (benefit)	102,905	(1,047)	(1,267)
Depreciation expense on property and equipment	392	369	289
Amortization of intangible assets	5,755	2,984	3,201
Transaction expenses(1)	636	4,128	11,511
Employee-related costs(2)	—	674	—
SOX implementation costs(3)	110	1,168	—
Fair value adjustment to contingent consideration(4)	(7,007)	—	—
Impairment of cost method investment	8,594	—	—
Settlement costs(5)	—	859	—
Changes in TRA related liability(6)	(83,832)	911	—
Changes in Tax Indemnification Receivable(7)	(58)	1,360	304
Non-cash compensation(8)	—	880	—
Employee retention credits(9)	—	(1,303)	—
Settlement of federal and state income tax refunds(10)	92	2,116	—
Adjusted EBITDA	$22,858	$58,167	$58,074
(1)Transaction expenses for the year ended December 31, 2022 consist of $0.6 million of legal, accounting and other consulting fees incurred by us in connection with our acquisition of CHT. For the year ended December 31, 2021, transaction expenses consist of $4.1 million of expenses incurred for legal and accounting fees and other costs in connection with the Secondary Offering and other registration statements, and the refinancing of our 2020 Credit Facilities. For the year ended December 31, 2020, transaction expenses consist of $5.9 million in legal, and other consulting fees, $3.6 million in transaction bonuses related to the Reorganization Transactions and IPO, and $2.0 million in loss on extinguishment of debt related to the termination of 2019 Credit Facilities.
(2)Employee-related costs for the year ended December 31, 2021 include $0.6 million of expenses incurred by us for amounts payable to recruiting firms in connection with the hiring of certain executive officers to support our operation as a publicly-reporting company.
(3)SOX implementation costs consist of $0.1 million and $1.2 million of expenses incurred by us for the years ended December 31, 2022 and 2021, respectively, for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b).
(4)Fair value adjustment to contingent consideration for the year ended December 31, 2022 consists of $7.0 million of gain in connection with the remeasurement of the contingent consideration for the acquisition of CHT as of December 31, 2022.
(5)Settlement costs for the year ended December 31, 2021 consist of $0.9 million of expenses incurred by us to settle certain claims made by the Attorney General's Office of the State of Washington.
(6)Changes in TRA related liability for the year ended December 31, 2022 consist of $83.3 million of gain on reduction of liability pursuant to the TRA resulting from remeasuring of the non-current portion of liability to zero as we no longer consider the payments under the agreement to be probable. Changes in TRA related liability for the year ended December 31, 2021 consist of $0.9 million of expense due to a change in the estimated future state tax benefits, and other changes in the estimate, resulting in changes to the TRA liability created in connection with the Reorganization Transactions.
(7)Changes in Tax Indemnification Receivable consists of $0.1 million of income, $1.4 million of expense, and $0.3 million of expense incurred by us for the years ended December 31, 2022, 2021, and 2020, respectively, related to changes in the tax indemnification receivable recorded in connection with the Reorganization Transactions. The change also resulted in an expense/benefit of the same amount which has been recorded within income tax expense (benefit) for the same periods.
(8)Non-cash compensation for the year ended December 31, 2021 consists of $0.9 million of expenses incurred by us for annual bonuses to certain of our executive officers that were paid in the form of grants of restricted stock units, rather than in cash.
(9)Employee retention credits for the year ended December 31, 2021 consist of $1.3 million of benefit as a result of our receipt of employee retention credits under the provisions of the CARES Act.
(10)Settlement of federal and state tax refunds consist of $0.1 million and $2.1 million of expenses incurred by us for the years ended December 31, 2022 and 2021, respectively, related to reimbursement to White Mountains for federal and state tax refunds for the period prior to the Reorganization Transaction related to 2020 federal and state tax returns. The settlement also resulted in a benefit of the same amount which has been recorded within income tax (benefit).

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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue	$459,072	$645,274	$584,814
Less cost of revenue	(389,013)	(543,750)	(499,434)
Gross profit	$70,059	$101,524	$85,380
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	3,634	1,665	2,809
Salaries, wages, and related	3,556	2,004	2,188
Internet and hosting	496	419	438
Amortization	—	—	—
Depreciation	41	29	24
Other expenses	720	451	284
Other services	2,171	1,213	902
Merchant-related fees	109	309	585
Contribution	$80,786	$107,614	$92,610
Gross Margin	15.3%	15.7%	14.6%
Contribution Margin	17.6%	16.7%	15.8%
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

The following table presents Transaction Value by platform model for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Open Marketplace transactions	$445,950	$627,705	$573,242
Percentage of total Transaction Value	60.5%	61.6%	70.3%
Private Marketplace transactions	$291,564	391,265	242,470
Percentage of total Transaction Value	39.5%	38.4%	29.7%
Total Transaction Value	$737,514	$1,018,970	$815,712
The following table presents Transaction Value by vertical for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Property & Casualty insurance	$399,861	$655,591	$549,916
Percentage of total Transaction Value	54.2%	64.3%	67.4%
Health insurance	251,400	245,221	175,539
Percentage of total Transaction Value	34.1%	24.1%	21.5%
Life insurance	44,619	52,302	42,206
Percentage of total Transaction Value	6.0%	5.1%	5.2%
Other	41,634	65,856	48,051
Percentage of total Transaction Value	5.6%	6.5%	5.9%
Total Transaction Value	$737,514	$1,018,970	$815,712
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Clicks	75.3%	79.3%
Calls	15.3%	9.5%
Leads	9.4%	11.3%

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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flow generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of December 31, 2022 and December 31, 2021, our cash and cash equivalents totaled $14.5 million and $50.6 million, respectively. As of December 31, 2022, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $180.5 million and our borrowing capacity under the 2021 Revolving Credit Facility was $45.0 million.
We believe that our current sources of liquidity will be sufficient to meet our projected operating and debt service requirements, and to continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities or we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital. Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C insurance vertical and we are currently unable to estimate their impact beyond the first quarter of 2023. We have historically not used funds available under our credit facilities to fund our operations and payments under the credit facilities.
On April 1, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") for cash consideration of $49.7 million at closing, plus contingent consideration of up to $20.0 million based on CHT’s achievement of revenue and profitability targets for the two successive 12-month periods following the closing. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing. We expect to be able to pay the contingent consideration, if any, from our cash balances. During the year ended December 31, 2022, we repaid $20.0 million under the 2021 Revolving Credit Facility.
On March 14, 2022, our Board of Directors approved the repurchase of shares of our Class A common stock having an aggregate value of up to $5.0 million from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The Company completed the repurchase program during the year ended December 31, 2022. The repurchases were financed from our cash balances. During the year ended December 31, 2022, we repurchased 455,297 shares of Class A common stock for aggregate consideration of $5.0 million.
We may in the future engage in additional merger and acquisition or other activities, including share repurchases, that could require us to draw on our existing credit facilities or raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Our material cash requirements include our long-term debt, operating lease obligations, any payments under the TRA, and any contingent consideration payable in connection with our acquisition of CHT.
Cash flows
The following table presents a summary of our cash flows for the years ended December 31, 2022 and 2021, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2022	$	%	Year ended December 31, 2021
Net cash provided by operating activities	$28,274	(347)	(1.2)%	$28,621
Net cash used in investing activities	$(49,775)	(49,125)	7,557.7%	$(650)
Net cash used in financing activities	$(14,521)	(13,560)	1,411.0%	$(961)
Operating activities
Net cash provided by operating activities primarily consists of net loss, adjusted for certain (i) non-cash items including equity-based compensation expense, changes in deferred taxes, amortization of intangible assets, and deferred debt issuance costs, and (ii) changes in operating assets and liabilities (accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred rent).
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
Cash flows provided by operating activities were $28.3 million for the year ended December 31, 2022, compared with $28.6 million for the year ended December 31, 2021. The decrease resulted from higher working capital usage due primarily to the timing of our accounts payables and higher working capital usage in 2021 driven primarily by growth in our business and non-recurring transactions, offset in part by the higher net loss during the year ended December 31, 2022.
Investing activities
Our investing activities consist primarily of purchases of property and equipment, acquisitions of intangible assets as part of business acquisitions, and investments.
Cash flows used in investing activities were $49.8 million for the year ended December 31, 2022, compared with $0.7 million for the year ended December 31, 2021. The increase resulted primarily from the payment of cash consideration of $49.7 million for our acquisition of CHT, which closed on April 1, 2022.
Financing activities
Our financing activities consist primarily of proceeds from and repayments on our term debt facilities and revolving line of credit, payments of debt issue costs, transactions related to our common stock, and, prior to the IPO, member contributions and distributions of QLH.
Cash flows used in financing activities were $14.5 million for the year ended December 31, 2022, compared with $1.0 million for the year ended December 31, 2021. The increase was due to principal payments on the 2021 Term Loan Facility of $9.5 million and payments made under the share repurchase program of $5.0 million, offset in part by the net amounts drawn on the 2021 Revolving Credit Facility of $5.0 million to fund a portion of the consideration for the CHT acquisition.

Senior secured credit facilities
2021 Credit Facilities
On July 29, 2021, QuoteLab, LLC entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the “2021 Term Loan Facility”), the proceeds of which were used to refinance all of the $186.4 million outstanding under the existing 2020 Term Loan Facility and the unpaid interest thereon as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities"), which replaced the 2020 Revolving Credit Facility. Our obligations under the 2021 Credit Facilities are guaranteed by QLH and secured by substantially all assets of QLH and QuoteLab, LLC.
Borrowings under the 2021 Credit Facilities bear interest at a rate equal to, at our option, the London Interbank Offered Rate plus an applicable margin, with a floor of 0.00%, or a base rate plus an applicable margin. The applicable margins will be based on our consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London Interbank Offered Rate and from 1.00% to 1.75% with respect to the base rate. The 2021 Credit Facilities allows for the LIBOR to be phased out and replaced with other interbank offered rates to alternative reference rates such as Secured Overnight Funding Rate (“SOFR”). We expect to amend the Amended Credit Agreement to replace the existing LIBOR with an alternative reference rate prior to the expected phase out of LIBOR in June 2023.
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. The 2021 Revolving Credit Facility does not require amortization of principal and will mature on July 29, 2026.
As of December 31, 2022, we had $178.1 million of outstanding borrowings, net of deferred debt issuance costs of $2.4 million and $5.0 million under the 2021 Term Loan Facility and 2021 Revolving Credit Facility, respectively.
Contractual and Other Obligations
Our material cash requirements include the principal and interest payments under the 2021 Credit Facilities and payments under the Tax Receivables Agreement, which are discussed in more detail below.
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

In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2022, in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income, we determined that we no longer consider the payments under the agreement to be probable, and so remeasured our liabilities pursuant to the TRA, net of current portion, to be zero. As of December 31, 2022, we recorded $2.8 million as current portion of payments related to the 2021 tax year due under the TRA within accrued expenses on the consolidated balance sheets.
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
Business combinations
We account for business acquisitions in accordance with ASC Topic 805 - Business Combinations, which requires us, among other things, to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated statements of operations; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated statements of operations. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected in our consolidated financial statements from the date of acquisition.
We perform valuations of assets acquired and liabilities assumed in an acquisition and allocate the purchase price to the respective net tangible and intangible assets of the acquired business. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, discount rates and selection of comparable companies and comparable transactions. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. For material acquisitions, we engage the assistance of valuation specialists in concluding on fair value measurements of certain assets acquired or liabilities assumed in a business combination. During the measurement period, which does not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.
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
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, we may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test or bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. If we perform a qualitative assessment, we are required to perform a goodwill impairment test only if we conclude that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. Should this be the case or if we decide to proceed directly to the goodwill impairment, we identify whether a potential impairment exists by comparing the estimated fair value of the reporting unit with the carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
For the years ended December 31, 2022 and 2021, there were no impairments recognized for goodwill.
Impairment of long-lived assets
Long-lived assets such as property and equipment and finite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of our business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of our assets. An impairment loss is recognized on long-lived assets in the consolidated statement of operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. In such cases, the carrying value of these assets are adjusted to their estimated fair values and assets held for sale are adjusted to their estimated fair values less selling expenses.
For the years ended December 31, 2022 and 2021, there were no impairments recognized for long-lived assets.
Equity-based compensation
Prior to the IPO, certain of our employees (including the Founders) were granted Class B profits interest units, directly or indirectly, in QLH (“QLH Class B units”) for services in connection with our operations, which were considered to fall within the scope of equity-based compensation.
We used a contingent claims analysis framework that relies on a Black-Scholes option-pricing model to determine the fair value of the QLH Class B units. As of each valuation date of QLH Class B units, the contingent claims analysis framework relies on the fair value of the total equity of QLH; management’s expected term to an exit event such as an event leading to a sale or an initial public offering of QLH; an estimate of equity volatility applicable to units of QLH commensurate to the term from the valuation to an exit date; a dividend yield and a risk-free rate as of each valuation date; and a calculated breakpoint that is akin to a strike price, above which the QLH Class B units contractually share in the proceeds to QLH upon an exit event. Fair value of total equity for QLH is established using both a market multiples approach and a discounted cash flow method; as well as a price established from certain equity transactions with third-party investors. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Because all of the QLH Class B units were either (1) settled or (2) canceled and replaced upon the IPO, there were no QLH Class B units outstanding as of December 31, 2022 and 2021.

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
We record valuation allowances against our deferred tax assets when we determine that they are more likely than not to be realized. Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence. In making such a determination, we consider all available positive and negative evidence and the weight of that evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.
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
We recognize obligations under the TRA after concluding if it is probable that we would have sufficient future taxable income in aggregate over the term of the TRA to utilize the related tax benefits. The projection of future taxable income is inherently uncertain and involves judgment. In projecting taxable income, the Company considers certain assumptions, including revenue growth and operating margins among others. Actual taxable income may differ from our estimates, which could impact the timing or obligation to make payments under the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA, (ii) applying a blended tax rate to the tax attributes, and (iii) calculating the iterative impact. The blended tax rate consists of the U.S. federal statutory corporate income tax rate and an assumed combined state and local income tax rate driven by future estimated apportionment factors and statutory corporate income tax rates applicable to each state. To the extent our estimate of future state apportionment changes and/or there are changes in tax law, this could significantly impact the amount required to be paid under the TRA. If we are not be able to fully utilize all or part of the related tax benefits, we reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit on our consolidated statements of operations. We involve a third party specialist to calculate the liability under the TRA using a complex model.
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
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $2.0 million impact on interest expense for the year ended December 31, 2022.
Concentrations of credit risk and of significant demand and supply partners
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts and believe we are not exposed to unusual credit risk beyond the normal risk in this area based on the financial strength of the institutions with which we maintain our deposits.
Our accounts receivable, which are unsecured, may expose us to credit risks based on their collectability. We control credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, and regularly analyzing the collectability of accounts receivable, and recording allowances for credit losses.
Customer concentrations consisted of the below:

	2022			2021
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	1	$48	10%	2	$171	27%
Accounts receivable	—	$—	—%	1	$7	10%
Our supplier concentration can expose us to business risks. Supplier concentrations consisted of the below:

	2022			2021
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	1	$46	11%	1	$55	10%
Accounts payable	2	$22	40%	2	$21	34%

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MediaAlpha, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MediaAlpha, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of redeemable Class A units, members' equity (deficit), and stockholders' equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Acquisition of Customer Helper Team, LLC - Valuation of Intangible Assets
As described in Notes 1 and 4 to the consolidated financial statements, the Company completed the acquisition of Customer Helper Team, LLC for total purchase consideration of $56.7 million in 2022, which resulted in recording $18.5 million of customer relationships intangible assets and $7.7 million of trademarks, trade names, and domain names intangible assets. Customer relationships were calculated using the excess earnings methodology of the income approach and trademarks, trade names, and domain names were calculated using the relief-from-royalty methodology of the income approach. Management applied significant judgment in estimating the fair value of the acquired intangible assets, which involved significant estimates and assumptions with respect to forecasted revenue growth rates, gross margin percentages, discount rate and customer attrition for the customer relationships intangible assets and forecasted revenue growth rates, gross margin percentages, discount rate and royalty rate for the trademarks, trade names, and domain names intangible assets.
The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in the acquisition of Customer Helper Team, LLC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the customer relationships and trademarks, trade names, and domain names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates for both customer relationships and trademarks, trade names, and domain names; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimates of the customer relationships and trademarks, trade names, and domain names acquired, (iii) evaluating the appropriateness of the excess earnings and relief-from-royalty valuation methodologies, (iv) testing the completeness and accuracy of data used in the methodologies, and (v) evaluating the reasonableness of management’s significant assumptions related to revenue growth rates for both the customer relationships and trademarks, trade names, and domain names. Evaluating the reasonableness of the revenue growth rates involved considering the past performance of the acquired business and benchmarking future projected revenue growth against economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methodologies.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2023
We have served as the Company’s auditor since 2017.

MediaAlpha, Inc.
Consolidated Balance Sheets
(In thousands, except share data and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$14,542	$50,564
Accounts receivable, net of allowance for credit losses of $575 and $609, respectively	59,998	76,094
Prepaid expenses and other current assets	5,880	10,448
Total current assets	$80,420	$137,106
Intangible assets, net	32,932	12,567
Goodwill	47,739	18,402
Deferred tax assets	—	102,656
Other assets	8,990	19,073
Total assets	$170,081	$289,804
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	53,992	61,770
Accrued expenses	14,130	13,716
Current portion of long-term debt	8,770	8,730
Total current liabilities	$76,892	$84,216
Long-term debt, net of current portion	174,300	178,069
Liabilities under tax receivables agreement, net of current portion	—	85,027
Other long-term liabilities	4,973	4,058
Total liabilities	$256,165	$351,370
Commitments and contingencies (Note 8)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 43.7 million and 41.0 million shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	437	410
Class B common stock, $0.01 par value - 100 million shares authorized; 18.9 million and 19.6 million shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	189	196
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	465,523	419,533
Accumulated deficit	(482,142)	(424,476)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(15,993)	$(4,337)
Non-controlling interests	(70,091)	(57,229)
Total stockholders' (deficit)	$(86,084)	$(61,566)
Total liabilities and stockholders' deficit	$170,081	$289,804
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Operations
(In thousands, except share data and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue	$459,072	$645,274	$584,814
Costs and operating expenses
Cost of revenue	389,013	543,750	499,434
Sales and marketing	28,816	22,823	20,483
Product development	21,077	15,195	12,449
General and administrative	55,556	61,357	32,913
Total costs and operating expenses	494,462	643,125	565,279
(Loss) income from operations	(35,390)	2,149	19,535
Other (income) expense, net	(75,094)	3,841	2,302
Interest expense	9,245	7,830	7,938
Total other (income) expense, net	(65,849)	11,671	10,240
Income (loss) before income taxes	30,459	(9,522)	9,295
Income tax expense (benefit)	102,905	(1,047)	(1,267)
Net (loss) income	$(72,446)	$(8,475)	$10,562
Net income attributable to QLH prior to Reorganization Transactions	—	—	19,166
Net (loss) attributable to non-controlling interest	(14,780)	(3,200)	(4,238)
Net (loss) attributable to MediaAlpha, Inc.	$(57,666)	$(5,275)	$(4,366)
Net (loss) per share of Class A common stock
-Basic	$(1.37)	$(0.14)	$(0.14)
-Diluted	$(1.37)	$(0.19)	$(0.14)
Weighted average shares of Class A common stock outstanding
-Basic	41,944,874	37,280,533	32,134,170
-Diluted	41,944,874	61,255,925	32,134,170
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Redeemable Class A units, Members’ Equity (Deficit), and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Redeemable Class A		Members’ Equity (Deficit) Amount	Class A common stock		Class B common stock		Additional Paid-In Capital Amount	Accumulated Deficit Amount	Non- Controlling Interest Amount	Total Stockholders’ Equity (Deficit)
	Units	Amount		Units	Amount	Units	Amount
Balance at December 31, 2019	284,211	$74,097	$79,547	—	$—	—	$—	$—	$(193,143)	$—	$(113,596)
Remeasurement of redeemable Class A units	—	106,969	—	—	—	—	—	—	(106,969)	—	(106,969)
Class B units repurchased	—	—	—	—	—	—	—	—	(2,244)	—	(2,244)
Equity-based compensation	—	—	5,571	—	—	—	—	—	—	—	5,571
Distributions to QLH’s members	—	—	—	—	—	—	—	—	(131,417)	—	(131,417)
Net income before Reorganization Transactions	—	—	—	—	—	—	—	—	19,166	—	19,166
Effect of Reorganization transactions	(284,211)	(181,066)	(85,118)	26,141,535	261	30,308,492	303	370,304	—	(79,735)	206,015
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(16,354)	—	—	(16,354)
Issuance of Class A common stock, net of issuance costs	—	—	—	7,027,606	71	—	—	111,881	—	—	111,952
Repurchase of Class B common stock	—	—	—	—	—	(4,772,449)	(48)	(96,858)	—	12,538	(84,368)
Vesting of restricted stock units	—	—	—	230,047	2	—	—	(2)	—	—	—
Equity- based compensation	—	—	—	—	—	—	—	19,875	—	90	19,965
Forfeiture of equity awards	—	—	—	(28,132)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	—	—	—	(4,235)	—	—	(4,235)
Net (loss) after Reorganization Transactions	—	—	—	—	—	—	—	—	(4,366)	(4,238)	(8,604)
Balance at December 31, 2020	—	$—	$—	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Distributions to QLH’s members	—	—	—	—	—	—	—	—	(228)	—	(228)
Exchange of non-controlling interest for Class A common stock	—	—	—	5,850,053	58	(5,850,053)	(58)	(16,701)	—	16,701	—
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	6,351	—	—	6,351
Vesting of restricted stock units	—	—	—	1,827,225	19	—	—	(19)	—	—	—
Equity- based compensation	—	—	—	—	—	—	—	45,173	—	541	45,714
Forfeiture of equity awards	—	—	—	(78,382)	(1)	(64,075)	(1)	(183)	—	184	(1)
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	—	—	—	(3,382)	—	—	(3,382)
Tax impact of changes in investment in partnership	—	—	—	—	—	—	—	3,683	—	—	3,683
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(110)	(110)
Net (loss)	—	—	—	—	—	—	—	—	(5,275)	(3,200)	(8,475)
Balance at December 31, 2021	—	$—	$—	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Exchange of non-controlling interest for Class A common stock	—	—	—	632,944	6	(632,944)	(6)	(2,156)	—	2,156	—
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(1,619)	—	—	(1,619)
Vesting of restricted stock units	—	—	—	2,551,724	25	—	—	(25)	—	—	—
Equity- based compensation	—	—	—	—	—	—	—	58,242	—	230	58,472
Forfeiture of equity awards	—	—	—	(48,689)	—	(93,478)	(1)	(305)	—	306	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	—	—	—	(4,023)	—	—	(4,023)
Repurchases of Class A common stock	—	—	—	(455,297)	(4)	—	—	(5,004)	—	—	(5,008)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	—	—	—	880	—	—	880
Contributions from QLH’s members	—	—	—	—	—	—	—	—	—	1,360	1,360
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,134)	(2,134)
Net (loss)	—	—	—	—	—	—	—	—	(57,666)	(14,780)	(72,446)
Balance at December 31, 2022	—	$—	$—	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash Flows from operating activities
Net (loss) income	$(72,446)	$(8,475)	$10,562
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash equity-based compensation expense	58,472	45,713	24,745
Non-cash lease expense	753	594	—
Depreciation expense on property and equipment	392	369	289
Amortization of intangible assets	5,755	2,984	3,201
Amortization of deferred debt issuance costs	832	1,182	1,228
Change in fair value of contingent consideration	(7,007)	—	—
Impairment of cost method investment	8,594	—	—
Loss on extinguishment of debt	—	—	1,998
Credit losses	136	143	526
Deferred taxes	102,656	919	(545)
Tax receivables agreement liability related adjustments	(83,832)	911	413
Changes in operating assets and liabilities:
Accounts receivable	17,335	20,058	(40,809)
Prepaid expenses and other current assets	4,507	(2,703)	(6,482)
Other assets	417	500	(4,375)
Accounts payable	(7,796)	(36,476)	57,793
Accrued expenses	(494)	2,902	2,866
Net cash provided by operating activities	$28,274	$28,621	$51,410
Cash flows from investing activities
Purchases of property and equipment	(98)	(650)	(296)
Cash consideration paid in connection with CHT acquisition	(49,677)	—	—
Purchase of cost method investment	—	—	(10,000)
Net cash (used in) investing activities	$(49,775)	$(650)	$(10,296)
Cash flows from financing activities
Proceeds received from:
Proceeds from issuance of Class A common stock, net of underwriter commission	—	—	124,179
Issuance of long-term debt	—	190,000	210,000
Revolving line of credit	25,000	—	7,500
Payments made for:
Repayments on revolving line of credit	(20,000)	—	(7,500)
Repayments on long-term debt	(9,500)	(186,375)	(123,648)
Debt issuance costs	—	(866)	(4,467)
Repurchase of Class B units at QLH up to fair value	—	—	(1,453)
IPO costs to third parties	—	—	(12,227)
Payments pursuant to tax receivable agreement	(216)	—	—
Shares withheld for taxes on vesting of restricted stock units	(4,023)	(3,382)	(4,235)
Repurchases of Class A common stock	(5,008)	—	—
Repurchase of Class B common stock	—	—	(84,320)
Contributions from QLH’s members	1,360	—	—
Distributions	(2,134)	(338)	(131,417)
Net cash (used in) financing activities	$(14,521)	$(961)	$(27,588)
Net (decrease) increase in cash and cash equivalents	(36,022)	27,010	13,526
Cash and cash equivalents, beginning of period	50,564	23,554	10,028
Cash and cash equivalents, end of period	$14,542	$50,564	$23,554

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,065	$5,600	$6,040
Redemption of Class B units of QLH in excess of fair value	$—	$—	$791
Income Taxes	$(2,383)	$307	$—
Non-cash Investing and Financing Activities:
Establishment of liabilities under the tax receivables agreement in connection with the Reorganization Transactions	$(1,619)	$(61,834)	$(22,085)
Establishment of deferred tax assets in connection with the Reorganization Transactions	$—	$(68,185)	$(31,068)
Right-of-use assets obtained in exchange of lease obligations	$—	$4,108	$—
Fair value of contingent consideration in connection with CHT acquisition	$7,007	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Notes to the Consolidated Financial Statements
1. Organization and Background
Nature of business
MediaAlpha specializes in end customer acquisition for insurance carriers, distributors and other clients in various verticals, including property & casualty insurance, health insurance and life insurance. The Company’s technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. The corporate headquarters is in Los Angeles, California, with additional offices throughout the United States.
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
Exchange agreement
On October 27, 2020, the Company entered into an exchange agreement with Insignia and the Senior Executives, which each hold shares of Class B common stock. Pursuant to and subject to the terms of the exchange agreement and the fourth amended and restated limited liability company agreement of QLH, holders of shares of Class B common stock, from time to time, may exchange one share of Class B common stock, together with a corresponding Class B-1 unit, for one share of the Company’s Class A common stock (or, at the Company’s election, cash of an equivalent value) (“Exchange”).

As of December 31, 2022 the Company has reserved for issuance 18,895,493 shares of Class A common stock for potential exchange in the future for Class B-1 units, which equals the aggregate number of shares of Class B common stock outstanding. Exchange of the Class B-1 units and Class B common stock is at the unit holder’s discretion and the exchange does not have fixed or determinable dates or prices.
Tax receivables agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into a tax receivables agreement (“TRA”) with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires the Company to pay Insignia and the Senior Executives 85% of the cash savings, if any, in U.S. federal, state and local income tax the Company realizes (or is deemed to realize) as a result of (i) any increases in tax basis following the purchase (through Intermediate Holdco) of Class B-1 units from certain unitholders in connection with the IPO, as well as any exchanges subsequent to the IPO and future exchanges described above; (ii) the pre-IPO leveraged distribution and actual or deemed other distributions by QLH to its members that result in tax basis adjustments to the assets of QLH, and (iii) certain other tax benefits attributable to payments under the TRA itself.
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
As discussed in Note 1, as a result of the IPO and Reorganization Transactions, MediaAlpha, Inc., through Intermediate Holdco, is the sole managing member of QLH and consolidates the financial results of QLH and its subsidiaries and reports a non-controlling interest related to the portion of Class B-1 Units not owned by MediaAlpha, Inc., which reduces net income attributable to holders of MediaAlpha Inc.’s Class A common stock. The Reorganization was considered a transaction between entities under common control and as a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, determining the fair value of assets and liabilities assumed in business combinations, valuation of goodwill and long-lived assets for impairment, inputs into the valuation of equity-based compensation related to QLH Class B Units, estimates of deferred tax assets related to the step-up in basis under the TRA, recognition of the valuation allowance on the deferred tax assets, and the related liability under the TRA. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. Changes in estimates are recorded in periods which they become known. The Company has made estimates of the impact of COVID-19 within the consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
Consumer Referral transactions are summarized as follows:
•Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed buyer’s advertisement, presented subsequent to a consumer search (e.g., auto insurance quote search or health insurance quote search).
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
In the Company’s Open Marketplace transactions, the Company has control over the Consumer Referrals that are sold to buyers or “demand partners”. In these arrangements, the Company has separate agreements with its customers and suppliers (or “supply partners” or “sellers”). Suppliers are neither party to the contractual arrangements with the Company’s customers, nor are the suppliers the beneficiaries of the Company’s customer agreements. The Company earns fees from its customers and separately pays (i) a revenue share to suppliers and (ii) a fee to internet search companies to drive consumers to the Company’s proprietary websites. The Company is the principal in the Open Marketplace transactions. As a result, the fees paid by its customers are recognized as revenue and the fees paid to its suppliers are included in cost of revenue.
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
The Company maintained an allowance for credit losses of $0.6 million as of December 31, 2022 and 2021.
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
Customer concentrations consisted of the below:

	2022			2021
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	1	$48	10%	2	$171	27%
Accounts receivable	—	$—	—%	1	$7	10%
Our supplier concentration can expose us to business risks. Supplier concentrations consisted of the below:

	2022			2021
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	1	$46	11%	1	$55	10%
Accounts payable	2	$22	40%	2	$21	34%
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
The Company did not capitalize any costs during year ended December 31, 2022 and 2021, as costs incurred on development of new features and functionality and any implementation costs under CCA were insignificant.
Business combinations
The Company accounts for business acquisitions in accordance with ASC Topic 805 - Business Combinations, which requires, among other things, the Company to recognize the fair value of all the assets acquired and liabilities assumed as of the date of acquisition; the recognition of acquisition-related costs in the consolidated statements of operations; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated statements of operations. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires the Company to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs, discount rates, customer attrition and royalty rates, and selection of comparable companies and comparable transactions, as applicable. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Operating results of the acquired entity are reflected in the Company’s consolidated financial statements from date of acquisition.
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
The Company generally uses the non-cancellable lease term when recognizing the ROU assets and lease liabilities unless it is reasonably certain that a renewal option or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component.
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
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test or bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. If the Company performs a qualitative assessment it is required to perform a goodwill impairment test only if it concludes that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. Should this be the case or if the Company decides to proceed directly to the goodwill impairment test, the Company identifies whether a potential impairment exists by comparing the estimated fair value of the reporting unit with the carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company completed its annual goodwill impairment test as of October 1, 2022 by electing to bypass the qualitative assessment and proceeding directly to the goodwill impairment test and no impairment was recorded.
Finite-lived intangible assets include technology and intellectual property, customer relationships, costs to acquire third-party publishers, non-compete agreements and trademarks, trade names, and domain names are stated net of accumulated amortization or impairment charges. These assets are amortized over their estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized. The amortization periods range from 2 years to 10 years. For the years ended December 31, 2022 and 2021, there were no impairments recognized for intangible assets.
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
For the years ended December 31, 2022 and 2021, there were no impairments recognized for long-lived assets.
Accounts payable
Accounts payable are obligations to pay for goods or services that have been acquired in the ordinary course of business. Accounts payable are recognized initially at their settlement value and are classified as current liabilities if payment is due within one year or less. Accounts payable as of December 31, 2022 and 2021 consist of payments to suppliers and costs to acquire traffic from search engines.
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
Deferred initial public offering costs
Deferred offering costs are capitalized, and consist of legal, consulting, banking, and accounting fees directly attributable to the IPO. For the year ended December 31, 2020, the Company reclassified $12.2 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO. The Company did not reclassify any IPO offering costs in the years ended December 31, 2022 or 2021. As of December 31, 2022 and 2021, no offering costs were deferred on the consolidated balance sheets.
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
Prior to the IPO, the Company maintained a QLH Class B Restricted Unit Plan (the “QLH Plan”), whereby QLH had the authority to issue units in the form of profits interests to directors, employees, managers, independent contractors, and advisors of QLH and its subsidiaries upon approval of the Board of Directors. The QLH Class B profits interest units were equity-classified share-based payments and were recognized utilizing the straight-line method. The fair value of the QLH Class B profits interest units was determined on the grant date using the option pricing model. As per the original award terms, on the IPO date all unvested QLH Class B profits interest units were exchanged for QLH Class B-1 units, which when vested, together with Class B common stock are exchangeable for Class A common stock. The awards are no longer in the form of profits interests post-IPO.
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
The Company is also party to the TRA, under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. Payments of $0.2 million were made pursuant to the TRA during the year ended December 31, 2022. No payments were made pursuant to the TRA during the year ended December 31, 2021.
The Company paid $2.5 million during the year ended December 31, 2022 to White Mountains related to settlement of federal and state income tax refunds for periods prior to the Reorganization Transactions. The Company recognized additional amounts reimbursable to White Mountains of $0.5 million during the year ended December 31, 2022. The total amount reimbursable to White Mountains was $0.3 million as of December 31, 2022 and $2.3 million as of December 31, 2021.
Fair value measurements
The Company accounts for the fair value of its financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Non-recurring, non-financial assets and liabilities are also accounted for under the provisions of ASC 820.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last unobservable:
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
Tax receivables agreement
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income, to support realization and (ii) the tax laws and rates, including state apportionment, applicable at the time of each Exchange. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income in aggregate over the term of the TRA to utilize the related tax benefits. The projection of future taxable income is inherently uncertain and involves judgment. In projecting taxable income, the Company considers certain assumptions including revenue growth and operating margins among other. Actual taxable income may differ from its estimates, which could impact the timing or the Company’s obligation to make payments under the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA, (ii) applying a blended tax rate to the tax attributes, and (iii) calculating the iterative impact. The blended tax rate consists of the U.S. federal statutory corporate income tax rate and an assumed combined state and local income tax rate driven by future estimated apportionment factors and statutory corporate income tax rates applicable to each state.
The TRA will remain in effect until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the TRA. The TRA will also terminate if the Company breaches its obligations under the TRA or upon certain mergers, asset sales or other forms of business combinations, or other changes of control. If the Company exercises its right to terminate the TRA, or if the TRA is terminated early in accordance with its terms, the Company’s payment obligations would be accelerated based upon certain assumptions, including the assumption that it would have sufficient future taxable income to utilize such tax benefits, and may substantially exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRA.
If the Company determines in the future that it will not be able to fully utilize all or part of the related tax benefits, the Company would reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit in the consolidated statements of operations. Subsequent changes to the measurement of the TRA liability are recognized within other (income) expense, net in the consolidated statement of operations. TRA Payments expected to be paid within the next 12 months are classified as current and included within accrued expense on the Consolidated Balance Sheets.
Non-controlling interest
In connection with the Reorganization Transactions, the Company through Intermediate Holdco became, the sole managing member of QLH and as a result consolidates the results of operations of QLH. QLH has two classes of equity securities, Class A-1 units, which have all voting rights in QLH, and Class B-1 units, which have no voting or control rights. Intermediate Holdco directly owns Class A-1 units and the holders of Class B-1 units represent the non-controlling interests, substantially all of which are held by Insignia and the Senior Executives. Pursuant to QLH’s limited liability company agreement, the Company allocates the share of pre-tax income (loss) of QLH to the holders of non-controlling interests pro-rata to their ownership interest in QLH at a point in time. Changes in the Company’s ownership interest in QLH, due to redemptions or exchanges, while retaining a controlling interest are accounted for as equity transactions and accounted for as a reduction in the amount recorded as non-controlling interest and increase in additional paid-in capital.
Earnings (Loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to MediaAlpha, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. The Company’s Class B common stock are excluded as it represents the voting rights of the legacy QLH holders and have no economic rights at MediaAlpha, Inc. Diluted earnings (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Reorganization Transaction including Class B-1 units and Class A restricted shares that are convertible into shares of Class A common stock and RSUs. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
Net (loss) per share for the year ended December 31, 2020 is presented for the two-month period between the IPO of October 27, 2020 and the year ended December 31, 2020. Prior to the IPO the QLH membership structure consisted of Class A Units and Class B Units. MediaAlpha, Inc.’s current capital structure is not reflective of the capital structure of QLH prior to the Reorganization Transactions. Therefore, net (loss) per share has not been presented for the portion of the fiscal year ended prior to the completion of the Reorganization Transactions.
Comprehensive income
For the year ended December 31, 2022, 2021, and 2020, the Company did not have any differences between its net income and comprehensive income.
Liquidity
As of December 31, 2022, the aggregate principal amount outstanding under the 2021 Credit Facilities was $185.5 million, with $45.0 million remaining for borrowing under the 2021 Revolving Credit Facility. As of December 31, 2022, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under its 2021 Revolving Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with its debt covenants for at least the next twelve months as of the filing date of this Annual Report on Form 10-K.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. The Company believes that the P&C insurance industry is currently in a cyclical downturn due to higher-than-expected carrier underwriting losses, which has led these carriers to reduce their customer acquisition spending in the Company’s Marketplaces. The extent to which these market conditions impact the Company’s business, results of operations, cash flows and financial condition will depend on future developments, including inflation rates, the extent of any major catastrophic losses, and the timing of regulatory approval of premium rate increases, which remain highly uncertain and cannot be predicted with accuracy. The Company considered the impact of this uncertainty on the assumptions and estimates used when preparing these consolidated financial statements. These assumptions and estimates may change as new events occur, and such changes could have an adverse impact on the Company's results of operations, financial position and liquidity.
In the event that the Company’s financial results are below its expectations due to cyclical conditions in its primary vertical markets or other factors, the Company may not remain in compliance with its financial covenants under the 2021 Credit Facilities, in which event the Company may need to reduce operating costs, negotiate amendments to or obtain waivers of the terms of such credit facilities, refinance its debt, or raise additional capital.
New accounting pronouncements
Recently issued not yet adopted accounting pronouncements
In March 2020 and January 2021, the FASB issued ASU No.  2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR which was delayed to June 30, 2023. The Company is currently evaluating the impact of the adoption of ASU 2020-4, ASU 2021-1, and ASU 2022-06, but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The guidance in ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.
3. Disaggregation of revenue
The following table shows the Company's revenue disaggregated by transaction model:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Open Marketplace transactions	$445,950	$627,705	$573,242
Private Marketplace transactions	13,122	17,569	11,572
Revenue	$459,072	$645,274	$584,814
The following table shows the Company's revenue disaggregated by product vertical:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Property & casualty insurance	$224,366	$417,715	$397,710
Health insurance	187,392	176,459	139,796
Life insurance	26,711	28,586	30,313
Other	20,603	22,514	16,995
Revenue	$459,072	$645,274	$584,814

4. Business combinations
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

The Agreement also provides that the Company shall pay contingent consideration which could range from zero to $20.0 million, based upon CHT's achievement of certain revenue and gross margin targets for the two successive twelve-month periods following the closing, as set forth in the Agreement. The contingent consideration has been classified as a liability and the estimated fair value was determined using a Monte Carlo model based on the revenue and gross margin projected to be generated by CHT during the applicable periods. The contingent consideration is subject to remeasurement at each reporting date until paid, with any adjustment resulting from the remeasurement reported within general & administrative expenses in the consolidated statements of operations. The contingent consideration was revalued at December 31, 2022 and the range of the undiscounted amounts the Company could pay under the agreement changed to be from zero to $15.0 million as the Company does not expect CHT to achieve the revenue and gross margin target for the first twelve month period. The fair value measurements of the contingent consideration are based primarily on significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy as defined in ASC 820.
Transaction-related costs incurred by the Company were $0.6 million for the year ended December 31, 2022, and were expensed as incurred and included in general and administrative expenses in the Company's consolidated statement of operations.
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
The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill. The resulting goodwill is attributable primarily to CHT's assembled workforce and the expanded market opportunities provided by the CHT business by increasing the Company’s ability to generate Consumer Referrals on various social media and short form video platforms. The goodwill resulting from the acquisition is tax deductible. For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes as of the closing date of the acquisition was $22.7 million. The Company’s estimate of the amount of tax deductible goodwill may change as the amounts of the payments of contingent consideration, if any, are finalized.

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
Revenue and pretax loss of CHT included in the Company’s results from the acquisition date are as follows:

(in thousands)	April 1, 2022 to December 31, 2022
Total revenues	$7,718
Pretax (loss)	$(2,287)
The following pro forma financial information summarizes the combined results of operations for the Company and CHT, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows:

	Year ended December 31,
(in thousands)	2022	2021
Total revenues	$465,342	$675,485
Pretax income (loss)	$32,075	$(7,336)
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

5. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	December 31, 2022				December 31, 2021
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(17,820)	$25,680	$25,040	$(12,730)	$12,310
Non-compete agreements	60	303	(303)	—	303	(268)	35
Trademarks, trade names, and domain names	60 - 120	8,884	(1,632)	7,252	1,224	(1,002)	222
Intangible assets		$52,687	$(19,755)	$32,932	$26,567	$(14,000)	$12,567
Goodwill	Indefinite	$47,739	$—	$47,739	$18,402	$—	$18,402
Amortization expense related to intangible assets amounted to $5.8 million, $3.0 million, and $3.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table presents the change in goodwill and intangible assets:

	December 31, 2022		December 31, 2021
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$18,402	$12,567	$18,402	$15,551
Additions to goodwill and intangible assets	29,337	26,120	—	—
Amortization	—	(5,755)	—	(2,984)
Ending balance	$47,739	$32,932	$18,402	$12,567
As of December 31, 2022, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2023	$6,917
2024	6,428
2025	5,759
2026	5,143
2027	4,106
Thereafter	4,579
$32,932
6. Accrued expenses
Accrued expenses include the following:

	As of
(in thousands)	December 31, 2022	December 31, 2021
Accrued payroll and related expenses	$3,621	$5,030
7. Long-term debt
Credit facility
First Amendment to the 2020 Credit Agreement
On July 29, 2021, the Company entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent

(as amended by the First Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the "2021 Term Loan Facility"), the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereof as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the “2021 Credit Facilities”), which replaced the existing revolving credit facility under the 2020 Credit Agreement.
Borrowings under the Amended Credit Agreement will bear interest at a rate equal to, at the option of the Borrower, the LIBOR plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins will be based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate. The 2021 Credit Facilities allows for the LIBOR rate to be phased out and replaced with other interbank offered rates to alternative reference rates such as SOFR and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition.
The 2021 Credit Facilities are collateralized by substantially all of the Company’s assets and contain certain financial and non-financial covenants. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the 2021 Credit Facilities). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. The Amended Credit Agreement contains customary affirmative and negative covenants and default provisions. As of December 31, 2022, the Company was in compliance with all covenants.
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
The 2021 Term Loan Facility was treated as a debt modification and the Company capitalized $0.6 million of deferred financing costs classified within the current portion of long-term debt and long-term debt, net of current portion on the consolidated balance sheet and are amortized over the term of the 2021 Term Loan Facility. Third -party costs allocated to the 2021 Term Loan facility were recorded as other (income) expense, net in the consolidated statement of operations. Third party costs and fees paid to lender allocated to the 2021 Revolving Credit Facility of $0.2 million were capitalized and classified within prepaid expenses and other current assets on the consolidated balance sheet and are amortized over the term of the 2021 Revolving Credit Facility.
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
Long-term debt consisted of the following:

	As of
(in thousands)	December 31, 2022	December 31, 2021
2021 Term Loan Facility	$180,500	$190,000
2021 Revolving Credit Facility	5,000	—
Debt issuance costs	(2,430)	(3,201)
Total debt	$183,070	$186,799
Less: current portion, net of debt issuance cost of $730 and $770, respectively	(8,770)	(8,730)
Total long-term debt	$174,300	$178,069
The expected future principal payments for all borrowings as of December 31, 2022 is as follows:

(in thousands)	Contractual maturity
2023	$9,500
2024	9,500
2025	9,500
2026	157,000
Debt and issuance costs	185,500
Unamortized debt issuance costs	(2,430)
Total debt	$183,070
The Company incurred interest expense on the 2021 Term Loan Facility of $8.5 million, $7.8 million, and $7.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.7 million for the year ended December 31, 2022. Interest expense included amortization of debt issuance costs on the 2021 Credit Facility of $0.8 million, $1.2 million, and $1.2 million of amortization of debt issuance costs for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, unamortized deferred debt issuance costs amounted to $2.4 million and $3.2 million, respectively. Accrued interest as of December 31, 2022 and 2021was $3.0 million and $1.7 million, respectively and is included within accrued expenses on the consolidated balance sheets.
8. Commitments and contingencies
Litigation and other matters
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. As of December 31, 2022, and 2021, the Company did not have any contingency reserves established for any litigation liabilities.
On February 21, 2023, the Company received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. The Company intends to cooperate with the FTC. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition.
9. Redeemable class A units, members’ Equity (Deficit), and stockholders’ Equity (Deficit)
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the Company amended and restated its certificate of incorporation to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.01 per share; (ii) authorization of 100,000,000 shares of Class B common stock with a par value of $0.01 per share; and (iii) authorization of 50,000,000 shares of preferred stock par value $0.01 per share. Holders of shares of Class A and Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law.
Holders of shares of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock are issuable only in connection with the corresponding issuance of an equal number of Class B-1 units. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the Class B-1 unit and the number of shares of Class B common stock held by the non-controlling interest holders. Shares of Class B common stock are transferable only together with an equal number of Class B-1 units. Each share of Class B common stock will be redeemed and canceled by the Company if the holder exchanges one Class B-1 unit, together with the corresponding share of Class B common stock, for one share of Class A common stock (or, at the Company’s election, cash of an equivalent value).
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

Redeemable Class A Units
As discussed in Note 1, in connection with the Reorganization Transactions, QLH’s limited liability company agreement was amended and restated to, among other things, effectuate the conversion of 284,221 redeemable convertible preferred units into Class B-1 Units. Prior to the Reorganization Transactions, QLH’s Class A units that were held by Insignia featured a redemption right that was considered to be outside of QLH’s control.
The Company considered these Class A units, subject to possible redemption, in accordance with the guidance in ASC 480 — Distinguishing Liabilities from Equity. Conditionally redeemable Class A units (including Class A units that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within QLH’s control) were classified as temporary equity. As of December 31, 2019, 284,211 units of the 1,136,842 outstanding Class A units were classified outside of permanent equity.
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
Share Repurchase Program
On March 14, 2022, the Company’s Board of Directors approved a Share Repurchase Program (“Repurchase Program”) that authorized the Company to repurchase up to $5.0 million of the Company’s share of Class A common stock in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The Company completed the Repurchase Program during the year ended December 31, 2022. The Repurchase Program did not obligate the Company to repurchase a fixed number of shares and any repurchases were accounted for as of the trade date with a corresponding liability. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased was recorded as an adjustment to additional-paid-in capital. During the year ended December 31, 2022, 455,297 shares of Class A common stock were repurchased for an aggregate amount of $5.0 million.
10. Equity-based compensation plans
A summary of equity-based compensation cost recognized during the year ended December 31, 2022, 2021, and 2020 is as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
QLH Class B units	$—	$—	$5,556
QLH Restricted Class B-1 units	230	541	90
Restricted Class A shares	1,032	1,088	211
Restricted stock units	57,210	44,084	19,679
Performance restricted stock units	—	—	—
Equity-based compensation expense	$58,472	$45,713	$25,536

Total income tax benefit recognized related to equity-based compensation (a)	$—	$6,328	$3,088

a.For the year ended December 31, 2022, there was no income tax benefit related to RSUs as future tax benefits related to these awards were fully offset by a valuation allowance.
Equity-based compensation cost is allocated to the following expense categories in the consolidated statements of operations during the year ended December 31, 2022, 2021 and 2020 is as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$3,634	$1,665	$2,809
Sales and marketing	10,445	7,724	6,544
Product development	9,536	6,440	4,722
General and administrative	34,857	29,884	11,461
Total equity-based compensation	$58,472	$45,713	$25,536
No compensation cost was capitalized during the year ended December 31, 2022, 2021, and 2020.
QLH Class B units
Prior to the IPO, the Company maintained a QLH Class B Restricted Unit Plan (the “QLH Plan”), whereby QLH had the authority to issue up to 177,300 Class B units in the form of profits interests to directors, employees, managers, independent contractors, and advisors of QLH and its subsidiaries upon approval of the Board of Directors (“QLH Class B units”). The QLH Class B units granted to employees were generally subject to a four-year vesting period, whereby the awards become 25% vested on the first anniversary of the vesting commencement date and then vest ratably on a monthly basis thereafter through the end of the vesting period. The QLH Class B units are equity-classified share-based payments and were recognized utilizing the straight-line method.
In connection with the IPO, the Board of Directors approved the acceleration of vesting on a portion of certain employees’ awards as of the IPO date. As a result of this modification, there was no incremental compensation cost; however, the Company recognized $2.7 million of compensation cost on the IPO date related to the portion of the awards that were accelerated.
As required per the original award terms, all QLH Class B unit awards on the IPO date, related to 43 employees or their beneficiaries, were exchanged to have substantially equivalent rights and to maintain the grantees’ ownership interests in the remaining assets of the Company. The Senior Executives and one other employee received Class B-1 units, which, when vested, together with shares of Class B common stock are exchangeable for shares of Class A common stock. All other grantees received shares of Class A common stock. The awards continue to be subject to the QLH Plan, and those that are unvested are subject to the same vesting terms and conditions. The awards remain equity-classified; however, the awards are no longer in the form of profits interests.
A portion of vested awards on the IPO date were settled for cash. Ultimately, as of the IPO date, all of the legacy QLH Class B units were either (1) settled for cash or (2) canceled in exchange for Class B-1 units or shares of Class A common stock.
A summary of QLH Class B unit activity for fiscal year 2020 is as follows:

	Number of Units	Weighted - average grant-date fair value	Aggregate Intrinsic Value (in thousands)
QLH Class B units
Outstanding as of December 31, 2019	163,800	$61.62	$28,622
Granted	25,500	105.85
Repurchased	(8,568)	51.03
Forfeited	(3,432)	74.22
Settled or canceled(1)	(177,300)	68.25
Outstanding as of December 31, 2020	—	$—	$—

(1)Upon the IPO and the concurrent 44-for-1 stock split, these units were exchanged for 6,470,599 QLH Class B-1 units and Company Class A shares, of which 902,847 vested shares were cash-settled at fair market value. Because all of the QLH Class B units were either (1) settled or (2) canceled and replaced upon the IPO, there were no QLH Class B units outstanding as of December 31, 2020.
The fair value of the QLH Class B units was determined on the grant date using the option pricing model based on the following assumptions:

2020
Expected term (in years)	0.5 - 2 years
Expected volatility	70% - 88%
Expected dividend yield	—
Risk-free interest rate	0.11% - 1.41%
Discount for lack of marketability	25% - 30%
For the year ended December 31, 2020, cash used to settle redemptions of QLH Class B units was $19.4 million. Redemptions include redemptions arising in connection with the Insignia Recapitalization, optional unit repurchases by the Company following an employee’s termination of employment, and settlement of a portion of the grantee’s awards upon the IPO. During the year ended December 31, 2020, the Company recognized $0.8 million, of equity-based compensation cost for the amount by which the Class B units were redeemed in excess of fair value at the date of redemption. These amounts are included within cash flows from operating activities. During the year ended December 31, 2020, the redemption amount which was not in excess of fair value on the date of redemption was $18.6 million. Cash used to settle a portion of the awards upon the IPO was $15.9 million (net of underwriter discounts), which was included within cash flow from financing activities, as the cash payment did not exceed the fair value of the award at the date of repurchase.
QLH Restricted Class B-1 Units
Upon the IPO, Senior Executives and one other employee that held legacy QLH Class B units received Class B-1 units, which have a substantially equivalent value and which together with shares of Class B common stock can be exchanged for shares of Class A common stock when vested. The cancellation and concurrent replacement of QLH Class B units for Class B-1 units was considered a modification. The modification did not result in incremental compensation cost, as the fair value of the replacement awards, determined by using the per share price of shares of Class A common stock (into which QLH Restricted Class B-1 units are convertible) offered to the public in connection with the IPO, did not differ from the fair value of the QLH Class B units immediately before the modification. The awards that were unvested on the modification date are QLH Restricted Class B-1 units and are subject to the same vesting terms as the legacy QLH Class B units under the QLH Plan. Under the QLH Plan, 6,470,599 QLH Restricted Class B-1 units and Company Class A shares are authorized.
The QLH Restricted Class B-1 units granted to employees are generally subject to a four-year vesting period, whereby the awards become 25% vested on the first anniversary of the vesting commencement date and then vest ratably on a monthly basis thereafter through the end of the vesting period. The QLH Restricted Class B-1 units are equity-classified share-based payments, and the remaining unrecognized cost, which is based on the original grant-date fair value of the QLH Class B units, is recognized utilizing the straight-line method. Grantees have made 83(b) elections under the Internal Revenue Code; therefore, the QLH Restricted Class B-1 Units are subject to gross share settlement.

A summary of unvested QLH Class B-1 unit activity for 2020, 2021, and 2022 is as follows:

	Number of Units	Weighted - average grant-date fair value
QLH Restricted Class B-1 units
Unvested and outstanding as of December 31, 2019	—	—
Granted	583,398	2.79
Vested	(53,047)	1.77
Forfeited	(5,667)	1.93
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2020	524,684	$2.90
Granted	—	—
Vested	(207,211)	2.69
Forfeited	(64,075)	5.03
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2021	253,398	$2.53
Granted	—	—
Vested	(117,750)	2.41
Forfeited	(93,478)	2.59
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	42,170	$2.74
As of December 31, 2022, total unrecognized compensation cost related to unvested QLH Restricted Class B-1 units was $0.1 million, which is expected to be recognized over a weighted average period of 0.78 years. The total fair value of QLH Class B-1 units that vested during the year ended December 31, 2022, 2021, and 2020 was $1.5 million, $6.7 million, and $2.0 million, respectively.
Company Restricted Class A Shares
Upon the IPO, substantially all employees other than senior executives and one other employee that held legacy QLH Class B units received Company Class A shares. The cancellation and concurrent replacement of the QLH Class B units with Company Class A shares was considered a modification. The modification did not result in incremental compensation cost, as the fair value of the replacement awards, determined by using the per share price of Company Class A shares offered to the public in connection with the IPO, did not differ from the fair value of the QLH Class B units immediately before the modification. The awards that were unvested on the modification date are Company restricted Class A shares and are subject to the same vesting terms as the legacy QLH Class B units under the QLH Plan. Under the QLH Plan, 6,470,599 QLH Restricted Class B-1 units and Company Class A shares are authorized.
The Company restricted Class A shares granted to employees are generally subject to a four-year vesting period, whereby the awards become 25% vested on the first anniversary of the vesting commencement date and then vest ratably on a monthly basis thereafter through the end of the vesting period. The Company restricted Class A shares are equity-classified share-based payments, and the remaining unrecognized cost, which is based on the original grant-date fair value of the QLH Class B units, is recognized utilizing the straight-line method. Grantees have made 83(b) election under the Internal Revenue Code; therefore, the Company Restricted Class A shares are subject to gross share settlement.

A summary of unvested Company Class A share activity for 2020, 2021, and 2022 is as follows:

	Number of Units	Weighted - average grant-date fair value
Restricted Class A Shares
Unvested and outstanding as of December 31, 2019	—	—
Granted	1,210,253	3.21
Vested	(120,516)	1.72
Forfeited	(28,132)	1.93
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2020	1,061,605	$3.41
Granted	—	—
Vested	(447,468)	2.87
Forfeited	(78,382)	2.19
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2021	535,755	$4.04
Granted	—	—
Vested	(306,005)	3.22
Forfeited	(48,689)	4.12
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	181,061	$5.42
As of December 31, 2022, total unrecognized compensation cost related to unvested Company Class A shares was $0.9 million, which is expected to be recognized over a weighted average period of 1.07 years. The total fair value of Company restricted Class A shares that vested during fiscal 2022, 2021, and 2020 was $3.7 million, $14.5 million, and $4.5 million, respectively.
Restricted Stock Units
In October 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “Omnibus Plan”) under which the Company may grant restricted stock units and other equity-based awards to employees, directors, officers, and consultants of the Company. A total of 12,506,550 shares was initially reserved for issuance under the Omnibus Plan, and such pool is automatically increased each January 1 during the term of the Omnibus Plan by a number of shares equal to 5% of the total number of shares of Class A common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase, or such lesser amount as may be determined by the Board of Directors. As of December 31, 2022, 5,051,934 Class A shares were available for future grant under the Omnibus Plan.
Each RSU represents the right to receive one share of Class A common stock. The RSUs granted generally vest quarterly over periods ranging from three to four years. However, the Company may also grant RSUs which vest immediately, without any future service requirement. The RSUs are equity-classified share-based payments, and the related cost is recognized utilizing the straight-line method.  Upon vesting of the restricted stock units, the Company generally issues new shares of Class A common stock to the participants, net of shares withheld in satisfaction of withholding taxes, except for certain executives and non-employee directors who receive gross share settlement.
The fair value of the restricted stock units is determined based on the closing market price of the Company’s Class A shares on the date of grant, with the exception of those RSUs granted on the IPO effective date, for which the Company used the per share price of Company Class A shares offered to the public in connection with the IPO.

A summary of unvested restricted stock unit activity for 2020, 2021, and 2022 is as follows:

	Number of Units	Weighted - average grant-date fair value
RSUs
Unvested and outstanding as of December 31, 2019	—	—
Granted	5,822,790	22.22
Vested	(339,914)	38.39
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2020	5,482,876	$21.22
Granted	2,002,489	21.41
Vested	(1,932,761)	22.13
Forfeited	(245,456)	23.57
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2021	5,307,148	$20.85
Granted	2,834,171	14.47
Vested	(2,900,154)	19.63
Forfeited	(347,044)	22.08
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	4,894,121	$17.79
As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs was $77.8 million, which is expected to be recognized over a weighted average period of 2.05 years. The total fair value of Company RSUs that vested during the year ended December 31, 2022, 2021, and 2020 was $35.8 million, $70.8 million, and $13.0 million, respectively.
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
As of December 31, 2022 the Company did not meet the performance measures as determined by the Compensation Committee and accordingly the PRSUs granted were canceled as of that date.

A summary of unvested performance-based restricted stock unit activity for 2022 is as follows:

	Number of Units	Weighted - average grant-date fair value
PRSUs
Unvested and outstanding as of December 31, 2021	—	$—
Granted	80,200	13.72
Vested	—	—
Forfeited	(80,200)	13.72
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	—	$—
As of December 31, 2022, total unrecognized compensation cost related to unvested PRSUs was $0, which is expected to be recognized over a weighted average period of 0.00 years. The total fair value of Company PRSUs that vested during the year ended December 31, 2022 was $0.
11. Fair value measurements
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis by level, within the valuation hierarchy:

December 31, 2022
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
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy. The following table summarizes the changes in the contingent consideration:

Year ended December 31,
(in thousands)	2022
Beginning fair value	$—
Additions in the period	7,007
Change in fair value
(Gain) included in General and administrative expenses	(7,007)
Ending fair value	$—
Change in unrealized (gain) related to instrument still held at end of period	$(7,007)
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of CHT. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company used the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets, using risk-adjusted discount rates and volatility of 5.0% and 2.5%, respectively, for the revenue target and 19.0% and 65.0%, respectively, for the gross profit target. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

The fair value of the contingent consideration was remeasured as of December 31, 2022, and was determined to be $0 based on CHT's projected revenue and gross margin for the applicable periods, and the resulting projected achievement levels of the financial targets.
The following are Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of December 31, 2022 the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 6.75% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio. The fair value of the long-term debt was a transfer into Level 3 of the valuation hierarchy during the year ended December 31, 2022.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statement of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. As of September 30, 2022, the Company determined that a significant deterioration in the earnings performance and negative cash flows from operations of the investee had occurred, and determined that the fair value of the investment as of that date was $1.4 million and recognized an impairment loss of $8.6 million in other expenses, net in the consolidated statements of operations. The carrying value of the Company’s cost method investment, included in other assets in the consolidated balance sheets, was $1.4 million as of December 31, 2022 and $10.0 million as of December 31, 2021.
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
The table below displays the significant unobservable inputs used to develop our Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurement
	Valuation Technique	Unobservable Input	Rate
Contingent consideration	Monte Carlo	Risk-adjusted discount rate	5.0% - 19.0%
		Volatility	2.5% - 65.0%
Cost method investment	Discounted Cash Flow	Risk-adjusted discount rate	20.0%
	Option Pricing Method	Equity volatility	115.0%
		Discount for lack of marketability	30.0%
12. Leases
The Company leases office space under non-cancellable operating leases with original lease periods expiring between 2022 and 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents amounts recorded on the consolidated balance sheet related to operating leases:

		As of
(in thousands)		December 31, 2022	December 31, 2021
Operating leases	Balance Sheet location
Right-of-Use Assets - Operating Leases	Other assets	$2,761	$3,514
Operating Lease Liabilities - Current	Accrued expenses	$783	$765
Operating Lease Liabilities - Non-current	Other long-term liabilities	$2,434	$3,216
The following presents the Company’s lease expense:

	Year ended December 31,
(in thousands)	2022	2021
Operating lease cost	$908	$749
Short-term lease cost	138	184
Variable lease cost	150	113
Total lease cost	$1,196	$1,046
The following presents the Company’s supplemental cash flow information related to operating leases:

	Year ended December 31,
(in thousands)	2022	2021
Cash paid for operating lease liabilities	$920	$672
Right-of-use assets obtained in exchange of lease obligations	$—	$4,108
The following presents the Company’s weighted-average remaining lease term and discount rate:

	As of
	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	3.74 years	4.68 years
Weighted-average discount rate	4.36%	4.35%
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

Maturities of lease liabilities at December 31, 2022 were as follows:

(in thousands)	Operating Leases
Year Ended December 31,
2023	$904
2024	908
2025	936
2026	713
2027	26
Thereafter	—
Total Lease Payments	$3,487
Less Imputed Interest	(270)
Total Lease Liabilities	$3,217
At December 31, 2022, there were no leases entered into that had not yet commenced.
13. Income Taxes
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
The components of income (loss) before income taxes includes the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States	$30,519	$(9,523)	$9,048
Foreign	(60)	1	247
Total	$30,459	$(9,522)	$9,295
The components of income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current income tax expense (benefit)
Federal	$—	$(382)	$(417)
State	237	(1,836)	(438)
Foreign	12	(42)	51
	$249	$(2,260)	$(804)
Deferred income tax expense (benefit)
Federal	$86,971	$1,503	$(354)
State	15,685	(290)	(108)
Foreign	—	—	(1)
	$102,656	$1,213	$(463)
Income tax expense (benefit)	$102,905	$(1,047)	$(1,267)

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Loss / Income attributable to non-controlling interests and nontaxable income	11.3%	(1.3)%	(33.3)%
State income taxes, net of federal benefit	0.5%	(9.3)%	(1.1)%
Transaction costs	—%	(5.8)%	3.4%
Officers' compensation	8.4%	(32.0)%	—%
Indemnification asset release	—%	(7.5)%	—%
Return-to-Provision	(1.4)%	26.0%	—%
Interest and penalties	(0.3)%	(1.6)%	—%
Equity-based compensation	18.5%	29.7%	—%
Change in uncertain tax positions	2.1%	7.2%	(3.3)%
Deferred tax adjustments	—%	9.2%	—%
Change in valuation allowance	277.6%	(23.9)%	—%
Other	0.1%	(0.7)%	(0.3)%
Effective income tax rate	337.8%	11.0%	(13.6)%

The Company’s effective tax rate was 337.8% in 2022. 11.0% in 2021, and (13.6)% in 2020, in comparison to the U.S. statutory tax rate in 2022, 2021, and 2020 of 21.0%. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2022 was primarily influenced by changes in valuation allowance, tax impacts associated with equity based awards, and tax impacts of losses attributable to non-controlling interests. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2021 was primarily influenced by nondeductible officer’s compensation per Section 162(m) of the Internal Revenue Code, return-to-provision adjustments, the impact of tax benefits associated with equity-based awards, and changes in valuation allowance. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2020 was primarily influenced by the fact that the Company is not liable for income taxes on the portion of QLH’s earnings that are attributable to the non-controlling interests and was not a taxable entity prior to the Reorganization Transactions.
In accordance with the Contribution Agreement entered into with White Mountains, any federal or state taxes liabilities or refunds related to periods prior to the Reorganization Transactions are required to be paid or refunded to White Mountains. The Company recognized a payable of $0.3 million and $2.3 million as of December 31, 2022 and 2021, respectively to reflect the amounts refundable to White Mountains and is included within accrued expense on the consolidated balance sheets.
Details of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Investment in partnership	$78,646	$81,648
Net operating loss carryforwards and tax credits	9,260	3,007
Tax receivables agreement	683	20,336
Other	3,207	1,850
Total	$91,796	$106,841
Valuation allowance	(91,796)	(4,185)
Total deferred tax assets	$—	$102,656
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—
Deferred tax assets	$—	$102,656

During the year ended December 31, 2022, holders of Class B-1 units exchanged 632,944 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company established additional liabilities related to the TRA of $1.6 million presented within additional-paid-in-capital in its consolidated statements of redeemable class A units, members’ equity (deficit), and stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital although during the year ended December 31, 2022, no additional deferred tax assets was recorded through additional-paid-in-capital as the Company recognized a full valuation allowance on its deferred tax assets.
As of December 31, 2022, the Company had federal, state, and foreign net operating loss carryforwards (“NOLs”) of $28.4 million, $34.7 million, and $21 thousand, respectively, of which $28.4 million, $3.1 million, and $0, respectively, have an indefinite life. The remaining state and foreign NOLs will begin to expire in 2029 and 2032, respectively. As of December 31, 2022, the Company had foreign tax credit carryforwards of $1.1 million, which will begin to expire in 2029.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be utilized. In measuring its deferred tax assets and to determine whether a valuation allowance is needed, the Company assesses all available evidence, both positive and negative, based on the weight of that evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2022, the Company recognized a valuation allowance of $91.8 million against its deferred tax assets based on the recent history of pre-tax losses, which is considered a significant piece of objective negative evidence that is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. It is possible in the foreseeable future that there may be sufficient positive evidence, and that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.
As of December 31, 2021, the Company recorded a $4.2 million valuation allowance against deferred tax assets, related to the portion of its investment in partnership not expected to be realized in the foreseeable future and certain state NOLs and foreign tax credits as it believes it is more likely than not that such attributes will expire prior to utilization.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years indicated.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$1,120	$1,587	$—
Increase related to Reorganization Transactions	—	—	1,925
Increase related to current year tax positions	234	—	47
Increase related to prior periods tax positions	356	509	—
Decrease related to lapse in applicable statute of limitations	—	(976)	(385)
Ending balance	$1,710	$1,120	$1,587
As of December 31, 2022 and 2021, the total liability related to uncertain tax positions, including interest and penalties, was $2.1 million and $1.4 million, respectively. Out of this amount as of December 31, 2022 and 2021, $0.7 million and $0.6 million, respectively, had been indemnified by White Mountains, for which an indemnification asset was recognized. The increase in the liability for uncertain tax positions was due to uncertainties related to state nexus. If recognized as of December 31, 2022 and 2021, $1.4 million and $0.9 million, respectively, of the amount of unrecognized tax benefits would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related secondary impacts, such as the federal deduction for state taxes or adjustments to deferred tax assets that might be required if the Company’s tax positions are sustained. Additionally, the Company will be indemnified for any tax imposed prior to the Reorganization Transactions on which a reserve was recorded and as the Company recognizes uncertain tax positions the benefits would impact pre-tax results. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. The Company recorded $0.1 million and $(0.4) million of interest and penalties during the year ended December 31, 2022 and 2021, respectively.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2022, the Company’s federal income tax returns for the tax years 2019 and forward and state and local tax returns for the tax years 2018 and forward, and foreign income tax returns for the tax years 2017 and forward remain open and are subject to examination. Currently, no tax authorities are auditing any of the Company’s income tax matters.
Tax receivables agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with Insignia, Senior Executives, and White Mountains. The Company expects to obtain an increase in its share of the tax basis in the net assets of QLH as Class B-1 units, together with shares of Class B common stock, are exchanged for shares of Class A common stock (or, at the Company’s election, redeemed for cash of an equivalent value). The Company intends to treat any redemptions and exchanges of Class B-1 units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
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
During the year ended December 31, 2022, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets and the Company does not believe it will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. As a result, the Company remeasured the liabilities due under the TRA, net of the current portion, to zero in the consolidated balance sheets and recorded a gain on TRA liability remeasurement of $83.3 million within other (income) expenses, net in the consolidated statements of operations. If the Company had determined that making a payment under the TRA and generating sufficient future taxable income was probable, it would have also recorded a liability pursuant to the TRA, net of current portion, of approximately $87 million in the consolidated balance sheet.
As of December 31, 2022 and 2021 the Company recorded $2.8 million and $0.2 million, respectively, as current portion of payments due under the TRA within accrued expenses in the consolidated balance sheets. Payments of $0.2 million were made pursuant to the TRA during the year ended December 31, 2022. No payments were made pursuant to the TRA during the year ended December 31, 2021.
14. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Year Ended December 31,		For the period October 27, 2020 through December 31, 2020
	2022	2021
Basic
Net (loss)	$(72,446)	$(8,475)	$(8,604)
Less: net (loss) attributable to non-controlling interest	(14,780)	(3,200)	(4,238)
Net (loss) attributable to MediaAlpha, Inc.	$(57,666)	$(5,275)	$(4,366)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	41,944,874	37,280,533	32,134,170
Net (loss) per share of Class A common stock - basic (a)	$(1.37)	$(0.14)	$(0.14)
Net (loss) per share of Class A common stock - diluted	$(1.37)	$(0.19)	$(0.14)

a.Earnings per share for the year ended December 31, 2020, is presented for the period subsequent to the Reorganization Transactions and IPO. Prior to it, QLH's membership structure consisted of QLH Class A units and QLH Class B units. MediaAlpha, Inc.’s current capital structure is not reflective of the capital structure of QLH prior to the Reorganization Transactions. Therefore, earnings per share have not been presented for periods prior to the completion of the Reorganization Transactions and IPO.

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
Effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
QLH Class B / B-1 Units (Replacement awards)	18,931,446	253,398	25,571,996
Restricted Class A Shares	181,061	—	1,061,605
Restricted stock units	4,894,121	—	5,482,876
Potential dilutive shares	24,006,628	253,398	32,116,477
15. Non-controlling interest
During the year ended December 31, 2022, the holders of the non-controlling interests exchanged 632,944 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of December 31, 2022, the holders of the non-controlling interests owned 30.2% of the total equity interests in QLH, with the remaining 69.8% owned by MediaAlpha, Inc. As of December 31, 2021, the holders of the non-controlling interests owned 32.1% of the total equity interests in QLH, with the remaining 67.9% owned by MediaAlpha, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During fiscal 2022, in connection with our initial non-binding stockholder advisory vote regarding the frequency of future advisory votes on the compensation of the Company’s named executive officers, we were required to report on Form 8-K the determination of the Board as to how frequently the Company will conduct such future advisory votes. However, we did not file this report within the time period required by Form 8-K. We have implemented additional procedures to ensure the timely filing of such amendments in the future. Based on their evaluation, and after considering this late filing, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2022.
Management's Report on Internal Control Over Financial Reporting
The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management's Report on Internal Control Over Financial Reporting, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Report of Independent Registered Public Accounting Firm
The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”.
2.Financial Statement Schedule for the Years Ended December 31, 2022, 2021 and 2020

Schedule II-Valuation and Qualifying Accounts and Allowances	113
All other financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”
3.Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated as of February 24, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 2, 2022

2.2	First Amendment to Asset Purchase Agreement, dated as of March 29, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 30, 2022

3.1	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020

3.2	Amended and Restated By-Laws of MediaAlpha, Inc.	8-K	001-39671	3.1	December 2, 2022

4.2	Registration Rights Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto	8-K	001-39671	4.2	November 2, 2020

4.3*	Description of Registrant’s Securities

10.1	Fourth Amended and Restated Limited Liability Company Agreement of QL Holdings LLC, dated October 27, 2020	8-K	001-39671	10.1	November 2, 2020

10.2	Tax Receivables Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC and certain other parties thereto	8-K	001-39671	10.2	November 2, 2020

10.3	Exchange Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC, Guilford Holdings, Inc. and holders of Class B-1 units of QL Holdings LLC party thereto	8-K	001-39671	10.3	November 2, 2020

10.4	Stockholders Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC and Steven Yi, Eugene Nonko and Ambrose Wang, together with their respective holding entities through which they indirectly hold common stock of MediaAlpha, Inc.	8-K	001-39671	10.4	November 2, 2020

10.5	Reorganization Agreement, dated October 27, 2020, by and among MediaAlpha ,Inc., QL Holdings LLC, QuoteLab, LLC, Guilford Holdings, Inc., White Mountains Investments (Luxembourg) S.a.r.l., White Mountains Insurance Group, Ltd., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto.	8-K	001-39671	10.5	November 2, 2020

10.6+	MediaAlpha, Inc. 2020 Omnibus Incentive Plan	8-K	001-39671	10.6	November 2, 2020

10.7+*	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Founders

10.8+*	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award for Officers other than Founders

10.9+*	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Directors

10.10+	Form of Performance-Based Restricted Stock Unit Award Agreement for Founders under 2020 Omnibus Incentive Plan	10-Q	001-39671	10.3	May 6, 2022

10.11+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Steven Yi, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.10	November 2, 2020

10.12+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated March 22, 2022	8-K	001-39671	10.1	March 28, 2022

10.13+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Eugene Nonko, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.11	November 2, 2020

10.14+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated March 22, 2022	8-K	001-39671	10.2	March 28, 2022

10.15+	Employment Agreement dated as of November 2, 2021, by and among Patrick R. Thompson, QuoteLab LLC, and MediaAlpha, Inc..	8-K	001-39671	10.1	November 2, 2021

10.16+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Jeffrey Coyne, dated June 21, 2022	8-K	001-39671	10.1	June 27, 2022

10.17+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Cathy Cunningham, dated June 21, 2022	8-K	001-39671	10.2	June 27, 2022

10.18	2020 Credit Agreement	S-1	001-39671	10.15	October 5, 2020

10.19	First Amendment to Credit Agreement dated as of July 29, 2021, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 3, 2021

21.1*	Subsidiaries of MediaAlpha, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+     Management contract or compensatory plan or arrangement.

*     Filed herewith.
**   Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
Item 16. Form 10-K Summary
None.
Schedule II – Valuation and Qualifying Accounts and Allowances

	Balance at Beginning of the period	Additions during the period	Write-offs	Balance at End of period

Valuation allowance on deferred tax assets
Fiscal year 2022	$4,185	87,611	—	$91,796
Fiscal year 2021	$1,906	2,279	—	$4,185
Fiscal year 2020	$—	1,906	—	$1,906

Allowance for credit losses
Fiscal year 2022	$609	36	(70)	$575
Fiscal year 2021	$438	171	—	$609
Fiscal year 2020	$302	524	(388)	$438

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediaAlpha, Inc.

Date: February 27, 2023	By:	/s/ Patrick R. Thompson
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

Signature	Title	Date

/s/ Steve Yi	Chief Executive Officer, President and Director	February 27, 2023
Steve Yi

/s/ Patrick R. Thompson	Chief Financial Officer & Treasurer	February 27, 2023
Patrick R. Thompson

/s/ Venmal (Raji) Arasu	Director	February 27, 2023
Venmal (Raji) Arasu

/s/ Anthony Broglio	Director	February 27, 2023
Anthony Broglio

/s/ Christopher Delehanty	Director	February 27, 2023
Christopher Delehanty

/s/ David Lowe	Director	February 27, 2023
David Lowe

/s/ Jennifer Moyer	Director	February 27, 2023
Jennifer Moyer

/s/ Eugene Nonko	Director and Chief Technology Officer	February 27, 2023
Eugene Nonko

/s/ Lara Sweet	Director	February 27, 2023
Lara Sweet

/s/ Kathy Vrabeck	Chair of the Board of Directors	February 27, 2023
Kathy Vrabeck