Form 10-Q
period 2023-03-31
MediaAlpha, Inc.
filed 2023-05-05
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 30, 2023, there were 44,640,155 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 18,885,493 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
◦“Demand partner” refers to a buyer on our platform. As discussed under Part I, Item 2. Management’s Discussion & Analysis – Management Overview, our demand partners are generally insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey.
◦“Supply partner” or “supplier” refers to a seller to our platform. As discussed under Part I, Item 2. Management’s Discussion & Analysis – Management Overview, our supply partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations or other financial websites looking to monetize high-intent consumers.

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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in the 2022 Annual Report on Form 10-K.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$19,529	$14,542
Accounts receivable, net of allowance for credit losses of $325 and $575, respectively	43,126	59,998
Prepaid expenses and other current assets	4,603	5,880
Total current assets	67,258	80,420
Intangible assets, net	31,203	32,932
Goodwill	47,739	47,739
Other assets	7,240	8,990
Total assets	$153,440	$170,081
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$46,313	$53,992
Accrued expenses	10,074	14,130
Current portion of long-term debt	8,777	8,770
Total current liabilities	65,164	76,892
Long-term debt, net of current portion	172,100	174,300
Other long-term liabilities	4,882	4,973
Total liabilities	$242,146	$256,165
Commitments and contingencies (Note 6)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 44.3 million and 43.7 million shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	443	437
Class B common stock, $0.01 par value - 100 million shares authorized; 18.9 million and 18.9 million shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	189	189
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	478,499	465,523
Accumulated deficit	(492,408)	(482,142)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(13,277)	$(15,993)
Non-controlling interests	(75,429)	(70,091)
Total stockholders' (deficit)	$(88,706)	$(86,084)
Total liabilities and stockholders' deficit	$153,440	$170,081
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue	$111,630	$142,599
Costs and operating expenses
Cost of revenue	93,262	120,881
Sales and marketing	6,994	7,223
Product development	5,168	5,216
General and administrative	15,755	17,148
Total costs and operating expenses	121,179	150,468
(Loss) from operations	(9,549)	(7,869)
Other expenses (income), net	1,381	(523)
Interest expense	3,576	1,359
Total other expense, net	4,957	836
(Loss) before income taxes	(14,506)	(8,705)
Income tax expense	78	1,143
Net (loss)	$(14,584)	$(9,848)
Net (loss) attributable to non-controlling interest	(4,318)	(2,772)
Net (loss) attributable to MediaAlpha, Inc.	$(10,266)	$(7,076)
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.23)	$(0.17)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	43,870,005	40,847,941
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	10,000	—	(10,000)	—	(39)	—	39	—
Vesting of restricted stock units	608,022	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	14,259	—	45	14,304
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,238)	—	—	(1,238)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,104)	(1,104)
Net (loss)	—	—	—	—	—	(10,266)	(4,318)	(14,584)
Balance at March 31, 2023	44,268,656	$443	18,885,493	$189	$478,499	$(492,408)	$(75,429)	$(88,706)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	19	—	—	19
Exchange of non-controlling interest for Class A common stock	60,197	—	(60,197)	—	(180)	—	180	—
Vesting of restricted stock units	593,810	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	13,688	—	85	13,773
Forfeiture of equity awards	(23,294)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(820)	—	—	(820)
Distributions to non-controlling interests	—	—	—	—	—	—	(130)	(130)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	880	—	—	880
Tax impact of changes in investment in partnership	—	—	—	—	43	—	—	43
Net (loss)	—	—	—	—	—	(7,076)	(2,772)	(9,848)
Balance at March 31, 2022	41,600,665	$416	19,561,718	$196	$433,157	$(431,552)	$(59,866)	$(57,649)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss)	$(14,584)	$(9,848)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-cash equity-based compensation expense	14,341	13,773
Non-cash lease expense	167	177
Depreciation expense on property and equipment	96	98
Amortization of intangible assets	1,729	683
Amortization of deferred debt issuance costs	199	209
Impairment of cost method investment	1,406	—
Credit losses	(250)	(88)
Deferred taxes	—	1,110
Tax receivable agreement liability adjustments	6	(630)
Changes in operating assets and liabilities:
Accounts receivable	17,122	15,019
Prepaid expenses and other current assets	1,260	2,613
Other assets	125	47
Accounts payable	(7,679)	(10,261)
Accrued expenses	(1,382)	(4,597)
Net cash provided by operating activities	$12,556	$8,305
Cash flows from investing activities
Purchases of property and equipment	(30)	(40)
Net cash (used in) investing activities	$(30)	$(40)
Cash flows from financing activities
Payments made for:
Repayments on long-term debt	(2,375)	(2,375)
Distributions	(1,104)	(130)
Payments pursuant to tax receivable agreement	(2,822)	(216)
Shares withheld for taxes on vesting of restricted stock units	(1,238)	(820)
Net cash (used in) financing activities	$(7,539)	$(3,541)
Net increase in cash and cash equivalents	4,987	4,724
Cash and cash equivalents, beginning of period	14,542	50,564
Cash and cash equivalents, end of period	$19,529	$55,288
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,057	$2,834
Income taxes paid, net of refunds	$(233)	$(1,365)
Non-cash Investing and Financing Activities:
Adjustments to liabilities under the tax receivable agreement	$—	$(251)
Establishment of deferred tax assets in connection with the Reorganization Transactions	$—	$(270)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2022 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2023.
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
The December 31, 2022 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. Results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 2022 Annual Report on Form 10-K.
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.3 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.
Concentrations of credit risk and of significant customers and suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts and believes it is not exposed to unusual risk beyond the normal credit risk in this area based on the financial strength of the institutions with which the Company maintains its deposits.
The Company's accounts receivable, which are unsecured, may expose it to credit risk based on their collectability. The Company controls credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivable, and recording allowances for credit losses. The Company's supplier concentration can also expose it to business risks.
Customer and supplier concentrations consisted of the below:

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	1	$17	15%	1	$19	13%
Purchases	1	$10	10%	1	$14	11%

	As of March 31, 2023			As of December 31, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	1	$6	15%	—	$—	—%
Accounts payable	1	$5	11%	2	$22	40%

Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. During the three months ended March 31, 2023, payments of $2.8 million were made pursuant to the TRA.
The Company paid $0.1 million during the three months ended March 31, 2023 to White Mountains related to settlement of federal and state income tax refunds for periods prior to the Reorganization Transactions. The Company recognized immaterial additional amounts reimbursable to White Mountains during the three months ended March 31, 2023. The total amount reimbursable to White Mountains was $0.2 million as of March 31, 2023 and $0.3 million as of December 31, 2022.
Liquidity
As of March 31, 2023, the aggregate principal amount outstanding under the 2021 Credit Facilities was $183.1 million, with $45.0 million remaining available for borrowing under the 2021 Revolving Credit Facility. As of March 31, 2023, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. The Company believes that the property & casualty (P&C) insurance industry is currently in a cyclical downturn due to higher-than-expected carrier underwriting losses, which has led these carriers to reduce their customer acquisition spending in the Company’s Marketplaces. In late March 2023, one of the Company's major insurance carrier partners significantly reduced its customer acquisition spend with the Company due to experiencing higher than expected loss ratios resulting from several underlying factors, including ongoing loss cost inflation and unfavorable prior year reserve developments, reducing the Company's expected near-term revenue and Adjusted EBITDA and its forecasted cushion with respect to compliance with the financial covenants under the 2021 Credit Facilities. The Company has taken steps to reduce its overhead expenses, including implementing workforce reductions in May 2023. The Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under its 2021 Revolving Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with its debt covenants for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q.
The extent to which these market conditions impact the Company’s business, results of operations, cash flows and financial condition will depend on future developments impacting its carrier partners, including inflation rates, the extent of any major catastrophic losses, and the timing of regulatory approval of premium rate increases, which remain highly uncertain and cannot be predicted with accuracy. The Company considered the impact of this uncertainty on the assumptions and estimates used when preparing these quarterly financial statements. These assumptions and estimates may continue to change as new events occur, and such changes could have an adverse impact on the Company's results of operations, financial position and liquidity.
In the event that the Company’s financial results are below its expectations due to cyclical conditions in its primary vertical markets or other factors, the Company may not be able to remain in compliance with its financial covenants under the 2021 Credit Facilities, in which event the Company may need to take additional actions to reduce operating costs, including discretionary employee bonuses and other discretionary spending, renegotiate amendments to or obtain waivers of the terms of such credit facilities, refinance its debt, or raise additional capital. There can be no assurance that the Company would be able to raise additional capital or obtain any such amendments, refinancing or waivers on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

New Accounting Pronouncements
Recently adopted accounting pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The guidance in ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and will be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company adopted the ASU on January 1, 2023 and the adoption did not have any impact on the Company's consolidated financial statements.
Recently issued not yet adopted accounting pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR which was delayed to June 30, 2023. The Company is currently evaluating the impact of the adoption of ASU 2020-4, ASU 2021-1, and ASU 2022-06, but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three months ended March 31,
(in thousands)	2023	2022
Revenue
Open marketplace transactions	$107,659	$138,096
Private marketplace transactions	3,971	4,503
Total	$111,630	$142,599
The following table shows the Company’s revenue disaggregated by product vertical:

	Three months ended March 31,
(in thousands)	2023	2022
Revenue
Property & casualty insurance	$55,107	$87,454
Health insurance	45,603	42,109
Life insurance	7,091	7,067
Other	3,829	5,969
Total	$111,630	$142,599

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
Transaction-related costs incurred by the Company were $0.4 million for the three months ended March 31, 2022, and were expensed as incurred and included in general and administrative expenses in the Company's consolidated statement of operations.
In accordance with the acquisition method of accounting, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values on the date of the acquisition as follows (in thousands):

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

The following pro forma financial information summarizes the combined results of operations for the Company and CHT, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows:

Three months ended March 31,
(in thousands)	2022
Total revenues	$148,869
Pretax (loss)	$(7,208)
The pro forma financial information presented above has been calculated after adjusting the results of CHT to reflect certain business combination and one-time accounting effects such as fair value adjustment of amortization expense from acquired intangible assets, interest expense on the amounts drawn under the 2021 Revolving Credit facility, and acquisition costs as though the acquisition occurred as of the beginning of the Company’s fiscal 2021. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable and factually supportable. The pro forma financial information does not include the impact of remeasurement adjustments to the contingent considerations and restricted stock units granted to employees of CHT on the date of acquisition for post combination services and are included within the periods they were incurred. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021.
4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		March 31, 2023			December 31, 2022
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(19,352)	$24,148	$43,500	$(17,820)	$25,680
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	8,884	(1,829)	7,055	8,884	(1,632)	7,252
Intangible assets		$52,687	$(21,484)	$31,203	$52,687	$(19,755)	$32,932
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets amounted to $1.7 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred. In late March 2023, a major P&C insurance carrier significantly reduced its customer acquisition spending with the Company, resulting in a material decline in forecasted revenue and profitability for the year ending December 31, 2023. This decline in forecasts was identified as a triggering event. The Company operates in one reporting unit and therefore goodwill is tested at the entity level. The fair value of the entity, which was determined based on market capitalization as of March 31, 2023, significantly exceeded its carrying value, and so goodwill was determined not to be impaired. The Company has no accumulated impairment of goodwill.
In connection with identifying a triggering event for goodwill impairment, the Company also identified an indicator of impairment associated with its long-lived assets and finite lived intangible assets based on its qualitative assessment, which required the Company to complete an interim quantitative assessment. The Company performed an undiscounted cash flow test and determined that the fair value of the asset group significantly exceeded the carrying value as of March 31, 2023 and so its long-lived assets and finite lived intangibles assets were not impaired.

The following table presents the changes in goodwill and intangible assets:

	As of
	March 31, 2023		December 31, 2022
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$32,932	$18,402	$12,567
Additions to goodwill and intangible assets	—	—	29,337	26,120
Amortization	—	(1,729)	—	(5,755)
Ending balance	$47,739	$31,203	$47,739	$32,932
As of March 31, 2023, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2023–Remaining Period	$5,187
2024	6,428
2025	5,759
2026	5,143
2027	4,106
Thereafter	4,580
$31,203
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
Long-term debt consisted of the following:

	As of
(in thousands)	March 31, 2023	December 31, 2022
2021 Term Loan Facility	$178,125	$180,500
2021 Revolving Credit Facility	5,000	5,000
Debt issuance costs	(2,248)	(2,430)
Total debt	$180,877	$183,070
Less: current portion, net of debt issuance costs of $723 and $730, respectively	(8,777)	(8,770)
Total long-term debt	$172,100	$174,300
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

The Company incurred interest expense on the 2021 Term Loan Facility of $3.4 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.1 million for the three months ended March 31, 2023. Interest expense included amortization of debt issuance costs on the 2021 Credit Facility of $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Accrued interest was $3.4 million as of March 31, 2023 and $3.0 million as of December 31, 2022, and is included within accrued expenses on the consolidated balance sheets.
The expected future principal payments for all borrowings as of March 31, 2023 was as follows:

(in thousands)	Contractual maturity

2023–Remaining Period	$7,125
2024	9,500
2025	9,500
2026	157,000
Debt and issuance costs	183,125
Unamortized debt issuance costs	(2,248)
Total debt	$180,877
6. Commitments and contingencies
Litigation and other matters
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. As of March 31, 2023 and December 31, 2022, the Company did not have any contingency reserves established for any litigation liabilities.
On February 21, 2023, the Company received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. The Company is cooperating fully with the FTC. During the three months ended March 31, 2023, the Company incurred legal fees of $0.3 million in connection with the demand, which are included within general and administrative expenses on the consolidated statement of operations. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition.
7. Equity-based compensation
The Company’s equity-based compensation plans are fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Equity-based compensation plans" in the 2022 Annual Report on Form 10-K.

Equity-based compensation cost recognized for equity based awards outstanding during the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
QLH restricted Class B-1 units	45	85
Restricted Class A shares	202	348
Restricted stock units	14,057	13,340
Performance-based restricted stock units	37	—
Total equity-based compensation	$14,341	$13,773
Equity-based compensation cost was allocated to the following expense categories in the consolidated statements of operations during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of revenue	$966	$398
Sales and marketing	2,381	2,705
Product development	2,172	2,249
General and administrative	8,822	8,421
Total equity-based compensation	$14,341	$13,773
As of March 31, 2023, total unrecognized compensation cost related to unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs was $0.1 million, $0.7 million, $93.5 million, and $0.8 million, respectively, which are expected to be recognized over weighted-average periods of 0.91 years, 1.08 years, 2.57 years, and 0.96 years, respectively.
8. Fair Value Measurements
The following are the Company’s financial instruments measured at fair value on a recurring basis:
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy. The following table summarizes the changes in the contingent consideration:

Three months ended March 31,
(in thousands)	2023	2022
Beginning fair value	$—	$—
Additions in the period	—	—
Change in fair value
(Gain) included in General and administrative expenses	—	—
Ending fair value	$—	$—
Change in unrealized (gain) related to instrument still held at end of period	$—	$—
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of CHT. CHT was unable to meet its target for the first twelve-month period and the Company did not pay any consideration related to that period. As of March 31, 2023 the range of the undiscounted amounts the Company could pay under the agreement could be from zero to $15.0 million. The fair value of the contingent consideration was remeasured as of March 31, 2023, and was determined to be zero based on CHT's projected revenue and gross margin for the applicable periods, and the resulting projected achievement levels of the financial targets. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company used the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets, using risk-adjusted discount rates and volatility of 5.0% and 2.5%, respectively, for the revenue target and 19.0% and 70.0%, respectively, for the gross profit target. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.
The following are the Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of March 31, 2023, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 6.40% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statement of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. As of March 31, 2023, the Company determined an impairment indicator exists as the investee had a default in interest payment on its long-term debt in addition to continued deterioration in the earnings performance and negative cash flows from operations. The Company determined that the fair value of the investment as of March 31, 2023 was zero and recognized an impairment loss of $1.4 million within other expenses (income), net in the consolidated statements of operations. The accumulated impairment of this cost method investment as of March 31, 2023 and December 31, 2022, was $10.0 million and $8.6 million, respectively. The carrying value of the Company’s cost method investment, which is included in other assets in the consolidated balance sheets, was zero and $1.4 million as of March 31, 2023 and December 31, 2022, respectively.
The Company used a market approach to estimate the fair value of equity and allocated the overall equity value to estimate the fair value of the common stock based on the liquidation preference and is classified within Level 3 of the fair value hierarchy. A change in any of the unobservable inputs can significantly change the fair value of the investment.
The table below displays the significant unobservable inputs used to develop our Level 3 fair value measurements:

Quantitative Information about Level 3 Fair Value Measurement
	Valuation Technique	Unobservable Input	Rate
Contingent consideration	Monte Carlo	Risk-adjusted discount rate	5.0% - 19.0%
		Volatility	2.5% - 70.0%
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was (0.5)% for the three months ended March 31, 2023. The Company’s effective income tax rate was (13.1)% for the three months ended March 31, 2022.

The following table summarizes the Company's income tax expense:

	Three months ended March 31,
(in thousands, except percentages)	2023	2022
(Loss) before income taxes	$(14,506)	$(8,705)
Income tax expense	$78	$1,143
Effective Tax Rate	(0.5)%	(13.1)%
The Company's effective tax rate of (0.5)% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2023. Subsequent to March 31, 2023, the Company received notification from the Internal Revenue Service that QLH's tax return for FY 2020 has been selected for audit. The Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three months ended March 31, 2023, holders of Class B-1 units exchanged 10,000 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three months ended March 31, 2023, the Company did not recognize any additional deferred tax assets as the Company recognized a full valuation allowance on its deferred tax assets.
As of March 31, 2023 and December 31, 2022, the Company had a valuation allowance of $90.3 million and $91.8 million, respectively, against its deferred tax assets based on the recent history of pre-tax losses, which is considered a significant piece of objective negative evidence that is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. It is possible in the foreseeable future that there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.
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
As of March 31, 2023 and December 31, 2022, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets and the Company does not believe it will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. As a result, the Company remeasured the liabilities due under the TRA to zero in the consolidated balance sheets. If the Company had determined that making a payment under the TRA and generating sufficient future taxable income was probable, it would have also recorded a liability pursuant to the TRA of approximately $87 million in the consolidated balance sheet.
As of March 31, 2023 and December 31, 2022, the Company recorded zero and $2.8 million, respectively, as current portion of payments due under the TRA within accrued expenses in the consolidated balance sheets. Payments of $2.8 million and $0.2 million were made pursuant to the TRA during the three months ended March 31, 2023 and March 31, 2022, respectively.
10. Earnings (Loss) Per Share

	Three months ended March 31,
(in thousands except share data and per share amount)	2023	2022
Basic
Net (loss)	$(14,584)	$(9,848)
Less: net (loss) attributable to non-controlling interest	(4,318)	(2,772)
Net (loss) available for basic common shares	$(10,266)	$(7,076)
Weighted-average shares of Class A common stock outstanding - basic and diluted	43,870,005	40,847,941
(Loss) per share of Class A common stock - basic and diluted	$(0.23)	$(0.17)
Effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	March 31, 2023	March 31, 2022
QLH Class B-1 Units	18,921,446	19,597,671
Restricted Class A Shares	109,328	416,725
Restricted stock units	6,354,505	6,659,182
Potential dilutive shares	25,385,279	26,673,578
The outstanding PRSUs were not included in the potentially dilutive securities as of March 31, 2023 as the performance conditions have not been met.
11. Non-Controlling Interest
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
During the three months ended March 31, 2023, the holders of the non-controlling interests exchanged 10,000 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of March 31, 2023, the holders of the non-controlling interests owned 29.9% of the total equity interests in QLH, with the remaining 70.1% owned by MediaAlpha, Inc. As of December 31, 2022, the holders of the non-controlling interests owned 30.2% of the total equity interests in QLH, with the remaining 69.8% owned by MediaAlpha, Inc.

12. Subsequent Events
On May 1, 2023, MediaAlpha committed to a plan to reduce its workforce (the “Plan”) by 25 employees, or 16%, to reduce its cost structure in response to a significant pull back in marketing investment by one of the Company's major insurance carrier partners. The Company expects such actions to be substantially completed in May 2023. The Company expects to incur charges associated with the Plan during the quarter ending June 30, 2023 of approximately $1.6 million, consisting primarily of one-time termination benefits provided to the terminated employees. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with the reduction.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $663 million in Transaction Value across our platform from these verticals over the twelve-month period ended March 31, 2023.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended March 31, 2023, the websites of our diversified group of supply partners and our proprietary websites drove an average of 7.6 million Consumer Referrals on our platform each month.
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
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in our 2022 Annual Report on Form 10-K.
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

Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform declined to $193.2 million for the three months ended March 31, 2023 from $239.0 million for the three months ended March 31, 2022, due primarily to a decrease in customer acquisition spending by P&C insurance carriers in response to significant reductions in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the three months ended March 31, 2023, 97% of total Transaction Value executed on our platform came from demand partner relationships in existence during 2022.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We obtain these Consumer Referrals from our diverse network of supply partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the three months ended March 31, 2023, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform increased to 24.9 million for the three months ended March 31, 2023 from 24.6 million for the three months ended March 31, 2022. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We are investing in diversifying our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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

Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and a number of other states, including Colorado, Connecticut, Iowa, Utah, Virginia, and Washington, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to Federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2022 Annual Report on Form 10-K.
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
Risk and uncertainties
Since its onset, our operating results have not been materially impacted by the COVID-19 pandemic. Although the COVID-19 pandemic has changed the physical working environment of the substantial majority of our workforce to working primarily from home, it has otherwise caused only minor disruptions to our business operations.
However, supply chain disruptions and cost increases caused by the COVID-19 pandemic, global inflationary pressures, and geopolitical conditions have contributed to higher-than-expected P&C insurance claims costs, which has led many carriers to continue to reduce their customer acquisition spending until they can obtain regulatory approval to increase their premium rates. These reductions have significantly impacted, and continue to impact, revenue from our P&C insurance vertical, the duration and extent of which are difficult to estimate beyond the second quarter of 2023.
In addition, the COVID-19 pandemic has caused reductions in consumer spending on airfare, hotels, rentals and other travel products, which resulted in a dramatic decline in revenue from our Travel vertical, which we expect to continue for the foreseeable future. For the three months ended March 31, 2023 and 2022, revenue from the Travel vertical comprised approximately 2.8% and 2.7%, respectively, of our total revenue, compared with pre-COVID 19 revenue from the Travel vertical of approximately 11.1% of our total revenue for the three months ended March 31, 2019. While we have sought to maintain our commercial relationships in the Travel vertical and remain positioned to capitalize on transactions in the Travel vertical when travel activity resumes, we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future.
Recent developments
While one of our major insurance carrier partners had resumed their customer acquisition spending with us in the first quarter of 2023, in late March 2023, they significantly reduced their customer acquisition spend with us due to experiencing higher than expected loss ratios resulting from several underlying factors, including ongoing loss cost inflation and unfavorable prior year reserve developments. These reductions have reduced our expected near-term revenue and Adjusted EBITDA. Accordingly, we have taken steps to reduce our overhead expenses, including implementing workforce reductions. On May 1, 2023, we committed to a plan to reduce our workforce (the “Plan”) by 25 employees, or 16%, to align our operating costs with our near-term business outlook while continuing to support our long-term business strategy. We expect such actions to be substantially completed in May 2023.
We expect to incur charges associated with the Plan during the quarter ending June 30, 2023 of approximately $1.6 million, consisting primarily of one-time termination benefits provided to the terminated employees, of which approximately $1.3 million are cash expenditures. The estimated costs that we expect to incur in connection with the Plan are subject to assumptions, and actual results may differ significantly from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction.

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
Other expenses (income), net
Other expenses (income), net consists primarily of expenses and income not incurred by us in our ordinary course of business and that are not included in any of the captions above. Other expenses (income), net for the three months ended March 31, 2023 consisted primarily of an impairment charge related to our cost method investment.
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our 2021 Credit Facilities and the amortization of deferred financing costs associated with these arrangements.
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc, pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of March 31, 2023, our ownership interest in QLH was 70.1%.
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

Operating results for the three months ended March 31, 2023 and 2022
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023		2022
Revenue	$111,630	100.0%	$142,599	100.0%
Costs and operating expenses
Cost of revenue	93,262	83.5%	120,881	84.8%
Sales and marketing	6,994	6.3%	7,223	5.1%
Product development	5,168	4.6%	5,216	3.7%
General and administrative	15,755	14.1%	17,148	12.0%
Total costs and operating expenses	121,179	108.6%	150,468	105.5%
(Loss) from operations	(9,549)	(8.6)%	(7,869)	(5.5)%
Other expenses (income), net	1,381	1.2%	(523)	(0.4)%
Interest expense	3,576	3.2%	1,359	1.0%
Total other expense, net	4,957	4.4%	836	0.6%
(Loss) before income taxes	(14,506)	(13.0)%	(8,705)	(6.1)%
Income tax expense	78	0.1%	1,143	0.8%
Net (loss)	$(14,584)	(13.1)%	$(9,848)	(6.9)%
Net (loss) attributable to non-controlling interest	(4,318)	(3.9)%	(2,772)	(1.9)%
Net (loss) attributable to MediaAlpha, Inc.	$(10,266)	(9.2)%	$(7,076)	(5.0)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.23)		$(0.17)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	43,870,005		40,847,941
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Property & Casualty insurance	$55,107	$(32,347)	(37.0)%	$87,454
Percentage of total revenue	49.4%			61.3%
Health insurance	45,603	3,494	8.3%	$42,109
Percentage of total revenue	40.9%			29.5%
Life insurance	7,091	24	0.3%	$7,067
Percentage of total revenue	6.4%			5.0%
Other	3,829	(2,140)	(35.9)%	$5,969
Percentage of total revenue	3.4%			4.2%
Revenue	$111,630	(30,969)	(21.7)%	$142,599

The decrease in P&C insurance revenue for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures. Additionally, in the first quarter of 2023 there was a greater mix of transactions through our Private Marketplace, which impacts revenue due to the lower platform fees for our Private Marketplace, which are recognized on a net revenue basis. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. In late March 2023, one of the Company's major insurance carriers significantly reduced their customer acquisition spend with the Company due to ongoing loss cost inflation and unfavorable prior year reserve developments. We expect this reduction in customer acquisition spend from this carrier to last beyond the second quarter of 2023 but are currently unable to predict accurately the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the second quarter of 2023.
The increase in health insurance revenue for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was driven by increases in customer acquisition spending in our marketplaces by our under 65 and Medicare insurance partners due to increased demand as well as additional revenue of $1.5 million during the three months ended March 31, 2023 as a result of the acquisition of Customer Helper Team, LLC (CHT) in April 2022.
Revenue from the life insurance vertical for the three months ended March 31, 2023, was essentially flat compared with the three months ended March 31, 2022.
The decrease in other revenue for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was driven primarily by lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates, as well as lower revenue from our travel vertical. In addition, revenue from our education vertical decreased to zero during the three months ended March 31, 2023 from $0.6 million during the three months ended March 31, 2022 as we fully exited this vertical during the third quarter of 2022.
Cost of revenue
The following table presents our cost of revenue for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Cost of revenue	$93,262	$(27,619)	(22.8)%	$120,881
Percentage of revenue	83.5%			84.8%

The decrease in cost of revenue for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was driven primarily by lower revenue share payments to suppliers due to the overall decrease in revenue, offset in part by an increase in equity-based compensation expense and an increase in personnel-related costs due to the employees added as a result of the CHT acquisition.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Sales and marketing	$6,994	$(229)	(3.2)%	$7,223
Percentage of revenue	6.3%			5.1%
The decrease in sales and marketing expenses for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was due to factors including a decrease in equity-based compensation expense of $0.3 million and an decrease in personnel-related costs of $0.5 million on account of terminations, offset in part by an increase in amortization expense of $0.9 million related to intangible assets arising from our acquisition of CHT.

Product development
The following table presents our product development expenses for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Product development	$5,168	$(48)	(0.9)%	$5,216
Percentage of revenue	4.6%			3.7%
The decrease in product development expenses for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was immaterial.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
General and administrative	$15,755	$(1,393)	(8.1)%	$17,148
Percentage of revenue	14.1%			12.0%
The decrease in general and administrative expenses for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was due primarily to lower professional and accounting related fees of $1.8 million driven by higher costs incurred in the three months ended March 31, 2022 related primarily to SOX implementation costs, and accounting fees, and lower directors and officers insurance premiums of $0.7 million. These reductions in expenses were offset in part by a higher equity-based compensation expense of $0.4 million and legal fees of $0.5 million related to charges incurred in connection with a civil investigative demand from the Federal Trade Commission.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Cost of revenue	$966	$568	142.7%	$398
Sales and marketing	2,381	(324)	(12.0)%	2,705
Product development	2,172	(77)	(3.4)%	2,249
General and administrative	8,822	401	4.8%	8,421
Total	$14,341	$568	4.1%	$13,773
The increase in equity-based compensation expense for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was driven primarily by expenses related to additional restricted stock units granted to employees as part of the annual incentive process and to restricted stock units granted to the employees added in connection with our acquisition of CHT, offset in part by forfeitures due to employee terminations.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Sales and Marketing	$1,539	$856	125.3%	$683
General and administrative	190	190	100.0%	—
Total	$1,729	$1,046	153.1%	$683
The increase in amortization expense for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was driven by the amortization of intangible assets arising from our acquisition of CHT.
Other expenses (income), net
The following table presents our other expenses for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Other expenses (income), net	$1,381	$1,904	(364.1)%	$(523)
Percentage of revenue	1.2%			(0.4)%
The increase in other expenses for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was driven primarily by an impairment charge of $1.4 million during the three months ended March 31, 2023 related to a cost method investment and estimated future state tax benefits adjustments related to the tax receivables agreement ("TRA") in the three months ended March 31, 2022, which are no longer applicable as of March 31, 2023, after we concluded that payments under the agreement are no longer probable.
Interest expense
The following table presents our interest expense for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Interest expense	$3,576	$2,217	163.1%	$1,359
Percentage of revenue	3.2%			1.0%

The increase in interest expense for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was driven by an increase in the interest rate payable on amounts borrowed under the 2021 Credit Facility and the interest on amounts drawn on our 2021 Revolving Credit Facility to fund a portion of the consideration for our acquisition of CHT, offset in part by by the impact of a lower outstanding balance on the 2021 Term Loan Facility.
Income tax expense
The following table presents our income tax expense for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2023	$	%	Three Months Ended March 31, 2022
Income tax expense	$78	$(1,065)	(93.2)%	$1,143
Percentage of revenue	0.1%			0.8%

For the three months ended March 31, 2023, we recorded an income tax expense of $0.1 million resulting from our effective tax rate of (0.5)%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the three months ended March 31, 2022, we recorded an income tax expense of $1.1 million resulting from our effective tax rate of (13.1)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items.
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

The following table reconciles Adjusted EBITDA with net (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
(in thousands)	2023	2022
Net (loss)	$(14,584)	$(9,848)
Equity-based compensation expense	14,341	13,773
Interest expense	3,576	1,359
Income tax expense	78	1,143
Depreciation expense on property and equipment	96	98
Amortization of intangible assets	1,729	683
Transaction expenses(1)	294	380
SOX implementation costs(2)	—	110
Impairment of cost method investment	1,406	—
Changes in TRA related liability(3)	6	(630)
Changes in Tax Indemnification Receivable(4)	(14)	—
Settlement of federal and state income tax refunds(5)	3	74
Legal expenses(6)	333	—
Adjusted EBITDA	$7,264	$7,142
(1)Transaction expenses consist of $0.3 million of legal, and accounting fees incurred by us for the three months ended March 31, 2023, in connection with a resale registration statement filed with the SEC. For the three months ended March 31, 2022, transaction expenses consist of $0.4 million of expenses incurred by us in connection with our acquisition of CHT.
(2)SOX implementation costs consist of $0.1 million of expenses for the three months ended March 31, 2022 for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b) for fiscal 2021.
(3)Changes in TRA related liability consist of immaterial expenses for the three months ended March 31, 2023, and $0.6 million of income for the three months ended March 31, 2022, due to a change in the estimated future state tax benefits and other changes in the estimate resulting in reductions of the TRA liability.
(4)Changes in Tax Indemnification Receivable consists of immaterial income for the three months ended March 31, 2023 related to a reduction in the tax indemnification receivable recorded in connection with the Reorganization Transactions. The reduction also resulted in a benefit of the same amount which has been recorded within income tax expense.
(5)Settlement of federal and state tax refunds consist of immaterial expenses and $0.1 million of expense incurred by us for the three months ended March 31, 2023 and 2022, respectively, related to a payment to White Mountains for state tax refunds for the period prior to the Reorganization Transactions related to 2020 tax returns. The settlement also resulted in a benefit of the same amount which has been recorded within income tax expense.
(6)Legal expenses of $0.3 million for the three months ended March 31, 2023, includes legal fees incurred in connection with a civil investigative demand received from the Federal Trade Commission (FTC) in February 2023.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Revenue	$111,630	$142,599
Less cost of revenue	(93,262)	(120,881)
Gross profit	18,368	21,718
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	966	398
Salaries, wages, and related	1,047	656
Internet and hosting	150	104
Other expenses	172	127
Depreciation	11	6
Other services	715	530
Merchant-related fees	(4)	15
Contribution	21,425	23,554
Gross margin	16.5%	15.2%
Contribution Margin	19.2%	16.5%
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

The following table presents Transaction Value by platform model for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Open Marketplace transactions	$107,659	$138,096
Percentage of total Transaction Value	55.7%	57.8%
Private Marketplace transactions	85,506	100,916
Percentage of total Transaction Value	44.3%	42.2%
Total Transaction Value	$193,165	$239,012
The following table presents Transaction Value by vertical for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Property & Casualty insurance	$117,924	$148,083
Percentage of total Transaction Value	61.0%	62.0%
Health insurance	59,412	60,255
Percentage of total Transaction Value	30.8%	25.2%
Life insurance	10,117	12,392
Percentage of total Transaction Value	5.2%	5.2%
Other	5,712	18,282
Percentage of total Transaction Value	3.0%	7.6%
Total Transaction Value	$193,165	$239,012
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Clicks	78.7%	77.7%
Calls	12.9%	11.7%
Leads	8.4%	10.6%

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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flow generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of March 31, 2023 and December 31, 2022, our cash and cash equivalents totaled $19.5 million and $14.5 million, respectively. As of March 31, 2023, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $178.1 million and our borrowing capacity under the 2021 Revolving Credit Facility was $45.0 million.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2021 Credit Facilities, will be sufficient to meet our projected operating and debt service requirements, and we expect that we will continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities or we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital. We have historically not used funds available under our credit facilities to fund our operations and payments under the credit facilities.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. While one of our major insurance carrier partners had resumed their customer acquisition spending with us in the first quarter of 2023, in late March 2023 they significantly reduced their customer acquisition spend with us due to experiencing higher than expected loss ratios on account of several underlying factors, including ongoing loss cost inflation and unfavorable prior year reserve developments. These reductions have reduced our expected near-term revenue and Adjusted EBITDA and our forecasted cushion with respect to compliance with the financial covenants under the 2021 Credit Facilities, and we are currently unable to reasonably estimate their impact beyond the second quarter of 2023. In the event that our financial results are below our expectations due to cyclical conditions in our primary vertical markets or other factors, we may need to take additional actions to remain in compliance with the financial covenants under the 2021 Credit Facilities.
On April 1, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") for cash consideration of $49.7 million at closing, plus contingent consideration of up to $20.0 million based on CHT’s achievement of revenue and profitability targets for the two successive twelve-month periods following the closing. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing. CHT was unable to meet its target for the first twelve-month period and accordingly we did not pay any consideration related to that period. Further, based on the current forecast for the CHT related business, we do not expect the contingent consideration for the second twelve-month period to be earned or payable. As of March 31, 2023, we have repaid $20.0 million of the amounts drawn under the 2021 Revolving Credit Facility to fund the purchase price for this acquisition.
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
Cash Flows
The following table presents a summary of our cash flows for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(dollars in thousands)	Three months ended March 31, 2023	$	%	Three months ended March 31, 2022
Net cash provided by operating activities	$12,556	$4,251	51.2%	$8,305
Net cash (used in) investing activities	$(30)	$10	(25.0)%	$(40)
Net cash (used in) financing activities	$(7,539)	$(3,998)	112.9%	$(3,541)
Operating activities
Cash flows provided by operating activities were $12.6 million for the three months ended March 31, 2023, compared with $8.3 million for the three months ended March 31, 2022. The increase resulted from lower working capital usage due primarily to the timing of our payables and receivables.
Investing activities
Cash flows used in investing activities were immaterial for the three months ended March 31, 2023 and 2022.
Financing activities
Cash flows used in financing activities were $7.5 million for the three months ended March 31, 2023, compared with $3.5 million for the three months ended March 31, 2022. The increase was due primarily to higher payments made pursuant to the TRA and distributions to non-controlling interests.
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

As of March 31, 2023, we had $175.9 million of outstanding borrowings, net of deferred debt issuance costs of $2.2 million, and $5.0 million under the 2021 Term Loan Facility and 2021 Revolving Credit Facility, respectively.
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
In addition to tax expenses, we may also make payments under the TRA, which could to be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2022, in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income, we determined that we no longer consider the payments under the agreement to be probable, and so remeasured our liabilities pursuant to the TRA, net of current portion, to be zero. As of March 31, 2023 and December 31, 2022, the Company recorded zero and $2.8 million, respectively, as current portion of payments due under the TRA within accrued expenses on the consolidated balance sheets.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2022 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $0.5 million impact on interest expense for the three months ended March 31, 2023.
Concentrations of credit risk and of significant demand and supply partners
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts and believe we are not exposed to unusual risk beyond the normal credit risk in this area based on the financial strength of the institutions with which we maintain our deposits.
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
Customer and supplier concentrations consisted of the below:

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	1	$17	15%	1	$19	13%
Purchases	1	$10	10%	1	$14	11%

	As of March 31, 2023			As of December 31, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	1	$6	15%	—	$—	—%
Accounts payable	1	$5	11%	2	$22	40%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2023:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January, 2023	537	$11.55	N/A	N/A
February, 2023	86,434	$14.37	N/A	N/A
March, 2023	—	$—	N/A	N/A
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

MEDIAALPHA, INC.

Date:	May 5, 2023	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer