Form 10-Q
period 2023-09-30
MediaAlpha, Inc.
filed 2023-11-02
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 31, 2023, there were 46,970,606 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 18,118,493 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•Risks related to laws and regulation subject to us both in the U.S. and internationally, many of which are evolving;
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$15,196	$14,542
Accounts receivable, net of allowance for credit losses of $314 and $575, respectively	33,051	59,998
Prepaid expenses and other current assets	2,773	5,880
Total current assets	51,020	80,420
Intangible assets, net	27,744	32,932
Goodwill	47,739	47,739
Other assets	6,529	8,990
Total assets	$133,032	$170,081
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$38,749	$53,992
Accrued expenses	12,708	14,130
Current portion of long-term debt	8,797	8,770
Total current liabilities	60,254	76,892
Long-term debt, net of current portion	167,697	174,300
Other long-term liabilities	4,760	4,973
Total liabilities	$232,711	$256,165
Commitments and contingencies (Note 7)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 46.6 million and 43.7 million shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	466	437
Class B common stock, $0.01 par value - 100 million shares authorized; 18.1 million and 18.9 million shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	181	189
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	503,303	465,523
Accumulated deficit	(520,196)	(482,142)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(16,246)	$(15,993)
Non-controlling interests	(83,433)	(70,091)
Total stockholders' (deficit)	$(99,679)	$(86,084)
Total liabilities and stockholders' deficit	$133,032	$170,081
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$74,573	$89,017	$270,975	$335,065
Costs and operating expenses
Cost of revenue	62,277	76,343	226,545	285,149
Sales and marketing	6,101	6,853	19,802	22,034
Product development	4,296	5,291	14,525	16,168
General and administrative	16,648	11,105	50,473	40,569
Total costs and operating expenses	89,322	99,592	311,345	363,920
(Loss) from operations	(14,749)	(10,575)	(40,370)	(28,855)
Other (income) expense, net	(100)	8,602	1,165	8,123
Interest expense	3,947	2,593	11,397	5,908
Total other expense, net	3,847	11,195	12,562	14,031
(Loss) before income taxes	(18,596)	(21,770)	(52,932)	(42,886)
Income tax expense (benefit)	102	(544)	330	1,210
Net (loss)	$(18,698)	$(21,226)	$(53,262)	$(44,096)
Net (loss) attributable to non-controlling interest	(5,196)	(6,740)	(15,208)	(13,395)
Net (loss) attributable to MediaAlpha, Inc.	$(13,502)	$(14,486)	$(38,054)	$(30,701)
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.29)	$(0.34)	$(0.84)	$(0.74)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	46,229,672	42,210,186	45,095,417	41,592,783
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	10,000	—	(10,000)	—	(39)	—	39	—
Vesting of restricted stock units	608,022	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	14,259	—	45	14,304
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,238)	—	—	(1,238)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,104)	(1,104)
Net (loss)	—	—	—	—	—	(10,266)	(4,318)	(14,584)
Balance at March 31, 2023	44,268,656	$443	18,885,493	$189	$478,499	$(492,408)	$(75,429)	$(88,706)
Exchange of non-controlling interest for Class A common stock	766,000	8	(766,000)	(8)	(3,130)	—	3,130	—
Vesting of restricted stock units	822,147	8	—	—	(8)	—	—	—
Equity-based compensation	—	—	—	—	15,171	—	14	15,185
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(701)	—	—	(701)
Distributions to non-controlling interests	—	—	—	—	—	—	(192)	(192)
Net (loss)	—	—	—	—	—	(14,286)	(5,694)	(19,980)
Balance at June 30, 2023	45,856,803	$459	18,119,493	$181	$489,831	$(506,694)	$(78,171)	$(94,394)
Vesting of restricted stock units	741,283	7	—	—	(7)	—	—	—
Equity-based compensation	—	—	—	—	14,440	—	14	14,454
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(961)	—	—	(961)
Contributions from QLH’s members	—	—	—	—	—	—	196	196
Distributions to non-controlling interests	—	—	—	—	—	—	(276)	(276)
Net (loss)	—	—	—	—	—	(13,502)	(5,196)	(18,698)
Balance at September 30, 2023	46,598,086	$466	18,119,493	$181	$503,303	$(520,196)	$(83,433)	$(99,679)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	19	—	—	19
Exchange of non-controlling interest for Class A common stock	60,197	—	(60,197)	—	(180)	—	180	—
Vesting of restricted stock units	593,810	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	13,688	—	85	13,773
Forfeiture of equity awards	(23,294)	—	—	—	—	—	—	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(820)	—	—	(820)
Distributions to non-controlling interests	—	—	—	—	—	—	(130)	(130)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	880	—	—	880
Tax impact of changes in investment in partnership	—	—	—	—	43	—	—	43
Net (loss)	—	—	—	—	—	(7,076)	(2,772)	(9,848)
Balance at March 31, 2022	41,600,665	$416	19,561,718	$196	$433,157	$(431,552)	$(59,866)	$(57,649)
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	4	—	—	4
Exchange of non-controlling interest for Class A common stock	297,747	3	(297,747)	(3)	(946)	—	946	—
Vesting of restricted stock units	674,674	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	15,733	—	47	15,780
Forfeiture of equity awards	(14,160)	—	(93,478)	(1)	(305)	—	306	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(966)	—	—	(966)
Distributions to non-controlling interests	—	—	—	—	—	—	(460)	(460)
Repurchases of Class A common stock	(321,150)	(3)	—	—	(3,454)	—	—	(3,457)
Tax impact of changes in investment in partnership	—	—	—	—	297	—	—	297
Net (loss)	—	—	—	—	—	(9,139)	(3,883)	(13,022)
Balance at June 30, 2022	42,237,776	$422	19,170,493	$192	$443,514	$(440,691)	$(62,910)	$(59,473)
Vesting of restricted stock units	634,809	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	14,610	—	53	14,663
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(815)	—	—	(815)
Repurchases of Class A common stock	(134,147)	(1)	—	—	(1,550)	—	—	(1,551)
Net (loss)	—	—	—	—	—	(14,486)	(6,740)	(21,226)
Balance at September 30, 2022	42,738,438	$427	19,170,493	$192	$455,753	$(455,177)	$(69,597)	$(68,402)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss)	$(53,262)	$(44,096)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-cash equity-based compensation expense	43,943	44,216
Non-cash lease expense	508	539
Depreciation expense on property and equipment	275	295
Amortization of intangible assets	5,188	4,064
Amortization of deferred debt issuance costs	597	626
Change in fair value of contingent consideration	—	(6,591)
Impairment of cost method investment	1,406	8,594
Credit losses	(220)	(109)
Deferred taxes	—	1,054
Tax receivable agreement liability adjustments	6	(576)
Changes in operating assets and liabilities:
Accounts receivable	27,167	42,840
Prepaid expenses and other current assets	3,059	5,451
Other assets	375	322
Accounts payable	(15,243)	(19,452)
Accrued expenses	1,138	(2,223)
Net cash provided by operating activities	$14,937	$34,954
Cash flows from investing activities
Purchases of property and equipment	(60)	(93)
Cash consideration paid in connection with CHT acquisition	—	(49,677)
Net cash (used in) investing activities	$(60)	$(49,770)
Cash flows from financing activities
Proceeds received from:
Revolving credit facility	—	25,000
Payments made for:
Repayments on revolving line of credit	—	(15,000)
Repayments on long-term debt	(7,125)	(7,125)
Repurchases of Class A common stock	—	(5,008)
Contributions from QLH’s members	196	—
Distributions	(1,572)	(590)
Payments pursuant to tax receivable agreement	(2,822)	(216)
Shares withheld for taxes on vesting of restricted stock units	(2,900)	(2,601)
Net cash (used in) financing activities	$(14,223)	$(5,540)
Net increase (decrease) in cash and cash equivalents	654	(20,356)
Cash and cash equivalents, beginning of period	14,542	50,564
Cash and cash equivalents, end of period	$15,196	$30,208
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,081	$4,628
Income taxes paid, net of refunds	$(233)	$(2,144)
Non-cash Investing and Financing Activities:
Adjustments to liabilities under the tax receivable agreement	$—	$(1,619)
Establishment of deferred tax assets in connection with the Reorganization Transactions	$—	$(1,642)
Fair value of contingent consideration in connection with CHT acquisition	$—	$7,007
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2022 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2023.
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
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.3 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	—	$—	—%	1	$10	11%
Purchases	1	$9	14%	1	$9	11%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	—	$—	—%	1	$42	13%
Purchases	1	$26	12%	1	$33	11%

	As of September 30, 2023			As of December 31, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	1	$5	15%	—	$—	—%
Accounts payable	1	$6	16%	2	$22	40%
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. During the three and nine months ended September 30, 2023, payments of $0 and $2.8 million, respectively and $0 and $0.2 million during the three and nine months ended September 30, 2022, respectively, were made pursuant to the TRA.
Liquidity
As of September 30, 2023, the aggregate principal amount outstanding under the 2021 Credit Facilities was $178.4 million, with $45.0 million remaining available for borrowing under the 2021 Revolving Credit Facility. As of September 30, 2023, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. The Company believes that the property & casualty (P&C) insurance industry is currently in a cyclical downturn due to higher-than-expected carrier underwriting losses, which has led these carriers to reduce their customer acquisition spending in the Company’s Marketplaces. During the year, one of the Company's major insurance carrier partners significantly reduced its customer acquisition spend with the Company due to experiencing higher than expected loss ratios as a result of several factors, including ongoing loss cost inflation and unfavorable prior year reserve developments, reducing the Company's expected near-term revenue and Adjusted EBITDA and its forecasted cushion with respect to compliance with the financial covenants under the 2021 Credit Facilities. In spite of these reductions in carrier spending, the Company’s Adjusted EBITDA has increased year over year, due primarily to the Company’s continuing cost reduction efforts, including implementing workforce reductions during the second quarter of 2023. The Company believes it has sufficient cash on hand and availability to access additional cash under its 2021 Revolving Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with its debt covenants for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q.
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
The Company expects customer acquisition spend by P&C carriers to remain depressed during the fourth quarter of 2023 and while the Company expects this spending to increase beginning in the first quarter of 2024, it is possible that such increase may be delayed or not occur. In the event that the Company’s financial results are below its expectations due to cyclical conditions in its primary vertical markets or other factors, the Company may not be able to remain in compliance with its financial covenants under the 2021 Credit Facilities, in which event the Company may need to take additional actions to reduce operating costs, which may include adjusting discretionary employee bonuses and other discretionary spending, negotiate amendments to or obtain waivers of such financial covenants, refinance the 2021 Credit Facilities, or raise additional capital. There can be no assurance that the Company would be able to raise additional capital or obtain any such amendments, refinancing or waivers on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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
In March 2020 and January 2021, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR, which had been delayed to June 30, 2023. On June 8, 2023, the Company amended its existing credit agreement to change the interest rate benchmark under the 2021 Credit Facilities from LIBOR to the Secured Overnight Financing Rate ("SOFR"), as further discussed in Note 6 - Long term debt. Effective June 8, 2023, the Company adopted ASC Topic 848 and qualified for the available optional expedients, which allows the Company to account for the contract modifications as continuations of the existing contract without further reassessment or remeasurement that would otherwise be required under the applicable U.S. GAAP. On October 1, 2023, the Company also amended its TRA to, among other things, change the interest rate benchmark from LIBOR to SOFR. The adoption did not have a material impact on the Company's consolidated financial statements.
Recently issued not yet adopted accounting pronouncements
There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Consolidated Financial Statements.
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue
Open marketplace transactions	$73,053	$86,279	$263,568	$324,008
Private marketplace transactions	1,520	2,738	7,407	11,057
Total	$74,573	$89,017	$270,975	$335,065

The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue
Property & casualty insurance	$31,933	$43,844	$126,532	$188,869
Health insurance	33,961	33,393	115,192	108,665
Life insurance	5,341	6,977	18,321	21,049
Other	3,338	4,803	10,930	16,482
Total	$74,573	$89,017	$270,975	$335,065
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
The Agreement also provides for the Company to pay contingent consideration, which could range from zero to $20.0 million, based upon CHT's achievement of certain revenue and gross margin targets for the two successive twelve-month periods following the closing, as set forth in the Agreement. The contingent consideration has been classified as a liability and the estimated fair value was determined using a Monte Carlo model based on the revenue and gross margin projected to be generated by CHT during the applicable periods. CHT was unable to meet its target for the first twelve-month period, and so the Company did not pay any consideration related to that period. In addition, based on further decline in CHT's projected revenue and gross margin, the Company does not expect CHT to meet the target for the second twelve-month period. The contingent consideration is subject to remeasurement at each reporting date until paid, with any adjustment resulting from the remeasurement reported within general & administrative expenses in the consolidated statements of operations. The fair value measurements of the contingent consideration are based primarily on significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy as defined in ASC 820.
Transaction-related costs incurred by the Company were $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and were expensed as incurred and included in general and administrative expenses in the consolidated statement of operations.
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
The following pro forma financial information summarizes the combined results of operations for the Company and CHT, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2022
Total revenues	$89,017	$341,335
Pretax (loss)	$(21,664)	$(41,270)
The pro forma financial information presented above has been calculated after adjusting the results of CHT to reflect certain business combination and one-time accounting effects such as fair value adjustment of amortization expense from acquired intangible assets, interest expense on the amounts drawn under the 2021 Revolving Credit facility, and acquisition costs as though the acquisition occurred as of the beginning of the Company’s fiscal 2021. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable and factually supportable. The pro forma financial information does not include the impact of remeasurement adjustments to the contingent considerations and restricted stock units granted to employees of CHT on the date of acquisition for post combination services, which are included within the periods they were incurred. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021.
4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		September 30, 2023			December 31, 2022
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(22,415)	$21,085	$43,500	$(17,820)	$25,680
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	8,884	(2,225)	6,659	8,884	(1,632)	7,252
Intangible assets		$52,687	$(24,943)	$27,744	$52,687	$(19,755)	$32,932
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets amounted to $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $5.2 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company has no accumulated impairment of goodwill.

The following table presents the changes in goodwill and intangible assets:

	As of
	September 30, 2023		December 31, 2022
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$32,932	$18,402	$12,567
Additions to goodwill and intangible assets	—	—	29,337	26,120
Amortization	—	(5,188)	—	(5,755)
Ending balance	$47,739	$27,744	$47,739	$32,932
As of September 30, 2023, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2023–Remaining Period	$1,729
2024	6,428
2025	5,759
2026	5,143
2027	4,106
Thereafter	4,579
$27,744
5. Accrued expenses
Accrued expenses include the following:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Accrued payroll and related expenses	$3,116	$3,621
Accrued operating expenses	3,418	2,036
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
Long-term debt consisted of the following:

	As of
(in thousands)	September 30, 2023	December 31, 2022
2021 Term Loan Facility	$173,375	$180,500
2021 Revolving Credit Facility	5,000	5,000
Debt issuance costs	(1,881)	(2,430)
Total debt	$176,494	$183,070
Less: current portion, net of debt issuance costs of $703 and $730, respectively	(8,797)	(8,770)
Total long-term debt	$167,697	$174,300
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning on the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. Accordingly, the amount of mandatory quarterly principal payable amount under the 2021 Term Loan within the next twelve months has been classified within the current portion of long-term debt and the remaining balance as long-term debt, net of current portion on the consolidated balance sheets. The Company incurred interest expense on the 2021 Term Loan Facility of $3.8 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, and $10.9 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facility of $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The 2021 Revolving Credit Facility does not amortize and will mature on July 29, 2026 and has been classified as non-current within long-term debt, net of current portion on the consolidated balance sheet. As of September 30, 2023, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which holds a commitment fee based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Accrued interest was $3.7 million as of September 30, 2023 and $3.0 million as of December 31, 2022, and is included within accrued expenses on the consolidated balance sheets.
The expected future principal payments for all borrowings as of September 30, 2023 were as follows:

(in thousands)	Contractual maturity

2023–Remaining Period	$2,375
2024	9,500
2025	9,500
2026	157,000
Debt and issuance costs	178,375
Unamortized debt issuance costs	(1,881)
Total debt	$176,494

7. Commitments and contingencies
Litigation and other matters
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a materially adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. As of September 30, 2023 and December 31, 2022, the Company did not have any material contingency reserves established for any litigation liabilities.
On February 21, 2023, the Company received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. The Company is cooperating fully with the FTC. During the three and nine months ended September 30, 2023, the Company incurred legal fees of $1.6 million and $3.0 million, respectively, in connection with the demand, which are included within general and administrative expenses on the consolidated statement of operations. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition.
8. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
QLH restricted Class B-1 units	14	53	73	185
Restricted Class A shares	130	213	464	774
Restricted stock units	14,310	14,397	43,406	43,257
Performance-based restricted stock units	—	(63)	—	—
Total equity-based compensation	$14,454	$14,600	$43,943	$44,216
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$1,012	$999	$2,959	$2,637
Sales and marketing	2,151	2,477	6,895	7,951
Product development	1,905	2,426	6,176	7,321
General and administrative	9,386	8,698	27,913	26,307
Total equity-based compensation	$14,454	$14,600	$43,943	$44,216
As of September 30, 2023, total unrecognized compensation cost related to unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs was $30 thousand, $0.4 million, $59.2 million, and $0, respectively, which are expected to be recognized over weighted-average periods of 0.48 years, 0.72 years, 2.36 years, and 0.45 years, respectively.
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
10. Fair Value Measurements
The following are the Company’s financial instruments measured at fair value on a recurring basis:
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy. The following table summarizes the changes in the contingent consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning fair value	$—	$4,162	$—	$—
Additions in the period	—	—	—	7,007
Change in fair value
(Gain) included in General and administrative expenses	—	(3,746)	—	(6,591)
Ending fair value	$—	$416	$—	$416
Change in unrealized (gain) related to instrument still held at end of period	$—	$(3,746)	$—	$(6,591)
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of CHT. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company uses the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. CHT was unable to meet its target for the first twelve-month period, and so the Company did not pay any consideration related to that period. In addition, based on further decline in CHT's projected revenue and gross margin, the Company does not expect CHT to meet the target for the second twelve-month period. Accordingly, the Company has determined the fair value of the consideration as of September 30, 2023 to be zero. As of September 30, 2023, the range of the undiscounted amounts the Company could pay under the agreement could be from zero to $15.0 million.
The following are the Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of September 30, 2023, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 7.20% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statement of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. The Company determined that the fair value of the investment as of September 30, 2023 continued to be zero, and recognized an impairment loss of $0 and $1.4 million within other expenses (income), net in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The accumulated impairment of this cost method investment as of September 30, 2023 and December 31, 2022, was $10.0 million and $8.6 million, respectively. The carrying value of the Company’s cost method investment, which is included in other assets in the consolidated balance sheets, was zero and $1.4 million as of September 30, 2023 and December 31, 2022, respectively.

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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The Company’s effective income tax rate was (0.5)% and (0.6)% for the three and nine months ended September 30, 2023, respectively. The Company’s effective income tax rate was 2.5% and (2.8)% for the three and nine months ended September 30, 2022, respectively.
The following table summarizes the Company's income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
(Loss) before income taxes	$(18,596)	$(21,770)	$(52,932)	$(42,886)
Income tax expense (benefit)	$102	$(544)	$330	$1,210
Effective Tax Rate	(0.5)%	2.5%	(0.6)%	(2.8)%
The Company's effective tax rate of (0.5)% and (0.6)% for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2023. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and nine months ended September 30, 2023, holders of Class B-1 units exchanged 0 and 776,000 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three and nine months ended September 30, 2023, the Company did not recognize any additional deferred tax assets as the Company recognized a full valuation allowance on its deferred tax assets.
As of September 30, 2023 and December 31, 2022, the Company had a valuation allowance of $87.3 million and $91.8 million, respectively, against its deferred tax assets based on the recent history of pre-tax losses, which is considered a significant piece of objective negative evidence that is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. It is possible in the foreseeable future that there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.

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
As of September 30, 2023 and December 31, 2022, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets and the Company does not believe it will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. As a result, the Company remeasured the liabilities due under the TRA to zero in the consolidated balance sheets. If the Company had determined that making a payment under the TRA and generating sufficient future taxable income was probable, it would have also recorded a liability pursuant to the TRA of approximately $88 million in the consolidated balance sheet.
As of September 30, 2023 and December 31, 2022, the Company recorded zero and $2.8 million, respectively, as current portion of payments due under the TRA within accrued expenses in the consolidated balance sheets. Payments of $0 and $2.8 million were made pursuant to the TRA during the three and nine months ended September 30, 2023, respectively, and $0 and $0.2 million during the three and nine months ended September 30, 2022, respectively.
12. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share data and per share amount)	2023	2022	2023	2022
Basic
Net (loss)	$(18,698)	$(21,226)	$(53,262)	$(44,096)
Less: net (loss) attributable to non-controlling interest	(5,196)	(6,740)	(15,208)	(13,395)
Net (loss) available for basic common shares	$(13,502)	$(14,486)	$(38,054)	$(30,701)
Weighted-average shares of Class A common stock outstanding - basic and diluted	46,229,672	42,210,186	45,095,417	41,592,783
(Loss) per share of Class A common stock - basic and diluted	$(0.29)	$(0.34)	$(0.84)	$(0.74)
Potentially dilutive shares, which are based on the weighted-average shares of underlying unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs using the treasury stock method and the outstanding QLH restricted Class B-1 units using the if-converted method, are included when calculating diluted net loss per share attributable to MediaAlpha, Inc. when their effect is dilutive. The effects of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	September 30, 2023	September 30, 2022
QLH Class B-1 Units	18,155,446	19,206,446
Restricted Class A Shares	52,573	261,558
Restricted stock units	4,342,036	5,688,174
Potential dilutive shares	22,550,055	25,156,178
The outstanding PRSUs were not included in the potentially dilutive securities as of September 30, 2023 as the performance conditions have not been met.

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
During the three and nine months ended September 30, 2023, the holders of the non-controlling interests exchanged 0 and 776,000 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of September 30, 2023, the holders of the non-controlling interests owned 28.0% of the total equity interests in QLH, with the remaining 72.0% owned by MediaAlpha, Inc. As of December 31, 2022, the holders of the non-controlling interests owned 30.2% of the total equity interests in QLH, with the remaining 69.8% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $574 million in Transaction Value across our platform from these verticals over the twelve-month period ended September 30, 2023.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended September 30, 2023, the websites of our diversified group of supply partners and our proprietary websites drove an average of 7.9 million Consumer Referrals on our platform each month.
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

Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform declined to $109.0 million and $428.1 million for the three and nine months ended September 30, 2023, respectively, from $146.7 million and $568.6 million for the three and nine months ended September 30, 2022, respectively, due primarily to a decrease in customer acquisition spending by P&C insurance carriers in response to significant reductions in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the three and nine months ended September 30, 2023, 93% and 95% of total insurance Transaction Value executed on our platform, respectively, came from demand partner relationships in existence during 2022.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We obtain these Consumer Referrals from our diverse network of supply partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the nine months ended September 30, 2023, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 23.2 million and 72.4 million for the three and nine months ended September 30, 2023, respectively, from 21.1 million and 68.1 million for the three and nine months ended September 30, 2022, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"), and the Federal Communications Commission has proposed changes to the consent rules under the Telephone Consumer Protection Act of 1991 (“TCPA”). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how these changes may ultimately be implemented and/or interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and a number of other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, Virginia, and Washington, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to Federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2022 Annual Report on Form 10-K.
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
However, supply chain disruptions and cost increases caused by the COVID-19 pandemic, global inflationary pressures, and geopolitical conditions have contributed to higher-than-expected P&C insurance claims costs, which has led many carriers to continue to reduce their customer acquisition spending until they can obtain regulatory approval to increase their premium rates. These reductions have significantly impacted, and continue to impact, revenue from our P&C insurance vertical, the duration and extent of which are difficult to estimate beyond the fourth quarter of 2023.
In addition, the COVID-19 pandemic had caused reductions in consumer spending on airfare, hotels, rentals and other travel products, which resulted in a dramatic decline in revenue from our Travel vertical and secular shifts within the travel industry which caused us to reduce our investment within the vertical. We expect this trend in the Travel vertical to continue for the foreseeable future. For the three and nine months ended September 30, 2023, revenue from the Travel vertical comprised approximately 3.6% and 3.3%, respectively, of our total revenue, compared with pre-COVID revenue from the Travel vertical of approximately 11.1% and 12.3% of our total revenue for the three and nine months ended September 30, 2019, respectively. While overall travel activity during 2023 has resumed to pre-COVID levels, the cost of acquisition has increased significantly for publishers to drive traffic resulting in continued lower revenue from our Travel vertical. We have sought to maintain our commercial relationships in the Travel vertical, however we do not expect that revenue from the Travel vertical will match our historical results or have any material impact on our overall revenue or profitability for the foreseeable future.
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

Other expense (income), net
Other expense (income), net consists primarily of expenses and income not incurred by us in our ordinary course of business and that are not included in any of the captions above. Other expense (income), net for the nine months ended September 30, 2023 consisted primarily of an impairment charge related to our cost method investment.
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our 2021 Credit Facilities and the amortization of deferred financing costs associated with these arrangements.
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc, pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of September 30, 2023, our ownership interest in QLH was 72.0%.
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
Operating results for the three months ended September 30, 2023 and 2022
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023		2022
Revenue	$74,573	100.0%	$89,017	100.0%
Costs and operating expenses
Cost of revenue	62,277	83.5%	76,343	85.8%
Sales and marketing	6,101	8.2%	6,853	7.7%
Product development	4,296	5.8%	5,291	5.9%
General and administrative	16,648	22.3%	11,105	12.5%
Total costs and operating expenses	89,322	119.8%	99,592	111.9%
(Loss) from operations	(14,749)	(19.8)%	(10,575)	(11.9)%
Other (income) expense, net	(100)	(0.1)%	8,602	9.7%
Interest expense	3,947	5.3%	2,593	2.9%
Total other expense, net	3,847	5.2%	11,195	12.6%
(Loss) before income taxes	(18,596)	(24.9)%	(21,770)	(24.5)%
Income tax expense (benefit)	102	0.1%	(544)	(0.6)%
Net (loss)	$(18,698)	(25.1)%	$(21,226)	(23.8)%
Net (loss) attributable to non-controlling interest	(5,196)	(7.0)%	(6,740)	(7.6)%
Net (loss) attributable to MediaAlpha, Inc.	$(13,502)	(18.1)%	$(14,486)	(16.3)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.29)		$(0.34)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	46,229,672		42,210,186

Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Property & Casualty insurance	$31,933	$(11,911)	(27.2)%	$43,844
Percentage of total revenue	42.8%			49.3%
Health insurance	33,961	568	1.7%	$33,393
Percentage of total revenue	45.5%			37.5%
Life insurance	5,341	(1,636)	(23.4)%	$6,977
Percentage of total revenue	7.2%			7.8%
Other	3,338	(1,465)	(30.5)%	$4,803
Percentage of total revenue	4.5%			5.4%
Revenue	$74,573	(14,444)	(16.2)%	$89,017
The decrease in P&C insurance revenue for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was due to a decrease in customer acquisition spending by most insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures. During the third quarter of 2023, this decrease in customer acquisition spending was partially offset by a greater mix of transactions through our Open Marketplace, which positively impacts revenue due to the transactions being recognized on a gross revenue basis, compared with Private Marketplace transactions, where we recognize revenue on a net basis. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. While one of our major insurance carrier partners had resumed their customer acquisition spending with us in the first quarter of 2023, beginning in late March 2023 they significantly reduced their customer acquisition spend on our Marketplaces due to ongoing loss cost inflation and unfavorable prior year reserve developments. We are currently unable to predict accurately the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the fourth quarter of 2023.
The increase in health insurance revenue for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was driven by increases in customer acquisition spending in our marketplaces primarily due to increased demand for clicks and leads offset in part by a lower mix of transaction through our Open Marketplace, which negatively impacted revenue.
The decrease in life insurance revenue for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was driven by a decrease in customers shopping for life insurance as concerns related to COVID-19 continued to ease.
The decrease in other revenue for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was driven primarily by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs, as well as lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates.
Cost of revenue
The following table presents our cost of revenue for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Cost of revenue	$62,277	$(14,066)	(18.4)%	$76,343
Percentage of revenue	83.5%			85.8%

The decrease in cost of revenue for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was driven primarily by lower revenue share payments to suppliers due to the overall decrease in revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Sales and marketing	$6,101	$(752)	(11.0)%	$6,853
Percentage of revenue	8.2%			7.7%
The decrease in sales and marketing expenses for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was due primarily to a decrease in equity-based compensation expense of $0.3 million and a decrease in personnel-related costs of $0.4 million, which were related to lower employee headcount resulting from the reduction-in-force implemented during the second quarter of 2023 ("RIF Plan").
Product development
The following table presents our product development expenses for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Product development	$4,296	$(995)	(18.8)%	$5,291
Percentage of revenue	5.8%			5.9%
The decrease in product development expenses for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was due primarily to a decrease in equity-based compensation expense of $0.5 million and a decrease in personnel-related costs of $0.4 million, which were related to lower employee headcount resulting from the RIF Plan.
General and administrative
The following table presents our general and administrative expenses for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
General and administrative	$16,648	$5,543	49.9%	$11,105
Percentage of revenue	22.3%			12.5%
The increase in general and administrative expenses for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was due primarily to a $3.7 million gain recorded in connection with the remeasurement of the contingent consideration for the acquisition of CHT during the three months ended September 30, 2022, a $2.1 million increase in legal costs, associated primarily with the civil investigative demand received from the Federal Trade Commission in February 2023 and a legal settlement unrelated to our core operations, offset in part by a $0.7 million reduction in directors & officers insurance premiums.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Cost of revenue	$1,012	$13	1.3%	$999
Sales and marketing	2,151	(326)	(13.2)%	2,477
Product development	1,905	(521)	(21.5)%	2,426
General and administrative	9,386	688	7.9%	8,698
Total	$14,454	$(146)	(1.0)%	$14,600
The decrease in equity-based compensation expense for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was driven primarily by lower employee headcount resulting from the RIF Plan, offset in part by expenses related to additional restricted stock units granted to employees as part of the annual incentive process.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Sales and Marketing	$1,540	$(10)	(0.6)%	$1,550
General and administrative	190	36	23.4%	154
Total	$1,730	$26	1.5%	$1,704
The increase in amortization expense for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was immaterial.
Other (income) expense, net
The following table presents our other (income) expense, net for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Other (income) expense, net	$(100)	$(8,702)	(101.2)%	$8,602
Percentage of revenue	(0.1)%			9.7%
The decrease in other (income) expense, net for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was driven primarily by an impairment charge of $8.6 million during the three months ended September 30, 2022 related to our cost method investment.

Interest expense
The following table presents our interest expense for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Interest expense	$3,947	$1,354	52.2%	$2,593
Percentage of revenue	5.3%			2.9%

The increase in interest expense for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was driven by higher interest rate payable on amounts borrowed under the 2021 Credit Facilities, offset in part by the impact of lower outstanding balances during the current year period.
Income tax expense (benefit)
The following table presents our income tax expense (benefit) for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2023	$	%	Three Months Ended September 30, 2022
Income tax expense (benefit)	$102	$646	(118.8)%	$(544)
Percentage of revenue	0.1%			(0.6)%
For the three months ended September 30, 2023, we recorded an income tax expense of $0.1 million resulting from our effective tax rate of (0.5)%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the three months ended September 30, 2022, we recorded an income tax benefit of $0.5 million resulting from our effective tax rate of 2.5%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items.

Operating results for the nine months ended September 30, 2023 and 2022
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023		2022
Revenue	$270,975	100.0%	$335,065	100.0%
Costs and operating expenses
Cost of revenue	226,545	83.6%	285,149	85.1%
Sales and marketing	19,802	7.3%	22,034	6.6%
Product development	14,525	5.4%	16,168	4.8%
General and administrative	50,473	18.6%	40,569	12.1%
Total costs and operating expenses	311,345	114.9%	363,920	108.6%
(Loss) from operations	(40,370)	(14.9)%	(28,855)	(8.6)%
Other expense, net	1,165	0.4%	8,123	2.4%
Interest expense	11,397	4.2%	5,908	1.8%
Total other expense, net	12,562	4.6%	14,031	4.2%
(Loss) before income taxes	(52,932)	(19.5)%	(42,886)	(12.8)%
Income tax expense	330	0.1%	1,210	0.4%
Net (loss)	$(53,262)	(19.7)%	$(44,096)	(13.2)%
Net (loss) attributable to non-controlling interest	(15,208)	(5.6)%	(13,395)	(4.0)%
Net (loss) attributable to MediaAlpha, Inc.	$(38,054)	(14.0)%	$(30,701)	(9.2)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.84)		$(0.74)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	45,095,417		41,592,783
Revenue
The following table presents our revenue, disaggregated by vertical, for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Property & Casualty insurance	$126,532	$(62,337)	(33.0)%	$188,869
Percentage of total revenue	46.7%			56.4%
Health insurance	115,192	6,527	6.0%	$108,665
Percentage of total revenue	42.5%			32.4%
Life insurance	18,321	(2,728)	(13.0)%	$21,049
Percentage of total revenue	6.8%			6.3%
Other	10,930	(5,552)	(33.7)%	$16,482
Percentage of total revenue	4.0%			4.9%
Revenue	$270,975	(64,090)	(19.1)%	$335,065

The decrease in P&C insurance revenue for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was due to a decrease in customer acquisition spending by certain insurance carriers to address profitability concerns caused by higher-than-expected automobile repair and replacement costs and overall inflationary pressures. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability, leading them to reduce marketing budget allocations to our channel. While one of our major insurance carrier partners had resumed their customer acquisition spending with us in the first quarter of 2023, beginning in late March 2023 they significantly reduced their customer acquisition spend on our Marketplaces due to ongoing loss cost inflation and unfavorable prior year reserve developments.
The increase in health insurance revenue for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was driven by increased customer acquisition spending in our marketplaces by advertisers, and an increased supply of consumer referrals to our marketplaces by our supply partners and our proprietary websites due to the increased demand.
The decrease in life insurance revenue for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was driven by a decrease in customers shopping for life insurance as concerns related to COVID-19 continued to ease.
The decrease in other revenue for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was driven by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs, lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates, and a decline of $0.9 million resulting from our exit of the education vertical during the third quarter of 2022.
Cost of revenue
The following table presents our cost of revenue for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Cost of revenue	$226,545	$(58,604)	(20.6)%	$285,149
Percentage of revenue	83.6%			85.1%
The decrease in cost of revenue for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was driven primarily by lower revenue share payments to suppliers due to the overall decrease in revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Sales and marketing	$19,802	$(2,232)	(10.1)%	$22,034
Percentage of revenue	7.3%			6.6%
The decrease in sales and marketing expenses for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was due primarily to a decrease in personnel-related costs of $1.7 million and a decrease in equity-based compensation expense of $1.1 million, which were related to lower employee headcount resulting primarily from the RIF Plan, offset in part by an increase in amortization expense of $0.9 million related to the amortization of intangible assets arising from our acquisition of CHT and by severance benefits paid under the RIF Plan.

Product development
The following table presents our product development expenses for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Product development	$14,525	$(1,643)	(10.2)%	$16,168
Percentage of revenue	5.4%			4.8%
The decrease in product development expenses for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was due primarily to a decrease in equity-based compensation expense and employee related costs of $1.3 million, which were related to lower employee headcount resulting primarily from the RIF Plan.
General and administrative
The following table presents our general and administrative expenses for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
General and administrative	$50,473	$9,904	24.4%	$40,569
Percentage of revenue	18.6%			12.1%
The increase in general and administrative expenses for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was due primarily to a gain of $6.6 million recorded on remeasurement of the contingent consideration related to CHT as the fair value declined due to lower projected revenue and gross profit targets for CHT, a $4.0 million increase in legal costs, associated primarily with the civil investigative demand from the Federal Trade Commission and a legal settlement unrelated to our core operations, and an increase in equity-based compensation expense of $1.6 million. This increase was offset in part by a $2.0 million reduction in directors and officers insurance premiums.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Cost of revenue	$2,959	$322	12.2%	$2,637
Sales and marketing	6,895	(1,056)	(13.3)%	7,951
Product development	6,176	(1,145)	(15.6)%	7,321
General and administrative	27,913	1,606	6.1%	26,307
Total	$43,943	$(273)	(0.6)%	$44,216
The decrease in equity-based compensation expense for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was driven primarily by lower employee headcount, resulting primarily from the RIF Plan, offset in part by expenses related to additional restricted stock units granted to employees as part of the annual incentive process and to employees hired in connection with our acquisition of CHT.

Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Sales and Marketing	$4,618	$860	22.9%	$3,758
General and administrative	570	264	86.3%	306
Total	$5,188	$1,124	27.7%	$4,064
The increase in amortization expense for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was related to intangible assets arising from our acquisition of CHT.
Other expense, net
The following table presents our other expense, net for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Other expense, net	$1,165	$(6,958)	(85.7)%	$8,123
Percentage of revenue	0.4%			2.4%
The decrease in other expense, net for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was driven primarily by an impairment charge of $1.4 million during the nine months ended September 30, 2023 related to a cost method investment, compared with an impairment charge of $8.6 million during the three months ended September 30, 2022.
Interest expense
The following table presents our interest expense for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Interest expense	$11,397	$5,489	92.9%	$5,908
Percentage of revenue	4.2%			1.8%
The increase in interest expense for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was driven by an increase in the interest rate payable on amounts borrowed under the 2021 Credit Facilities, offset in part by the impact of lower outstanding balances in the current year period.

Income tax expense
The following table presents our income tax expense for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Income tax expense	$330	$(880)	(72.7)%	$1,210
Percentage of revenue	0.1%			0.4%
For the nine months ended September 30, 2023, we recorded an income tax expense of $0.3 million resulting from our effective tax rate of (0.6)%, which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the nine months ended September 30, 2022, we recorded an income tax expense of $1.2 million resulting from our effective tax rate of (2.8)% which differed from the U.S. federal statutory rate of 21%, due primarily to nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items.
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

The following table reconciles Adjusted EBITDA with net (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net (loss)	$(18,698)	$(21,226)	$(53,262)	$(44,096)
Equity-based compensation expense	14,454	14,600	43,943	44,216
Interest expense	3,947	2,593	11,397	5,908
Income tax expense (benefit)	102	(544)	330	1,210
Depreciation expense on property and equipment	87	98	275	295
Amortization of intangible assets	1,730	1,704	5,188	4,064
Transaction expenses(1)	5	106	553	636
SOX implementation costs(2)	—	—	—	110
Fair value adjustment to contingent consideration(3)	—	(3,746)	—	(6,591)
Impairment of cost method investment	—	8,594	1,406	8,594
Changes in TRA related liability(4)	—	13	6	(577)
Changes in Tax Indemnification Receivable(5)	(20)	(15)	(48)	(44)
Settlement of federal and state income tax refunds(6)	—	—	3	92
Legal expenses(7)	1,979	—	3,418	—
Reduction in force costs (8)	—	—	1,233	—
Adjusted EBITDA	$3,586	$2,177	$14,442	$13,817
(1)Transaction expenses consist of immaterial expenses and $0.6 million of legal, and accounting fees incurred by us for the three and nine months ended September 30, 2023, respectively, in connection with the amendment to the 2021 Credit Facilities, the tender offer filed by the Company's largest shareholder in May 2023, and a resale registration statement filed with the SEC. For the three and nine months ended September 30, 2022, transaction expenses consist of $0.1 million and $0.6 million of expenses, respectively, incurred by us in connection with our acquisition of CHT.
(2)SOX implementation costs consist of $0.1 million of expenses for the nine months ended September 30, 2022 for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b) for fiscal 2021.
(3)Fair value adjustment to contingent consideration consists of $3.7 million and $6.6 million of gain for the three and nine months ended September 30, 2022, respectively, in connection with the remeasurement of the contingent consideration for the acquisition of CHT as of September 30, 2022.
(4)Changes in TRA related liability consist of immaterial expenses for the nine months ended September 30, 2023, and immaterial expenses and $0.6 million of income for the three and nine months ended September 30, 2022, respectively, due to a change in the estimated future state tax benefits and other changes in the estimate resulting in reductions of the TRA liability.
(5)Changes in Tax Indemnification Receivable consists of immaterial income for the three and nine months ended September 30, 2023 and 2022, related to a reduction in the tax indemnification receivable recorded in connection with the Reorganization Transactions. The reduction also resulted in a benefit of the same amount which has been recorded within income tax expense (benefit).
(6)Settlement of federal and state tax refunds consist of immaterial expenses incurred by us for the nine months ended September 30, 2023, and $0.1 million of expense incurred by us for the nine months ended September 30, 2022, related to a payment to White Mountains for state tax refunds for the period prior to the Reorganization Transactions related to 2020 tax returns. The settlement also resulted in a benefit of the same amount which has been recorded within income tax expense (benefit).
(7)Legal expenses of $2.0 million and $3.4 million for the three and nine months ended September 30, 2023, respectively, consist of legal fees incurred in connection with the civil investigative demand received from the

Federal Trade Commission (FTC) in February 2023 and costs associated with a legal settlement unrelated to our core operations.
(8)Reduction in force costs for the nine months ended September 30, 2023 consist of $1.2 million of severance benefits provided to the terminated employees in connection with the RIF Plan. Additionally, equity-based compensation expense includes $0.3 million of charges related to the RIF Plan for the nine months ended September 30, 2023.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$74,573	$89,017	$270,975	$335,065
Less cost of revenue	(62,277)	(76,343)	(226,545)	(285,149)
Gross profit	12,296	12,674	44,430	49,916
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	1,012	999	2,959	2,637
Salaries, wages, and related	878	989	2,832	2,679
Internet and hosting	138	126	418	349
Other expenses	179	189	513	531
Depreciation	9	12	30	30
Other services	514	492	1,795	1,598
Merchant-related fees	11	40	14	99
Contribution	15,037	15,521	52,991	57,839
Gross margin	16.5%	14.2%	16.4%	14.9%
Contribution Margin	20.2%	17.4%	19.6%	17.3%
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
The following table presents Transaction Value by platform model for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Open Marketplace transactions	$73,053	$86,279	$263,568	$324,008
Percentage of total Transaction Value	67.0%	58.8%	61.6%	57.0%
Private Marketplace transactions	35,963	60,438	164,524	244,592
Percentage of total Transaction Value	33.0%	41.2%	38.4%	43.0%
Total Transaction Value	$109,016	$146,717	$428,092	$568,600
The following table presents Transaction Value by vertical for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Property & Casualty insurance	$44,715	$83,165	$223,305	$343,179
Percentage of total Transaction Value	41.0%	56.7%	52.2%	60.4%
Health insurance	51,210	46,190	161,450	152,839
Percentage of total Transaction Value	47.0%	31.5%	37.7%	26.9%
Life insurance	7,566	11,580	26,042	36,438
Percentage of total Transaction Value	6.9%	7.9%	6.1%	6.4%
Other	5,525	5,782	17,295	36,144
Percentage of total Transaction Value	5.1%	3.9%	4.0%	6.4%
Total Transaction Value	$109,016	$146,717	$428,092	$568,600
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

The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clicks	66.1%	76.7%	73.0%	77.9%
Calls	19.9%	15.1%	16.0%	12.7%
Leads	14.0%	8.2%	11.0%	9.4%
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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of September 30, 2023 and December 31, 2022, our cash and cash equivalents totaled $15.2 million and $14.5 million, respectively. As of September 30, 2023, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $173.4 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million.
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
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. While one of our major insurance carrier partners had resumed their customer acquisition spending with us in the first quarter of 2023, beginning in late March 2023, they significantly reduced their customer acquisition spend with us due to experiencing higher than expected loss ratios on account of several underlying factors, including ongoing loss cost inflation and unfavorable prior year reserve developments, which reductions have continued to be in effect. These reductions impacted our expected near-term revenue and Adjusted EBITDA and our forecasted cushion with respect to compliance with the financial covenants under the 2021 Credit Facilities. We expect customer acquisition spend by P&C carriers to remain depressed during the fourth quarter of 2023 and are currently unable to reasonably estimate the impact of these reductions beyond the fourth quarter of 2023. In the event that our financial results are below our expectations due to cyclical conditions in our primary vertical markets or other factors, we may need to take additional actions to remain in compliance with the financial covenants under the 2021 Credit Facilities.
On April 1, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") for cash consideration of $49.7 million at closing, plus contingent consideration of up to $20.0 million based on CHT’s achievement of revenue and profitability targets for the two successive twelve-month periods following the closing. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing. CHT was unable to meet its target for the first twelve-month period and accordingly we did not pay any consideration related to that period. Further, based on the current forecast for the CHT related business, we do not expect the contingent consideration for the second twelve-month period to be earned or payable. As of September 30, 2023, we have repaid $20.0 million of the amounts drawn under the 2021 Revolving Credit Facility to fund the purchase price for this acquisition.
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
Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2023 and 2022, and the dollar and percentage changes between the periods:

(dollars in thousands)	Nine Months Ended September 30, 2023	$	%	Nine Months Ended September 30, 2022
Net cash provided by operating activities	$14,937	$(20,017)	(57.3)%	$34,954
Net cash (used in) investing activities	$(60)	$49,710	(99.9)%	$(49,770)
Net cash (used in) financing activities	$(14,223)	$(8,683)	156.7%	$(5,540)
Operating activities
Cash flows provided by operating activities were $14.9 million for the nine months ended September 30, 2023, compared with $35.0 million for the nine months ended September 30, 2022. The decrease was due primarily to higher net loss and an increase in net working capital due to the timing of payments of our accounts payable and accounts receivable.
Investing activities
Cash flows used in investing activities were $0.1 million for the nine months ended September 30, 2023, compared with $49.8 million for the nine months ended September 30, 2022. The decrease resulted primarily from the payment of cash consideration for our acquisition of CHT, which closed on April 1, 2022.
Financing activities
Cash flows used in financing activities were $14.2 million for the nine months ended September 30, 2023, compared with $5.5 million for the nine months ended September 30, 2022. The increase was due primarily to the net amount drawn on the 2021 Revolving Credit Facility to partially fund the CHT acquisition in April 2022 and higher payments made pursuant to the TRA and distributions to non-controlling interests during the nine months ended September 30, 2023, offset in part by payments made under the share repurchase program in 2022.
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
As of September 30, 2023, we had $171.5 million of outstanding borrowings, net of deferred debt issuance costs of $1.9 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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
In connection with the IPO, we entered into the TRA with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA. We amended the TRA on October 1, 2023 to, among other things, provide for use of a blended tax rate and replace the LIBOR with the SOFR as the interest rate benchmark.
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2022, in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income, we determined that we no longer consider the payments under the agreement to be probable, and so remeasured our liabilities pursuant to the TRA, net of current portion, to be zero. As of September 30, 2023 and December 31, 2022, the Company recorded zero and $2.8 million, respectively, as current portion of payments due under the TRA within accrued expenses on the consolidated balance sheets.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2022 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.4 million impact on interest expense for the nine months ended September 30, 2023.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	—	$—	—%	1	$10	11%
Purchases	1	$9	14%	1	$9	11%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	—	$—	—%	1	$42	13%
Purchases	1	$26	12%	1	$33	11%

	As of September 30, 2023			As of December 31, 2022
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	1	$5	15%	—	$—	—%
Accounts payable	1	$6	16%	2	$22	40%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2023:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July, 2023	—	$—	N/A	N/A
August, 2023	109,564	$8.77	N/A	N/A
September, 2023	116	$7.97	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of our Class A Common Shares on NYSE on the purchase dates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Second Amendment dated as of June 8, 2023, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	June 12, 2023
10.2	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated August 1, 2023	8-K	001-39671	10.1	August 2, 2023
10.3	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated August 1, 2023	8-K	001-39671	10.2	August 2, 2023
10.4*	First Amendment to Stockholders Agreement among the Company and the Principal Stockholders, dated October 17, 2023
10.5*	First Amendment to Tax Receivables Agreement among the Company, QLH and certain other parties thereto, dated October 1, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	November 2, 2023	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer