Form 10-K
period 2023-12-31
MediaAlpha, Inc.
filed 2024-02-22
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was $226.8 million based upon the closing market price as of the close of business on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2024, there were 47,365,454 shares of MediaAlpha, Inc.’s Class A common stock, $0.01 par value per share, and 18,065,829 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•“Secondary Offering” means the sale of 8,050,000 shares of Class A common stock pursuant to the registration statement on Form S-1 (File No. 333-254338), which was declared effective by the Securities Exchange Commission ("SEC") on March 18, 2021.
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

•Competition with other technology companies engaged in digital customer acquisition, as well as buyers that attract consumers through their own customer acquisition strategies, third-party online platforms or other methods of distribution;
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
•Risks related to laws and regulation to which we are subject both in the U.S. and internationally, many of which are evolving;
•Risks related to changes in tax laws or exposure to additional income or other tax liabilities could affect our future profitability;
•Risks related to being a public company;
•Risks related to internal control over financial reporting;
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

PART I
Except as otherwise indicated or required by the context, all references in this Annual Report to the “Company,” “MediaAlpha,” “we,” “us” and “our” refer to MediaAlpha, Inc. and its consolidated subsidiaries.
Item 1. Business.
Our Company
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings leading insurance carriers and high-intent consumers together through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty (“P&C”) insurance, health insurance, and life insurance, supporting $571 million in Transaction Value(1) across our platform from these verticals during the year ended December 31, 2023.
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

For the year ended December 31, 2023, we had 15 of the top 20 largest auto insurance carriers by customer acquisition spend as demand partners on our platform. Of these demand partners, 53% were also supply partners in our ecosystem. During 2023, an average of 36.9 million consumers shopped for insurance products through the websites of our diversified group of supply partners and our proprietary websites each month, producing an average of 8.2 million Consumer Referrals on our platform each month.
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
We have historically delivered strong growth in our Transaction Value and revenue, enabled by our unique business model and technology platform. However, for the year ended December 31, 2023, we generated $593.4 million of Transaction Value and $388.1 million of revenue, representing decreases of 19.5% and 15.4%, respectively, compared with the year ended December 31, 2022, as challenging conditions in the personal auto insurance industry continued to pressure P&C carrier underwriting profitability and in turn customer acquisition investments on our platform. Beginning in the second half of 2021, many of our demand partners in our P&C vertical experienced higher-than-expected underwriting losses driven by inflation in automobile replacement and repair costs, leading them to reduce their customer acquisition spend until they obtained approval of premium increases from state regulators. We believe we are poised to capitalize on the continued shift among P&C carriers to direct, digital distribution when their underwriting profitability recovers.

In our health and life insurance verticals, we continue to capitalize on the shift to direct, digital distribution. We aim to drive deeper adoption and integration of our platform within the insurance ecosystem to continue delivering strong results to our partners. During 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT"), a provider of customer generation and acquisition services for Medicare insurance, health insurance, and life insurance. We believe the acquisition is a good strategic fit with our long-term objectives and will increase our ability to generate Consumer Referrals on various social media and short form video platforms.
We expect the broad secular trends driving our historical growth to resume once P&C carrier profitability recovers and they resume their customer acquisition investments on our platform. See “Part II Item 7 - Management’s discussion and analysis of financial condition and results of operations - Results of operations” for more information.

Other
3%
Life insurance
6%
42%
Property & casualty insurance
Health insurance
48%

FY 2023 Revenue Mix

We designed our business model to be capital efficient, with high operating leverage and cash flow conversion. We have funded our growth primarily through internally generated cash flow with no outside primary capital. Our strong cash flow generation is driven by (i) the nature of our revenue model, which is fee based and generated at the time a Consumer Referral is sold, and (ii) our proprietary technology platform, which is highly scalable and requires minimal capital expenditures ($0.1 million for the years ended December 31, 2023 and 2022).
The foundation of our success is our company culture. Personal development is critical to our team’s engagement and retention, and we continually invest to support our core values of open-mindedness, intellectual curiosity, candor, and humility. This has resulted in a growth-minded team, with low turnover, committed to building great products and the long-term success of our partners.
Our market opportunity
Insurance is one of the largest industries in the United States, with attractive growth characteristics and market fundamentals. Insurance companies wrote over $2 trillion in premiums in 2022, growing at a 9% CAGR from 2018, according to S&P Global Market Intelligence. Demand for insurance products is stable, due to, in many instances, coverage being mandated by law (for example, auto insurance) or federally subsidized (for example, senior health insurance). The insurance industry as a whole is highly competitive and invests heavily in customer acquisition. Overall insurance advertising spend is expected to grow at double digit rates annually over the next decade. Total advertising spend in the insurance industry was $11 billion in 2022 and is expected to grow to approximately $17 billion by 2027, according to Allied Market Research and the Business Research Company.
Our technology platform was created to serve and grow with our insurance end markets. While the P&C insurance industry has experienced underwriting losses driven by inflation in automobile replacement and repair costs, we believe that the secular trends in the insurance industry will provide strong tailwinds for our business over the long term.
•Direct-to-consumer is the fastest growing insurance distribution channel. In the auto insurance industry, there are carriers focused on DTC distribution (such as Progressive and GEICO) and carriers focused more on traditional, agent-based distribution (such as State Farm, Liberty Mutual and Allstate). The industry shift to more direct distribution is accelerating. A major driver of this growth has been the DTC carriers’ outsized investments, relative to peers, in direct customer acquisition channels. According to S&P Global Market Intelligence, Progressive and GEICO's advertising spend in 2022 was $1.7 billion and $1.3 billion, respectively. Traditional, agent-based carriers have responded by investing more heavily in direct customer acquisition efforts themselves, as well as launching digital brands (such as Nationwide launching Spire), acquiring digital agencies (such as Prudential acquiring AssuranceIQ), or acquiring digital insurers (such as Allstate acquiring SquareTrade).
•More insurance consumers are shopping online. Consumers are increasingly using the internet not just for research and price discovery, but to purchase insurance as well. According to TransUnion, the number of consumers shopping for insurance online rose from 22% in 2022 to 27% in 2023. Younger consumers are not the only driving force of this shift; the share of digitally savvy older consumers is rapidly growing. According to the Pew Research Center, the share of U.S. internet users ages 65 or older has grown from 66% in 2018 to 88% in 2023.
•Insurance customer acquisition spending is growing. Total customer acquisition spend in the insurance industry was estimated to be $146 billion in 2021 and is expected to grow to approximately $176 billion by 2025, according to William Blair. In fact, two of the top five most-advertised brands in the U.S. across traditional and online channels are insurance companies—Progressive and GEICO. According to S&P Global Market Intelligence, Progressive’s customer acquisition spend was $1.7 billion in 2022, while GEICO’s customer acquisition spend was nearly $1.3 billion in the same period. In the face of such aggressive spending and customer acquisition by DTC carriers such as Progressive and GEICO, agent-based carriers are compelled to spend heavily to remain competitive.
•Digital customer acquisition spending by insurers has plenty of headroom. According to William Blair, insurance carriers allocate a lower percentage of their advertising budgets to digital channels than other industries. While the advertising industry as a whole was estimated to allocate approximately 66% of their budgets to digital in 2021, insurers allocated less than 22% of their budgets to digital channels in that year. Industry analysts expect digital marketing spend by the insurance industry to narrow this gap significantly over time as carriers increase their adoption of digital channels.
•Carriers and distributors are increasingly focused on optimizing customer acquisition budgets. Mass-market customer acquisition spend is becoming more costly, leading carriers and distributors to increasingly focus on optimizing customer acquisition spend. They are able to do so by adopting more sophisticated customer acquisition strategies enabled by data science. A significant percentage of marketers believe the inability to measure customer acquisition impact across channels and campaigns is one of their biggest challenges in demonstrating customer acquisition performance. We believe there is growing demand for improved transparency of Consumer Referral quality, for the ability to secure higher quality Consumer Referrals online, and for the ability to manage consumer acquisition spend across multiple vendors.
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

Our platform
We have created one of the largest insurance customer acquisition technology platforms. For the year ended December 31, 2023, we had $593.4 million in Transaction Value and served over 920 total insurance partners, excluding our agent buyers. For the year ended December 31, 2022, we had $737.5 million in Transaction Value and served over 950 total insurance partners, excluding our agent buyers.
During 2023, high-intent consumers shopped for insurance products on the websites of sellers on our platform and our proprietary websites over 400 million times, resulting in approximately 99 million Consumer Referrals acquired by buyers on our platform. We serve approximately 600 buyer partners, excluding our agent buyers. Our platform was designed to support multiple Consumer Referral products and flexible deployment models to best serve the varying needs of our partners.
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

We enable insurance companies to reach and acquire new customers in multiple ways. On our platform, end consumers can engage with insurance companies through multiple touchpoints based on their preferences. Our platform enables consumers to (i) proceed to an insurance carrier’s website on a self-directed basis to purchase a policy (click), (ii) engage with an insurance carrier or agent via phone (call), or (iii) have their data submitted to insurance companies to receive inbound inquiries (lead). Our platform’s flexibility in turn enables insurance carriers to acquire and convert consumers through one or more touchpoints, depending on their strengths and preferences.
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the year ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Clicks	69.4%	75.3%
Calls	18.6%	15.3%
Leads	12.0%	9.4%
Our platform leverages precise data and data science for maximum efficiency. Insurance carriers use precise data to target and price consumer segments across demographic and geographic attributes on a source transparent basis. This allows insurance carriers to pay the right price for each Consumer Referral based on their business objectives. Insurance carriers can integrate with our platform to provide real-time conversion feedback, allowing them to measure returns on their spending granularly and execute algorithmic optimization of customer acquisition cost based on the expected LTV of the customer. Increasing the number and depth of our conversion data integrations with our partners remains a key part of our strategy.
Insurance carriers are able to extract the maximum value from each consumer opportunity. We have extensive data integrations with our partners to support efficient customer acquisition. These data integrations allow us to more seamlessly transact a Consumer Referral by taking information an end consumer has already provided and pre-populating it into an insurance carrier’s purchase process, potentially increasing policy conversion rates. This enhances the value of the Consumer Referral to our insurance carriers, adding significant value to all parties in our platform. As of December 31, 2023, we had 85 buyers with this type of integration in place for active and future campaigns, representing 59% of the total Transaction Value from our insurance verticals for the year then ended. Increasing the number and depth of our data integrations with our partners remains a key part of our strategy, and we believe this number will increase as our platform grows.
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
Our technology
Our product is a technology platform that allows insurance carriers and distributors to acquire customers and optimize customer acquisition costs to align with expected customer LTV, in a single data-rich but user-friendly environment. Our technology is what enables our growth, scale, and operating leverage, and is a key part of what differentiates us from our competitors. It is also what enables our partners to scale their customer acquisition and monetization efficiently and with minimal operating overhead. With nearly 99 million Consumer Referrals transacted on our platform in 2023, we believe we offer the largest source of Consumer Referrals in the insurance sector.
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
Highly extensible and scalable platform. Our platform and industry-agnostic technology enables us to quickly expand our operations into existing and adjacent verticals with minimal investments. We have organically scaled the P&C insurance vertical and the health and life insurance verticals to $277.6 million and $293.9 million in Transaction Value, respectively, for the year ended December 31, 2023. While our primary focus remains on insurance, we intend to continue to grow opportunistically in sectors with similar, attractive market fundamentals. We believe our proprietary technology will allow us to react nimbly to growing demands and opportunities in emerging verticals.
Our target audience
Our buyers: Our demand partners are insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey. Repeat buyers continue to be a strong driver of our business, with 93% of our Transaction Value for 2023 driven by repeat buyers from 2022 and 92% of our Transaction Value for 2022 driven by repeat buyers from 2021.
Our value proposition for buyers
•Efficiency at scale. We believe we operate the insurance industry’s largest customer acquisition platform, delivering the volume of Consumer Referrals insurance companies need to drive profitable growth, while also providing precise targeting capabilities to ensure they connect with the right prospects. We believe this gives our demand partners the ability to realize greater efficiencies relative to other customer acquisition channels.
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
Our sellers: Our supply partners use our platform to monetize their digital consumer traffic. Our supply partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations and financial websites looking to monetize high-intent customers. Repeat sellers continue to be a strong driver of our business, with 99% of our Transaction Value for 2023 driven by repeat sellers from 2022 and 98% of our Transaction Value for 2022 driven by repeat sellers from 2021.
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
Our end consumers: Our end consumers are primarily high-intent, online insurance shoppers. Due to the broad participation of top-tier insurance carriers within our ecosystem, consumers are able to more efficiently navigate a range of options and offers relevant to their policy searches. During the year ended December 31, 2023, high-intent consumers shopped for insurance products on the websites of sellers on our platform and our proprietary websites over 400 million times, resulting in approximately 99 million Consumer Referrals acquired by buyers on our platform.
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
•Shopping efficiency. We facilitate access to the most relevant products for each respective end consumer, allowing for minimal research and maximum efficiency, through an omni-channel, seamless consumer platform experience. We enable consumers to get quotes from multiple insurance carriers and distributors in different ways, including directly online or offline.
Our strengths
We believe that our competitive advantages are based on the following key strengths:
•Highly scalable, innovative technology platform with rich data. Our proprietary platform is built to be highly extensible and flexible, enabling us to quickly and efficiently develop custom solutions and tools to address the varying and evolving needs of our partners. Supported by our proprietary algorithms, our platform is able to provide continuous, real-time feedback and insights that buyers can use to maximize the value of every consumer opportunity. Our deep data integrations allow our buyers to utilize millions of anonymized data points to target and acquire their desired customers with a unique level of precision and control. As of December 31, 2023, there were over 410 insurance supply partners on our platform. We also provide our supply partners with sophisticated, data-driven yield management and monetization capabilities. We believe these capabilities are critical to our partners’ monetization strategies, as they enable optimization of business performance and revenue. Our platform is vertical agnostic, allowing us to quickly and easily expand into new markets with attractive attributes.
The increased participation in our technology-driven platform will continue to generate valuable data, enhance feedback loops, and drive stronger results for all participants in the ecosystem. We believe this creates a flywheel effect as our platform continues to grow.
•Superior operating leverage. We designed our business to be highly scalable, driving sustainable long-term growth that delivers superior value to both demand and supply partners. Our technology enables us to grow in a highly capital efficient manner, with minimal need for working capital or capital expenditure investment. In 2023, we employed an average of 142 individuals, who produced $593.4 million of Transaction Value ($4.2 million per employee), $56.6 million of net loss ($0.4 million per employee), and $27.1 million of Adjusted EBITDA ($0.2 million per employee) and in 2022, we employed 164 individuals on average who drove $737.5 million of Transaction Value ($4.5 million per employee), $72.4 million of net loss ($0.4 million per employee), and $22.9 million of Adjusted EBITDA ($0.1 million per employee) for the year.
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
We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. Our relationships with our partners are deep, long standing, and involve top-tier insurance carriers in the industry. 15 of the top 20 largest auto insurance carriers by customer acquisition spend are demand partners on our platform. In 2023, 93% of total Transaction Value executed on our platform came from demand partner relationships in existence during 2022. In 2022, 92% of total Transaction Value executed on our platform came from demand partner relationships in existence during 2021.
•Culture of transparency, innovation, and execution. Since inception, our vision has been to bring unparalleled transparency and efficiency to the online customer acquisition ecosystem, executed through a powerful technology-enabled platform. Transparency is built into our platform and is at the heart of our culture, enabling us to focus on sustainable long-term success over near-term wins. We are relentless about continuous innovation and aim to use our platform to solve big industry-wide problems. We are data-driven and focused on delivering measurable results for our partners. We believe that our long-term vision, dedication to solving systemic problems in the industry, and our relentless drive to improve, will continue to empower us to be the platform of choice for our partners.
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
•Deepen our relationships with agents. We intend to strategically expand our insurance agency relationships to capture additional customer acquisition spend within our core insurance verticals. We have a dedicated team working to incorporate agents into our digital platform and help them expand their customer acquisition capabilities. We transacted nearly 99 million Consumer Referrals on our platform in the year ended December 31, 2023, equipping us with valuable conversion insights to help us optimize consumer routing to agents based on their desired goals. This dedicated team will continue to enhance our agency capabilities.

•Expand into and scale new verticals. While we are currently focused on growing our core insurance verticals, we continue to seek expansion opportunities in markets that share similar characteristics. We believe our vertical-agnostic platform and established playbook for entering new markets will allow us to capture attractive market opportunities effectively if we decide to pursue such opportunities. We believe we have the ability to enter most new verticals with only a modest increase in headcount.
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
Our platform also offers DTC digital spend optimization capabilities that compete primarily with home grown systems that buyers use to aggregate multiple sources of digital customer acquisition. As the number of digital consumer acquisition sources grows, the complexity and cost of managing those sources continues to increase. As a result, over time we have seen significant increases in the number of participants on our platform, further enhancing our scale and return on investment to all our partners. We have deep integrations with our partners that are costly and time consuming to implement. We believe our scale makes it hard for new entrants to gain direct access to buyers and sellers and replicate what we have built over the years.
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
Seasonality
Our results are subject to significant seasonal fluctuations as a result of vertical level seasonality. Our property & casualty insurance vertical is typically characterized by seasonal weakness during our fourth quarter due to lower customer acquisition budgets from buyers and lower supply of Consumer Referrals during the holiday period. During our first quarter, our P&C insurance vertical typically exhibits seasonal strength as customer acquisition budgets from our buyers and Consumer Referral volume from our sellers both increase sequentially.

Our health insurance vertical typically experiences seasonal strength during the fourth quarter due to a material increase in Consumer Referrals and a related increase in customer acquisition budgets in connection with the Medicare annual enrollment period, which generally runs from October 15 to December 7 each year, and the under-65 health insurance open enrollment period, which generally runs from November 1 through December 15 in many states, with the last ending on January 31st of the following year. Customer acquisition spending in our health insurance vertical is typically lower during the other quarters of the year because most consumers enroll in these plans during the annual and open enrollment periods. The seasonal strength in the fourth quarter results in a higher level of accounts receivable related to our health insurance vertical as of our fiscal year-end, which are typically collected during the subsequent first quarter.
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
Because we collect, process, store, share, disclose, transfer and use consumer information and other data and engage in marketing and advertising activities via the phone, email and text messages, we are also subject to laws and regulations that address privacy, data protection and collection, storing, sharing, use, disclosure, retention, security, protection transfer and other processing of personal information and other data, including the California Online Privacy Protection Act, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and other state privacy laws, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), Canada’s Anti-Spam Law (“CASL”), the Telephone Consumer Protection Act of 1991 (the “TCPA”), the U.S. Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(c) of the Federal Trade Commission Act, the Federal Trade Commission’s Telemarketing Sales Rule, the EU’s General Data Protection Regulation (“GDPR”), supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, and the EU’s ePrivacy Directive, which is expected to be replaced by the EU’s ePrivacy Regulation, which is still under development and will replace current national laws that implement the ePrivacy Directive. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. We take a variety of technical and organizational security measures and other measures to protect our data, including data pertaining to our end consumers, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.
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
Employees
We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include hands-on work no matter what the experience level, intellectual curiosity, open-mindedness, growth mindset, and deeply caring about the quality of work. As of December 31, 2023, we had 137 full-time employees. The human capital measures and objectives that we focus on in managing our business include talent acquisition and retention, employee engagement, development and training, diversity and inclusion, compensation and pay equity, and employee health and welfare. None of our employees are represented by a collective bargaining unit or are a party to a collective bargaining agreement.
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
We seek to achieve our business objectives through a deep commitment to talent development. Our talent development efforts include quarterly goals, “lunch and learn” events, individualized professional development plans, management training, internal workshops, guest speakers, and book club discussions related to enhancing business skills.
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

Community Involvement
We aim to enhance the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer employees the opportunity to give back to charities of their choice and the Company matches team member contributions to qualified 501(c)(3) organizations, up to $2,500 per team member per calendar year and also by offering employees paid volunteer time each year. We also offer company-sponsored volunteer events to our employees.
Employee Health and Welfare
Our employee benefits package is tailored to meet a variety of our employees’ needs, including generous health insurance benefits, 401(k) matching contributions, generous parental and other leave benefits, open paid time-off, and a charitable giving program for employees to support causes and organizations that have special meaning to them.
We employ a hybrid work schedule, with most employees working in one of our offices two days per week, and working remotely on other days, to offer employees the flexibility they need to balance their personal and work lives. To cover the costs and help ease the stress of working from home, we provide our employees with benefits such as internet and cell phone reimbursement, office supply purchasing, flexible work schedules, and access to other tools. We monitor and follow the advice of the public health authorities in the areas where our offices are located.
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
We derive a large portion of our revenue from our demand partners through their purchases of Consumer Referrals provided by our supply partners. A limited number of our demand and supply partners account for a substantial portion of our business. Our largest demand partner represented 7% and 10% of our revenue for the years ended December 31, 2023 and 2022, respectively, and our next largest demand partner represented 6% and 5% of revenue for the years ended December 31, 2023 and 2022, respectively. Our top 20 demand partners represented 41% and 46% of our revenue for the years ended December 31, 2023 and 2022, respectively.
The majority of our agreements with our demand and supply partners do not include minimum transaction volume commitments, and accordingly, our supply partners can reduce or cease the volume of Consumer Referrals they provide to our platform, and/or our demand partners can reduce or cease their purchasing on our platform at any time. In addition, many of our agreements with our demand and supply partners are terminable by the partner without cause upon 30 or 60 days’ notice. Should we become dependent on fewer demand or supply partner relationships (whether as a result of the termination of existing relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with, or demand for our Consumer Referrals from, our demand or supply partners, which in turn could harm our business, financial condition, operating results, cash flows, and prospects. We expect to obtain payment from our demand partners for work performed and maintain an allowance against receivables for potential losses on partner accounts. Actual losses on partner receivables could differ from those that we have historically experienced or currently anticipate and, as a result, we may need to adjust our allowances. We may not accurately assess the creditworthiness of our partners. As a result, this could cause partners to delay payments to us, request modifications to their payment arrangements that could extend the timing of cash receipts, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our business, financial condition, operating results, cash flows, and prospects could be adversely affected.
Our business is highly subject to business cycles and risks related to the property & casualty insurance, health insurance, and life insurance industries.
We derive a substantial majority of our revenue from sales of Consumer Referrals to property & casualty insurance carriers, health insurance carriers, and life insurance carriers. Revenue from our insurance verticals accounted for 96.6% and 95.5% of our total revenue for the years ended December 31, 2023 and 2022, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our demand partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers began to reduce their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues, and those reductions continued and in many cases worsened during 2022 and 2023. These reductions have materially and adversely affected our operating results, and the timing and extent of recovery from this hard market cycle are difficult to predict. We will likely experience similar insurance industry cycles in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
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
Demand partners who access our platform can attract consumers directly through their own customer acquisition strategies, including third-party online platforms and other methods of distribution, or obtain similar services from our competitors. Similarly, supply partners can seek to monetize high-intent consumers or maximize the value of non-converting consumers on their websites by building their own solutions or turning to other service providers, including our competitors.
The majority of our demand partners do not have exclusive relationships with us, and they may change the manner in which they market and distribute their products. They can attract consumers directly through their own customer acquisition strategies, including third-party online platforms and other methods of distribution, such as referral arrangements, physical storefront operations or broker agreements. Such demand partners also may obtain Consumer Referrals through one or more online competitors of our business. If such demand partners determine to compete directly with us or choose to favor one or more third-party platforms, they could cease or reduce purchases of Consumer Referrals on our platform. In our insurance verticals, if consumers seek insurance policies directly from insurance carriers, or if insurance carrier partners seek Consumer Referrals through our competitors or cease providing us with access to their systems or information, the number of transactions by demand partners on our platform may decline, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
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
Finding, developing, and retaining high quality Consumer Referrals on a cost-effective basis is challenging because competition for web traffic among companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in web traffic costs, declining margins, and reduction in revenue. In addition, if we expand the scope of our services and/or served markets, we may compete with a greater number of technology companies, websites, buyers, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Consumer Referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match Consumer Referrals with buyers and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of Consumer Referral inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to Consumer Referrals or web traffic more generally, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from the DTC distribution channel may affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other technology companies engaged in digital customer acquisition deliver to partners, we could lose partners and market share, and our revenue may decline.
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
We have experienced rapid growth in recent years and anticipate further growth in the future. This growth has placed, and will continue to place, significant demands on management and our operational infrastructure. As we continue to grow, we must continue to maintain and enhance our platform and information technology infrastructure, as well as our financial and accounting systems and controls. We must also continue to attract, train and retain a significant number of qualified information technology and other personnel, and to effectively integrate, develop, and motivate our employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our business, financial condition, operating results, cash flows, and prospects.
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
Our business depends on our ability to retain our key executives and management, including Steven Yi, Chief Executive Officer and Co-Founder, and Eugene Nonko, Chief Technology Officer and Co-Founder, and to hire, develop, and retain other key employees. Our ability to expand our business depends on our being able to hire, train, and retain sufficient numbers of experienced information technology employees, as well as data analytics, product and account management, and other personnel. Our success in recruiting highly skilled and qualified employees can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. This demand is particularly acute in the Seattle, Washington area, where our technology and engineering team is based. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or other key employees could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Most of our executive officers and other key employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Key executives and other employees have left our company to pursue other opportunities in the past, and may do so in the future. If we do not succeed in attracting well-qualified employees or retaining and motivating our existing employees, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
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

•liability for activities of the acquired company, including intellectual property infringement claims, privacy issues, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquisition of the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
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
Our success depends on our suppliers’ ability to attract online visitors to their websites and our ability to attract online visitors to our proprietary websites, and to convert them into Consumer Referrals for our partners in a cost-effective manner. We depend on internet search companies to direct a substantial share of visitors to our suppliers’ websites and our proprietary websites. Search companies offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the buyer’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality. If one or more of the search engines or other online sources on which we or our suppliers rely for purchased listings modifies or terminates its relationship with us or decides to decrease its rating of the relevance and quality of our suppliers’ or our proprietary websites, our expenses could rise, we could lose consumers, and traffic to our suppliers’ websites and our proprietary websites could decrease, which could in turn decrease the amount and quality of Consumer Referrals made available for sale on our platform. Any of the foregoing could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

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
In addition, search engine companies periodically change their advertising policies, or implement new policies, which can affect the placement of our paid search results in listings (or even our ability to participate in paid search result listing at all), reducing the number of visitors to our owned and operated and third-party publishers’ websites. For example, in April 2021, Google implemented a new policy requiring paid search advertisers to be licensed health insurance brokers to bid on health insurance-related keywords, which required us to become a licensed health insurance broker in all 50 states and the District of Columbia to be able to continue bidding on such keywords. Any such new or revised policies implemented in the future, or the loss of insurance licenses in particular states, could have a material adverse impact on our or our suppliers’ ability to drive traffic to our respective websites, which could result in a smaller supply of Consumer Referrals available on our platform to our demand partners and thus lower revenue, which would have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
On July 29, 2021, our subsidiary QuoteLab, LLC entered into the First Amendment to the 2020 Credit Agreement (“Existing Credit Agreement”), as amended, which provides for the 2021 Term Loan Facility and the 2021 Revolving Credit Facility (collectively “2021 Credit Facilities”). The 2021 Revolving Credit Facility is available for general corporate purposes. The 2021 Credit Facilities will mature on July 29, 2026.
As of December 31, 2023, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $171.0 million and our borrowing capacity under the 2021 Revolving Credit Facility was $45.0 million. In addition, we may in the future decide to incur additional indebtedness.
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
•limiting our ability to plan for and respond to business opportunities or changes in our business or industry; and
•placing us at a competitive disadvantage compared with our competitors that have less debt or better debt servicing options.
In addition, our indebtedness under the 2021 Credit Facilities bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. For example, interest paid on the 2021 Credit Facilities during the year ended December 31, 2023 was $13.8 million, an increase of $6.7 million, or 95%, compared with the year ended December 31, 2022, due to rising interest rates. If the market rate of interest increases, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs.
The Existing Credit Agreement requires us to comply with certain financial covenants, including maintaining specific financial ratios. These ratios are based in part on our Consolidated EBITDA, as defined in the Amended Credit Agreement. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. These reductions continue to impact revenue from our P&C insurance vertical and we are currently unable to predict the timing or slope of a recovery in this vertical. In the event that we are unable to generate the levels of Consolidated EBITDA required to maintain compliance with such financial covenants, we may need to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital.
We may not have sufficient funds, and may be unable to generate sufficient cash flows from operations, to pay the amounts due under our existing debt instruments. Failure to make payments or comply with other covenants under our existing or future debt instruments could result in an event of default. Upon the maturity of the 2021 Credit Facilities, or earlier if an event of default occurs and the lender accelerates the amounts due, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests, if any, in the collateral securing such indebtedness, which includes or could include substantially all of our assets. In addition, the covenants and other terms of our existing or future debt instruments could interfere with our execution of our growth strategy and limit our ability to obtain additional debt financing. Any of these events could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
We have incurred significant net losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred net losses in the past, and we have an accumulated deficit of $522.6 million at December 31, 2023. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain or increase our profitability.
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
In addition, we have in the past been, and may in the future be subject to audits of our income, sales, and other taxes by U.S. federal, state and local taxing authorities, and foreign authorities. Outcomes from these audits could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
Risks related to information security and privacy, the integrity of our platform, and our intellectual property
Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or those of our partners or third-party service providers.
Our systems and those of our partners and third-party service providers could be vulnerable to cyber-attacks by third parties seeking unauthorized access to our data or data of our partners or consumers, or to disrupt our ability to provide service. Our operations involve the collection, storage, processing, and transmission of a large amount of data, including personal information, and security breaches could result in the loss or exposure of this information, which could result in potential liability, litigation and remediation costs, as well as reputational harm, or otherwise materially disrupt our operations, any of which could have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, ransomware, viruses, phishing attacks, denial of service or other attacks, breach by intentional or negligent conduct on the part of employees or other internal sources, unauthorized access to data and other electronic security breaches. Concerns about security increase when information (including personal data) is transmitted electronically, as is the case with both our technology platform and our other information technology systems, as such transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our buyers, sellers, and third-party service providers. Further, outside parties may attempt to fraudulently induce our employees, partners or third-party service providers to disclose sensitive information in order to gain access to our systems. Infiltration of our systems or those of our partners and third-party service providers could lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential or otherwise protected information (including personal data) and the corruption of data. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data. Although we are not aware of any material information security breaches to date, we have detected common types of attempts to attack our information systems and data.
If we or any of our partners or third-party service providers experience security breaches that cause interruptions to the services we provide, or the loss or unauthorized disclosure or use of confidential information, it could cause partners or consumers to lose confidence and trust in us and our services, terminate data integrations with us, or stop using our platform or websites entirely, which could have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
We take efforts to protect our systems and data, including establishing cybersecurity policies and processes, performing risk assessments to aid in the identification and mitigation of threats, and implementing technological measures designed to provide multiple layers of security. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime, and these efforts may not be successful in preventing, detecting, or stopping attacks. The sophistication and resources of cyber criminals and other threat actors continue to increase, and the techniques they use to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and often originate from less regulated and remote areas around the world. As a result, we may be unable to proactively implement adequate preventative measures, to react in a timely manner to any cyber-attacks or other security incidents, or to successfully implement remediation efforts. Controls employed by our information technology department and our partners and third-party service providers, including cloud vendors, could prove inadequate. We also have employees and contractors located outside of the United States, which may subject us to greater risk of cyberattacks. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, encryption and authentication technology, employee communications, and other functions, and we also have data integrations with certain partners, both of which may increase the risk of cybersecurity attacks and loss, corruption, or unauthorized publication of our information or the confidential information of consumers and employees. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate. Although we generally have agreements relating to cybersecurity and data privacy in place with our partners and third-party service providers, they are limited in nature and we cannot assure you that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate or any reimbursement from our partners or third-party service providers in the event we should suffer any such incidents.
Any or all of the issues above could adversely affect our ability to attract new partners and continue our relationship with existing partners, cause our partners to cancel their contracts with us or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, cybersecurity breach or other security incident that we or our partners could experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our services and disrupt our normal business operations. In addition, it may require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have a substantial adverse effect on the price of our Class A common stock.
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

In addition, we may be unable to halt the operations of third-party websites that aggregate or misappropriate our data, and such activity could harm our business, financial condition, operating results, cash flows, and prospects.

If we are unable to adequately obtain, maintain, protect or enforce our intellectual property rights, proprietary systems, technology and brand, our ability to compete could be harmed.
Our ability to compete effectively depends upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, proprietary systems, technology and brand. We rely on a combination of trade secret, trademark and copyright law, confidentiality agreements, and technical measures to establish, maintain and protect our intellectual property rights and technology. These laws are subject to change at any time and could further limit our ability to protect our intellectual property rights. Additionally, there is uncertainty concerning the scope of intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Despite our efforts to obtain, maintain, protect, and enforce our intellectual property rights, these efforts may not be sufficient to effectively prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information or to prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights and offering similar or superior functionality. To the extent we are able to obtain enforceable intellectual property rights, such intellectual property rights may not prevent third parties from reverse engineering our proprietary information or independently developing product and service technology offerings and services similar to or duplicative of our product and service offerings. For example, monitoring and protecting our intellectual property rights can be challenging and costly and we may not be effective in policing or prosecuting such unauthorized use or disclosure.
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
Our proprietary predictive modeling tools and machine learning algorithms may not operate properly or as we expect them to, which could detrimentally impact our buyers’ advertising campaigns. Moreover, our proprietary predictive modeling tools and machine learning algorithms may lead to unintentional bias and discrimination.
We use proprietary predictive modeling tools and machine learning algorithms in our product offerings. The data that we gather from interactions with consumers is evaluated and curated by proprietary predictive modeling tools and machine learning algorithms. The continuous development, maintenance, and operation of our data analytics infrastructure is expensive and complex, and may involve unforeseen difficulties, including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary predictive modeling tools and machine learning algorithms from operating properly. If our data analytics do not function reliably, this could negatively impact either the bidding experience for buyers on our platform or our ability to filter bids as part of the bid screening process or accurately predict a consumer’s buying behavior. Any of these situations could result in buyers’ dissatisfaction with us, which could cause our buyers to stop using our platform or prevent prospective buyers from using our platform. Additionally, our proprietary predictive modeling tools and machine learning algorithms may lead to unintentional bias and discrimination, which could subject us to legal or regulatory liability as well as reputational harm. Any of these eventualities could result in a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies and technology companies in general. The effects of recently imposed and proposed governmental antitrust actions are uncertain because of the dynamic nature of such actions. Scrutiny and regulation of the technology industry may increase, which could require us to devote significant legal and other resources to addressing such scrutiny and regulation. The growth and development of the technology industry in general may prompt calls for greater enforcement of U.S. and/or state antitrust laws, which may impose additional burdens on companies such as ours. Regulatory agencies may also enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another. On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. We are cooperating with the FTC. If, as a result of the FTC’s request, proceedings are initiated and we are found to have violated one or more applicable laws, we may be subject to monetary penalties and/or required to change one or more of our related business practices, any of which could have a material adverse effect on our business, results of operations or financial condition.
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
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact our business or those of our insurance partners. For example, CMS has recently made significant changes in the regulations regarding how Medicare plans may be marketed and sold, and may make additional changes in the future. In addition, CMS has recently proposed changes in the regulations regarding the compensation of Medicare brokers and the maximum duration of short-term, limited-duration health insurance plans, These or other changes have impacted and could in the future impact the manner in which we or our partners are permitted to conduct business, which could negatively affect our and/or their marketing practices, budgets, and overall level of business with us, which could adversely impact our business, financial condition, operating results, cash flows, and prospects.
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
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal information and other data, including the California Online Privacy Protection Act, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and other state privacy laws, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991 (the “TCPA”), the U.S. Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(c) of the Federal Trade Commission Act, the FTC’s Telemarketing Sales Rule (the “TSR”), the EU’s General Data Protection Regulation, supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Although we endeavor to comply with our published policies and documentation and ensure their compliance with current laws, rules and regulations, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action in the U.S. if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities, private parties or others. In many jurisdictions, enforcement actions and consequences for non-compliance are rising.
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
We and our partners make telephone calls and send emails and text messages to potential and existing consumers, which are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the TCPA and TSR.
The TCPA prohibits companies from making telemarketing calls using an automated telephone dialing system (ATDS) or artificial or prerecorded voice technology (collectively, “robocalls”), or to numbers listed in the Federal Do-Not-Call Registry, and imposes other obligations and limitations on making phone calls and sending text messages to consumers, in either case without the prior consent of the consumer. The TSR prohibits robocalls unless the caller has obtained prior express written consent directly from the consumer following clear and conspicuous disclosure. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. Failure of our partners to comply with these and similar laws, rules and regulations may subject us to claims by regulatory authorities and/or private plaintiffs. However, because our Supply Partners may acquire Consumer Referrals from third-party suppliers, and our Demand Partners may resell Consumer Referrals to third-party advertisers, with whom we do not have direct contractual relationships, we may not be able to monitor their compliance activity effectively. Our failure to comply with obligations and restrictions related to telephone, text message, and email marketing, or similar failures by our Supply Partners or Demand Partners (or third parties with whom they work), could subject us and them to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm, directly or indirectly, our business, financial condition, operating results, cash flows, and prospects.
The laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the industry, regulatory priorities or consumer preferences may lead to the adoption of additional laws or regulations or changes in the manner in which existing laws and regulations are interpreted or enforced, which could have a material adverse effect on our business.
For example, in 2023 the FTC started taking a new position (in public statements and enforcement actions) that consent to receive robocalls under the TSR must be received directly from the consumer, rather than through a third party such as a lead generator. In addition, in December 2023, the FCC adopted new rules which, among other things, amend the consent requirements of the TCPA to require that prior express written consent to receive robocalls made for telemarketing purposes may only be given to one caller at a time, and that such robocalls be “logically and topically associated” with the interaction that prompted the consent. The new rules will be effective starting January 27, 2025, and will further restrict our and our partners’ ability to contact potential and existing consumers by phone and text, as well as subject us and our partners to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. This may have an adverse impact on the demand for leads and calls by Demand Partners and the ability of Supply Partners to generate such leads on a cost-effective basis. A reduction in the volume of leads and calls supplied to our marketplaces, or a reduction in the ability of our owned and operated lead generation websites to generate such leads and calls profitably, could harm our business, financial condition, operating results, cash flows, and prospects. In addition, the new rules could increase the risk of claims made against us or our partners by private plaintiffs alleging violations of the TCPA, which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
In addition to other factors that cause our results of operations to fluctuate, our results are also subject to significant seasonal and cyclical fluctuation. Our P&C insurance vertical is typically characterized by seasonal weakness during our fourth quarter due to lower customer acquisition budgets from buyers and lower supply of Consumer Referrals during the holiday period. During our first quarter, our P&C insurance vertical typically exhibits seasonal strength as customer acquisition budgets from our buyers and Consumer Referral volume from our sellers both increase sequentially. Our health insurance vertical typically experiences seasonal strength during the fourth quarter due to a material increase in Consumer Referrals and a related increase in customer acquisition budgets in connection with the Medicare annual enrollment period, which generally runs from October 15 to December 7 each year, and the under-65 health insurance open enrollment period, which generally runs from November 1 through December 15 in many states, with the last ending on January 31st of the following year. Customer acquisition spending in our health insurance vertical is typically lower during the other quarters of the year because most consumers enroll in these plans during the annual and open enrollment periods.
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
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to avoid potential future material weaknesses. If we identify any material weaknesses in the future and are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.
Risks related to our Class A common stock
The market price of our Class A common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, price and times desired.
The market price of our Class A common stock has been highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. Shares of technology companies have historically experienced levels of volatility that can exceed the overall market. Since shares of our Class A common stock were initially sold in the IPO in October 2020 at a price of $19.00 per share, the low and high closing sales prices of our Class A common stock ranged from $5.36 to $64.11 per share, respectively, through December 31, 2023.
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
As of December 31, 2023, 47.4 million Class A-1 units and 18.1 million Class B-1 units were outstanding. Each Class B-1 unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock (or, at our election, cash of an equivalent value). Substantially all of such shares may be resold at any time, subject in certain cases to compliance with Rule 144 under the Securities Act. In November 2021, pursuant to a registration rights agreement with certain of our existing investors, including White Mountains, Insignia, and the Senior Executives, we registered certain of their shares of our Class A common stock, including those delivered in exchange for Class B-1 units, for resale, of which 34.3 million shares remained registered and available for sale as of November 30, 2023. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital in the future by selling shares of our Class A common stock or other equity securities at a time and price that we deem appropriate.
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
The payments that we may make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, if all of the Class B-1 units were acquired by us in taxable transactions at December 31, 2023 for a price of $11.15 (which is the last reported sale price of our Class A common stock as of December 31, 2023 on the NYSE) per Class B-1 unit, we estimate that the amount that we would be required to pay under the tax receivables agreement could be approximately $160 million. The actual amount we will be required to pay under the tax receivables agreement may be materially greater than this hypothetical amount as potential future payments will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character, and timing of our income and the tax rates then applicable. Payments under the tax receivables agreement are not conditioned on Insignia’s, the Senior Executives’, or White Mountains’ continued ownership of any of our equity. Based on our recent history of pre-tax losses, the Company does not believe it will generate sufficient future taxable income to utilize the related tax benefits in the foreseeable future and therefore will not be required to make any payments under the tax receivable agreement.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy

Our technology platform and other information systems are subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws and other litigation and legal risk, and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices. We are currently pursuing a SOC 2 Type 2 Report, and are working to achieve compliance with the National Institute of Standards and Technology (“NIST”) 800-171 Cybersecurity Framework.

We have strategically integrated cybersecurity risk management into our broader Enterprise Risk Management Plan to promote a company-wide culture of cybersecurity risk management. An analysis of the potential threat facing the organization tempered with the level of vulnerability to that threat is used to determine the likelihood of risk.

We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence and at least annually. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We generally require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

We use third-party service providers to assist us from time to time to identify and monitor material risks from cybersecurity threats, including legal counsel and other professional services firms, threat intelligence services, and cybersecurity consultants.

We are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

Governance

The Board of Directors are acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Audit Committee of the Board has the primary responsibility to oversee effective governance in managing risks associated with cybersecurity threats. Our Audit Committee is composed of members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Our cybersecurity program is managed by a dedicated Chief Information Security Officer (“CISO”) with over 25 years of experience, who has held leadership roles during his career managing cybersecurity, information compliance and governance, privacy programs, and risk remediation. The CISO holds several certifications in cybersecurity-related areas, including Certified Information Systems Security Professional (CISSP), Certified in Risk and Information Systems Control (CRISC) and Certified Information Systems Auditor (CISA). The CISO, General Counsel, and the Chief Financial Officer (“CFO”) play a critical role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee, generally on a quarterly basis but at least annually, which encompass a broad range of topics, including:

•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and

•Compliance with regulatory requirements and industry standards.

The Audit Committee also conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies.

In the event of a cybersecurity incident, the CISO is equipped with a well-defined cyber crisis response plan. This plan includes assigning of the roles and duties of the crisis management team, immediate actions to mitigate the impact of the incident, and long-term strategies for remediation and prevention of future incidents.

All incidents are reported to the Security Steering Committee, and events that may result in a material loss are additionally reported to the Audit Committee and evaluated for public disclosure as well as disclosure to the appropriate authorities. The Audit Committee oversees management’s remediation actions relating to such events, and approves management’s assessment of the materiality of the event to the Company.
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
The content of Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Commitments and contingencies - Litigation and other matters" of this Annual Report on Form 10-K is hereby incorporated by reference in its entirety in this Item 3.
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
Holders of Record
As of January 31, 2024, there were 24 holders of record of our Class A common stock and 13 holders of record of our Class B common stock.  We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
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
Securities authorized for issuance under equity compensation plans
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Performance Graph

Comparison of Cumulative Return for MediaAlpha, Inc., the
Russell 3000 Index and S&P 500 Information Technology Index
MediaAlpha Inc
Russell 3000
S&P 500 Information Technology
$180
$160
$140
$120
$100
$80
$60
$40
$20
10/28/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023

The performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of MediaAlpha, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth above compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Russell 3000 Index and the S&P 500 Information Technology Index between October 28, 2020 (the date our Class A common stock commenced trading on NYSE) through December 31, 2023. All values assume a $100 initial investment and data for the Russell 3000 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended December 31, 2023:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October, 2023	—	—	N/A	N/A
November, 2023	85,933	9.56	N/A	N/A
December, 2023	—	—	N/A	N/A
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
We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission and is incorporated by reference, and should be referred to for information regarding this period.
Overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of P&C insurance, health insurance, and life insurance, supporting $571 million in Transaction Value across our platform from these verticals in the year ended December 31, 2023.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the year ended December 31, 2023, an average of 36.9 million consumers shopped for insurance products through the websites of our diversified group of supply partners and our proprietary websites each month, driving an average of 8.2 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Revenue	$388.1	(70.9)	(15.4)%	$459.1
Transaction Value[1]	$593.4	(144.1)	(19.5)%	$737.5
Contribution[1]	$78.1	(2.7)	(3.3)%	$80.8
Net (Loss)	$(56.6)	15.9	(21.9)%	$(72.4)
Adjusted EBITDA[1]	$27.1	4.3	18.6%	$22.9
1.Transaction Value is an operating metric not presented in accordance with GAAP. Adjusted EBITDA and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.” for additional information regarding the Company’s operating metrics and Non-GAAP metrics.

For the year ended December 31, 2023, we generated $388.1 million of revenue and $593.4 million of Transaction Value, representing decreases of 15.4% and 19.5%, respectively, compared with the year ended December 31, 2022, as challenging conditions in the personal auto insurance industry continued to pressure P&C carrier underwriting profitability and in turn customer acquisition investments on our platform. Many of our demand partners in our P&C vertical continued to experience higher-than-expected underwriting losses driven by inflation in automobile replacement and repair costs, leading them to reduce their customer acquisition spend until they obtain approval of premium increases from state regulators. As claims cost inflation has eased and P&C insurance carriers have received regulatory approval of premium increases, their combined ratios (their claims costs and operating expenses as a percentage of total premiums) have begun to improve, We expect a continuation of this improvement in 2024, which should result in significant increases in advertising spend as carriers turn their focus to acquiring new customers. In our health and life insurance verticals, we continue to capitalize on the shift to direct, digital distribution. In our Health vertical, we experienced an overall strong performance in Under 65 health insurance during the Affordable Care Act (ACA) Open Enrollment Period (OEP), offset in part by lower-than-expected performance in Medicare due to the headwinds encountered by our partners during the Medicare Annual Enrollment Period (AEP).
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $78.1 million for the year ended December 31, 2023, a year-over-year decline of 3.3%. Contribution Margin was 20.1%, compared with 17.6% in 2022. The increases in contribution margin was due primarily to mix driven increases in our P&C vertical as well as increases in Health Transaction Value.

Net loss for the year ended December 31, 2023 was $56.6 million, compared with a net loss of $72.4 million for the year ended December 31, 2022, driven primarily by higher income tax expense during the year ended December 31, 2022 due to recognition of valuation allowance against our deferred tax asset and higher interest expense during the year ended December 31, 2023, partially offset by a gain on reduction of liability pursuant to the Tax Receivables Agreement during the year ended December 31, 2022.

Adjusted EBITDA for the year ended December 31, 2023 was $27.1 million, a year-over-year increase of 18.6%, due primarily to lower personnel costs resulting from employee terminations and lower directors and officers insurance premiums.

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
Transaction Value
Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform declined to $593.4 million for the year ended December 31, 2023 from $737.5 million for the year ended December 31, 2022, due primarily to a decrease in customer acquisition spending by P&C insurance carriers in response to significant reductions in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the year ended December 31, 2023, 93% of total insurance Transaction Value executed on our platform came from demand partner relationships in existence during 2022.
Our demand and supply partners
Our success depends on our ability to retain and grow the number of demand and supply partners on our platform. The aggregate number of demand and supply partners active on our platform, excluding our agent buyers, was approximately 1,230 for the years ended December 31, 2023 and 2022, driven by increased engagement in our Health vertical. We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We obtain these Consumer Referrals from our diverse network of supply partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the year ended December 31, 2023, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls and leads purchased by insurance buyers on our platform increased to 98.8 million for the year ended December 31, 2023 from 90.4 million for the year ended December 31, 2022. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, such as native, social, and display advertising.
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
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles in the auto insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. We believe that the auto insurance industry has been in a "hard” market since the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation. While we expect this improvement to continue, driving increases in P&C insurance revenue over the course of 2024 as more carriers reach rate adequacy and return their focus to acquiring new customers, we are currently unable to accurately predict the timing or slope of a recovery from this cyclical downturn, or its impact on our revenue from the P&C insurance vertical or our profitability, beyond the first quarter of 2024.

Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"), and the Federal Communications Commission has recently adopted changes to the consent rules under the Telephone Consumer Protection Act of 1991 (“TCPA”). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how these changes may ultimately be implemented and/or interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and a number of other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, Virginia, and Washington, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to Federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.”
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
Cost of revenue
Our cost of revenue is comprised primarily of revenue share payments to suppliers and traffic acquisition costs paid to search engines and social media platforms, as well as telephony infrastructure costs, internet and hosting costs, and merchant fees, and includes salaries, wages, equity-based compensation, the cost of health and other employee benefits for employees engaged in media buying, and other expenses including allocated portion of rent and facilities expenses.
Sales and marketing
Sales and marketing expenses consist primarily of an allocation of personnel expenses for employees engaged in demand side and supply side business development and marketing, and include salaries, wages, equity-based compensation, and the cost of health and other employee benefits. Sales and marketing expenses also include costs related to attracting partners to our platform, including marketing and promotions, tradeshows and related travel and entertainment expenses. Sales and marketing expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.
Product development
Product development expenses consist primarily of an allocation of personnel expenses for employees engaged in technology, engineering and product development and include salaries, wages, equity-based compensation, and the cost of health and other employee benefits. Product development expenses also include an allocated portion of rent and facilities expenses and depreciation and amortization expense.
General and administrative
General and administrative expenses consist primarily of an allocation of personnel expenses for executive, finance, legal, people operations, and business analytics employees, and include salaries, wages, equity-based compensation, and the cost of health and other employee benefits. General and administrative expenses also include professional services, an allocated portion of rent and facilities expenses and depreciation and amortization expense, and any change in fair value of contingent consideration.
Other expense (income), net
Other expense (income), net consists primarily of income and expenses not incurred by us in our ordinary course of business and that are not included in any of the captions above. Other expense, net for the year ended December 31, 2023 consisted primarily of an impairment charge related to our cost method investment. Other (income), net for the year ended December 31, 2022 consisted primarily of a gain on reduction of liability pursuant to the Tax Receivables Agreement (“TRA”) offset in part by an impairment charge related to our cost method investment.
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our 2021 Credit Facilities and the amortization of deferred financing costs associated with these arrangements. See “Liquidity and capital resources-Financing activities” below.

Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of December 31, 2023, our ownership interest in QLH was 72.3%.
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
Results of operations
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
(in thousands)
Revenue	$388,149	100.0%	$459,072	100.0%
Costs and operating expenses
Cost of revenue	321,437	82.8%	389,013	84.7%
Sales and marketing	25,432	6.6%	28,816	6.3%
Product development	18,458	4.8%	21,077	4.6%
General and administrative	62,746	16.2%	55,556	12.1%
Total costs and operating expenses	428,073	110.3%	494,462	107.7%
(Loss) from operations	(39,924)	(10.3)%	(35,390)	(7.7)%
Other expense (income), net	1,779	0.5%	(75,094)	(16.4)%
Interest expense	15,315	3.9%	9,245	2.0%
Total other expense (income), net	17,094	4.4%	(65,849)	(14.3)%
(Loss) income before income taxes	(57,018)	(14.7)%	30,459	6.6%
Income tax (benefit) expense	(463)	(0.1)%	102,905	22.4%
Net (loss)	$(56,555)	(14.6)%	$(72,446)	(15.8)%
Net (loss) attributable to non-controlling interest	(16,135)	(4.2)%	(14,780)	(3.2)%
Net (loss) attributable to MediaAlpha, Inc.	$(40,420)	(10.4)%	$(57,666)	(12.6)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.89)		$(1.37)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	45,573,416		41,944,874

Revenue
The following table presents our revenue, disaggregated by vertical, for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Property & casualty insurance	$164,234	(60,132)	(26.8)%	$224,366
Percentage of revenue	42.3%			48.9%
Health insurance	186,275	(1,117)	(0.6)%	187,392
Percentage of revenue	48.0%			40.8%
Life insurance	24,287	(2,424)	(9.1)%	26,711
Percentage of revenue	6.3%			5.8%
Other	13,353	(7,250)	(35.2)%	20,603
Percentage of revenue	3.4%			4.5%
Revenue	$388,149	(70,923)	(15.4)%	$459,072
The decrease in P&C insurance revenue for the year ended December 31, 2023, compared with the year ended December 31, 2022, was due primarily to a decrease in customer acquisition spending by P&C carriers in response to lower than expected underwriting profitability. The auto insurance industry began to experience a cyclical downturn in the second half of 2021, with many P&C insurance carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, leading them to reduce their customer acquisition spending on our platform until they obtain regulatory approval to increase their premium rates. Though we continue to expect P&C insurance revenue to increase over the course of 2024 as more carriers reach rate adequacy and resume competing for market share, we are currently unable to accurately predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the first quarter of 2024.
The decrease in health insurance revenue for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven primarily by a decrease in the supply of Consumer Referrals from our Medicare supply partners due to challenges in complying with recent changes in marketing regulations, offset in part by increased advertising spend from our under 65 health insurance partners.
The decrease in life insurance revenue for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven by a continued reduction in consumers shopping for life insurance as concerns related to the COVID-19 pandemic eased, as well as by a shift in focus by a key supply partner from Life insurance to our Health vertical.
The decrease in other revenue for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven primarily by lower revenue from our travel vertical, as a significant increase in cost of acquisition for publishers reduced the supply of Consumer Referrals to our marketplaces.
Cost of revenue
The following table presents our cost of revenue for the years ended December 31, 2023 and 2022 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Cost of revenue	$321,437	(67,576)	(17.4)%	$389,013
Percentage of revenue	82.8%			84.7%

The decrease in cost of revenue for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven primarily by lower revenue share payments to suppliers due to the overall decrease in revenue as well as lower media costs during the year ended December 31, 2023.
As we experience changes in revenue, we expect the relationship between our costs and revenue to remain generally in line with our historical results.
Sales and marketing
The following table presents our sales and marketing expenses for the years ended December 31, 2023 and 2022 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Sales and marketing	$25,432	(3,384)	(11.7)%	$28,816
Percentage of revenue	6.6%			6.3%
The decrease in sales and marketing expenses for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven primarily by a decrease in equity-based compensation expense of $1.8 million and a decrease in other personnel-related costs of $2.1 million, which were related to lower employee headcount resulting primarily from the reduction in force plan implemented by us in May 2023 (RIF Plan), offset in part by an increase in amortization expense of $0.9 million related to the amortization of intangible assets arising from our acquisition of CHT.
Product development
The following table presents our product development expenses for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Product development	$18,458	(2,619)	(12.4)%	$21,077
Percentage of revenue	4.8%			4.6%
The decrease in product development expenses for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven primarily by a decrease in equity-based compensation expense of $1.8 million and a decrease in other personnel-related costs of $0.4 million, which were related to lower employee headcount resulting primarily from the RIF Plan.
General and administrative
The following table presents our general and administrative expenses for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
General and administrative	$62,746	7,190	12.9%	$55,556
Percentage of revenue	16.2%			12.1%
The increase in general and administrative expenses for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven primarily by a gain of $7.0 million recorded during the year ended December 31, 2022 on remeasurement of the contingent consideration related to CHT , as well as to a $5.2 million increase in legal costs associated primarily with the civil investigative demand from the Federal Trade Commission and a legal settlement unrelated to our core operations, offset in part by a $2.4 million decrease in directors and officers insurance premiums, a $2.7 million decrease in accounting and professional fees, and a $1.8 million decrease in equity-based compensation.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in cost of revenue and operating expenses for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Cost of revenue	$3,875	241	6.6%	$3,634
Sales and marketing	8,654	(1,791)	(17.1)%	10,445
Product development	7,719	(1,817)	(19.1)%	9,536
General and administrative	33,073	(1,784)	(5.1)%	34,857
Total	$53,321	(5,151)	(8.8)%	$58,472
The decrease in equity-based compensation expense for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven primarily by lower employee headcount, resulting primarily from the RIF Plan and as the majority of the RSUs granted at IPO became fully vested during the fourth quarter of 2023, offset in part by higher expenses related to annual awards of RSUs granted to employees,
Amortization
The following table presents our amortization of intangible asset expense that was included in operating expenses for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Sales and marketing	$6,157	861	16.3%	$5,296
General and administrative	760	301	65.6%	459
Total	$6,917	1,162	20.2%	$5,755
The increase in amortization expense for the year ended December 31, 2023, compared with the year ended December 31, 2022, was related to intangible assets arising from our acquisition of CHT, which was completed in April 2022.
Other expense (income), net
The following table presents our other expense (income) for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Other expense (income), net	$1,779	76,873	n/m	$(75,094)
Percentage of revenue	0.5%			(16.4)%
For the year ended December 31, 2023, other expense (income), net consisted primarily of charges related to the impairment of our cost method investment of $1.4 million. For the year ended December 31, 2022, other expense (income), net consisted primarily of a gain on reduction of our liability pursuant to the TRA of $83.3 million resulting from remeasuring of the non-current portion of liability to zero as of December 31, 2022 after we concluded that payments under the agreement are no longer probable, offset in part by charges related to the impairment of our cost method investment of $8.6 million.

Interest expense
The following table presents our interest expense for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Interest expense, net	$15,315	6,070	65.7%	$9,245
Percentage of revenue	3.9%			2.0%
The increase in interest expense for the year ended December 31, 2023, compared with the year ended December 31, 2022, was driven by an increase in the interest rate payable on amounts borrowed under the 2021 Credit Facilities, offset in part by the impact of lower outstanding balances in the current year period.
Income tax (benefit) expense
The following table presents our income tax (benefit) expense for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Income tax (benefit) expense	$(463)	(103,368)	n/m	$102,905
Percentage of revenue	(0.1)%			22.4%
For the year ended December 31, 2023, our income tax benefit of $0.5 million consisted primarily of the tax impacts of changes in our uncertain tax positions, as we recorded a valuation allowance against our current year losses. During the year ended December 31, 2022, our income tax expense consisted primarily of the tax impacts of an additional valuation allowance of $84.5 million that we recorded on our deferred tax assets, as based on our recent history of pre-tax losses we determined that the negative evidence outweighs the positive evidence and so it is more likely than not that our deferred tax assets will not be utilized.
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
Adjusted EBITDA is not presented in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. These limitations include the fact that Adjusted EBITDA excludes interest expense on debt, income tax benefit (expense), equity-based compensation expense, depreciation and amortization, and certain other adjustments that we consider to be useful to investors and others in understanding and evaluating our operating results. In addition, other companies may use other measures to evaluate their performance, including different definitions of “Adjusted EBITDA,” which could reduce the usefulness of our Adjusted EBITDA as a tool for comparison.
The following table reconciles Adjusted EBITDA with net (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Net (loss)	$(56,555)	$(72,446)
Equity-based compensation expense	53,321	58,472
Interest expense	15,315	9,245
Income tax (benefit) expense	(463)	102,905
Depreciation expense on property and equipment	353	392
Amortization of intangible assets	6,917	5,755
Transaction expenses(1)	641	636
SOX implementation costs(2)	—	110
Fair value adjustment to contingent consideration(3)	—	(7,007)
Impairment of cost method investment	1,406	8,594
Changes in TRA related liability(4)	6	(83,832)
Changes in Tax Indemnification Receivable(5)	639	(58)
Settlement of federal and state income tax refunds(6)	5	92
Legal expenses(7)	4,303	—
Reduction in force costs(8)	1,233	—
Adjusted EBITDA	$27,121	$22,858
(1)Transaction expenses for the year ended December 31, 2023 consist of $0.6 million of legal and accounting fees incurred by us in connection with the amendment to the 2021 Credit Facilities, the tender offer filed by the Company's largest shareholder in May 2023, and a resale registration statement filed with the SEC. Transaction expenses for the year ended December 31, 2022 consist of $0.6 million of legal, accounting and other consulting fees incurred by us in connection with our acquisition of CHT.
(2)SOX implementation costs consist of $0.1 million of expenses incurred by us for the year ended December 31, 2022 for third-party consultants to assist us with the development, implementation, and documentation of new and enhanced internal controls and processes for compliance with SOX Section 404(b).
(3)Fair value adjustment to contingent consideration for the year ended December 31, 2022 consists of $7.0 million of gain in connection with the remeasurement of the contingent consideration for the acquisition of CHT as of December 31, 2022.
(4)Changes in TRA related liability for the year ended December 31, 2023 consist of immaterial expense. Changes in TRA related liability for the year ended December 31, 2022 consist of $83.3 million of gain on reduction of liability pursuant to the TRA resulting from remeasuring of the non-current portion of liability to zero as we no longer consider the payments under the agreement to be probable.
(5)Changes in Tax Indemnification Receivable consists of $0.6 million of expense and $0.1 million of income incurred by us for the years ended December 31, 2023 and 2022, respectively, related to changes in the tax indemnification receivable recorded in connection with the Reorganization Transactions. The change also resulted in an expense/benefit of the same amount, which has been recorded within income tax (benefit) expense for the same periods.
(6)Settlement of federal and state tax refunds consist of immaterial expense and $0.1 million of expenses incurred by us for the years ended December 31, 2023 and 2022, respectively, related to reimbursement to White Mountains for federal and state tax refunds for the period prior to the Reorganization Transactions related to 2020 federal and state tax returns. The settlement also resulted in a benefit of the same amount, which has been recorded within income tax (benefit) expense for the same periods.
(7)Legal expenses of $4.3 million for the year ended December 31, 2023 consist of legal fees incurred in connection with the civil investigative demand received from the Federal Trade Commission (FTC) in February 2023 and costs associated with a legal settlement unrelated to our core operations.
(8)Reduction in force costs for the year ended December 31, 2023 consist of $1.2 million of severance benefits provided to the terminated employees in connection with the RIF Plan. Additionally, equity-based compensation expense includes $0.3 million of charges related to the RIF Plan for the year ended December 31, 2023.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Revenue	$388,149	$459,072
Less cost of revenue	(321,437)	(389,013)
Gross profit	$66,712	$70,059
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	3,875	3,634
Salaries, wages, and related	3,682	3,556
Internet and hosting	579	496
Depreciation	38	41
Other expenses	692	720
Other services	2,491	2,171
Merchant-related fees	32	109
Contribution	$78,101	$80,786
Gross Margin	17.2%	15.3%
Contribution Margin	20.1%	17.6%
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Our partners use our platform to transact via Open and Private Marketplace transactions. In our Open Marketplace model, Transaction Value is equal to revenue recognized and revenue share payments to our supply partners represent costs of revenue. In our Private Marketplace model, revenue recognized represents a platform fee billed to the demand partner or supply partner based on an agreed-upon percentage of the Transaction Value for the Consumer Referrals transacted, and accordingly there are no associated costs of revenue. We utilize Transaction Value to assess revenue and to assess the overall level of transaction activity through our platform. We believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.

The following table presents Transaction Value by platform model for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Open Marketplace transactions	$378,730	$445,950
Percentage of total Transaction Value	63.8%	60.5%
Private Marketplace transactions	$214,708	291,564
Percentage of total Transaction Value	36.2%	39.5%
Total Transaction Value	$593,438	$737,514
The following table presents Transaction Value by vertical for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
(in thousands)
Property & Casualty insurance	$277,552	$399,861
Percentage of total Transaction Value	46.8%	54.2%
Health insurance	259,822	251,400
Percentage of total Transaction Value	43.8%	34.1%
Life insurance	34,057	44,619
Percentage of total Transaction Value	5.7%	6.0%
Other	22,007	41,634
Percentage of total Transaction Value	3.7%	5.6%
Total Transaction Value	$593,438	$737,514
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Clicks	69.4%	75.3%
Calls	18.6%	15.3%
Leads	12.0%	9.4%

Segment information
We operate primarily in the United States and in a single operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. No expense or operating income is evaluated at a level below our consolidated financial statements. Since we operate in one operating segment and reportable segment, all required financial segment information can be found in the consolidated financial statements.
Number of demand and supply partners
The aggregate number of demand and supply partners on our platform determines in part the level of Consumer Referral demand and supply on our platform. We use the number of demand and supply partners on our platform to evaluate our current business performance and future business prospects.
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flow generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of December 31, 2023 and December 31, 2022, our cash and cash equivalents totaled $17.3 million and $14.5 million, respectively. As of December 31, 2023, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $171.0 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million.
We believe that our current sources of liquidity, which include cash flow generated from operations, cash and funds available under the 2021 Credit Facilities, will be sufficient to meet our projected operating and debt service requirements, and we expect that we will continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities or we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to further reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital. We have historically not used funds available under our credit facilities to fund our operations or to make payments required under our credit facilities.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending significantly to preserve their profitability. As claims cost inflation has eased and P&C insurance carriers have received regulatory approval of premium increases, their combined ratios (their claims costs and operating expenses as a percentage of total premiums) have begun to improve. As a result, we expect customer acquisition spend by P&C carriers to begin to improve during the first quarter of 2024, which is also the seasonally strongest quarter for our P&C insurance vertical, but we are currently unable to accurately predict the duration of this cyclical downturn or its impact on our revenue from the P&C insurance vertical, or our profitability, beyond the first quarter of 2024. In the event that our financial results are below our expectations due to continued hard market conditions in our primary vertical markets or other factors, we may need to take additional actions to remain in compliance with the financial covenants under the 2021 Credit Facilities. These reductions continue to impact revenue from our P&C insurance vertical, and we are currently unable to estimate their impact beyond the first quarter of 2024.
On April 1, 2022, we closed the acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") for cash consideration of $49.7 million at closing, plus contingent consideration of up to $20.0 million based on CHT’s achievement of revenue and profitability targets for the two successive twelve-month periods following the closing. We funded the transaction in part by drawing $25.0 million under the 2021 Revolving Credit Facility and the balance from cash on hand as of the closing. CHT was unable to meet its target for the first twelve-month period and is not expected to meet the target for the second twelve-month period as well, and accordingly, we do not expect to pay the contingent consideration for either period. As of December 31, 2023, we have repaid $20.0 million of the amounts drawn under the 2021 Revolving Credit Facility to fund the purchase price for this acquisition.

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
Cash flows
The following table presents a summary of our cash flows for the years ended December 31, 2023 and 2022, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2023	$	%	Year ended December 31, 2022
Net cash provided by operating activities	$20,231	(8,043)	(28.4)%	$28,274
Net cash used in investing activities	$(73)	49,702	(99.9)%	$(49,775)
Net cash used in financing activities	$(17,429)	(2,908)	20.0%	$(14,521)
Operating activities
Net cash provided by operating activities consists primarily of net loss, adjusted for certain (i) non-cash items including equity-based compensation expense, changes in deferred taxes, amortization of intangible assets, and deferred debt issuance costs, and (ii) changes in operating assets and liabilities (accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred rent).
Collection of accounts receivable depends upon the timing of our receipt of payments. We aim to align our separate payment obligations to supply partners and traffic acquisition sources for our proprietary websites with the timing of our receipt of separate payments from our demand partners. With respect to supply partners who are also demand partners, we maintain separate agreements for selling and buying and, in the majority of cases, such partners do not have a right of offset with respect to their buy-side payments, nor do we have a right of offset with respect to sell-side payments to such partners. The majority of our accounts receivable are less than 60 days old. If we were to experience a delay in receiving a payment from a buyer within a quarter, our operating cash flows for that quarter could be adversely impacted.
Cash flows provided by operating activities were $20.2 million for the year ended December 31, 2023, compared with $28.3 million for the year ended December 31, 2022. The decrease was driven primarily by changes in net loss, excluding the impact of non-cash items.
Investing activities
Our investing activities consist primarily of purchases of property and equipment, acquisitions of intangible assets as part of business acquisitions, and investments.
Cash flows used in investing activities were $0.1 million for the year ended December 31, 2023, compared with $49.8 million for the year ended December 31, 2022. The decrease resulted primarily from the payment of cash consideration of $49.7 million for our acquisition of CHT in April 2022, which did not recur in 2023.
Financing activities
Our financing activities consist primarily of proceeds from and repayments on our term debt facilities and revolving line of credit, payments of debt issue costs, and transactions related to our common stock.
Cash flows used in financing activities were $17.4 million for the year ended December 31, 2023, compared with $14.5 million for the year ended December 31, 2022. The increase was due primarily to the net amount drawn on the 2021 Revolving Credit Facility to partially fund the CHT acquisition in April 2022 and higher payments made pursuant to the TRA and distributions to non-controlling interests during the year ended December 31, 2023, offset in part by payments made under the share repurchase program in 2022.
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
On June 8, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Existing Credit Agreement, (as amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment amends the Existing Credit Agreement, effective on the amendment date, to, among other things, replace the London Interbank Offered Rate (“LIBOR”) applicable to the 2021 Credit Facilities with the Secured Overnight Financing Rate (“SOFR”), with a credit spread adjustment of 0.10% per annum, as the interest rate benchmark.
Borrowings under the 2021 Credit Facilities bear interest at a rate equal to, at our option, the Term SOFR or Daily Simple SOFR, plus an applicable margin, with a floor of 0.00%, or a base rate plus an applicable margin. The applicable margins will be based on our consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the Term SOFR or Daily Simple SOFR and from 1.00% to 1.75% with respect to the base rate.
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. In addition the 2021 Term Loan Facility also requires mandatory prepayments of principal with any Excess Cash Flow (as defined in the Amended Credit Agreement) on an annual basis. In accordance with the Agreement, the Company generated excess cash flow for the year ended December 31, 2023, and will be required to prepay approximately $3.0 million of the principal under the 2021 Term Loan Facility, which amount has been classified within the current portion of long-term debt on the consolidated balance sheet. The 2021 Revolving Credit Facility does not require amortization of principal and will mature on July 29, 2026.
As of December 31, 2023, we had $169.3 million of outstanding borrowings, net of deferred debt issuance costs of $1.7 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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

In connection with the IPO, we entered into the Tax Receivables Agreement (“TRA”) with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA. We amended the TRA on October 1, 2023 to, among other things, provide for use of a blended state tax rate and replace the LIBOR with the SOFR as the interest rate benchmark.
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2023, we had no payments due pursuant to the TRA, as in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income we determined that we no longer consider the payments under the TRA to be probable, and so remeasured our liabilities pursuant to the TRA to be zero.
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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: business combination, goodwill and intangible assets, impairment of long-lived assets, equity-based compensation, income taxes, and liabilities related to the TRA.
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
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, we may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test or bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. If we perform a qualitative assessment, we are required to perform a goodwill impairment test only if we conclude that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. Should this be the case or if we decide to proceed directly to the goodwill impairment test, we identify whether a potential impairment exists by comparing the estimated fair value of the reporting unit with the carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired, and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying value, then we recognize an impairment loss equal to the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
For the years ended December 31, 2023 and 2022, there were no impairments recognized for goodwill.
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
For the years ended December 31, 2023 and 2022, there were no impairments recognized for long-lived assets.
Income taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of QLH, as well as any stand-alone income or loss we generate. Significant judgment is required in determining our provision or benefit for income taxes and in evaluating uncertain tax positions.
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in our consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized on our consolidated statements of operations in the period in which the enactment date occurs.
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
Liabilities related to the tax receivables agreement
As described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 1 to the Consolidated Financial Statements - Organization and Background” of this Annual Report on Form 10-K, we are a party to the TRA, under which we are contractually committed to pay the non-controlling interest holders in QLH 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income, to support realization and (ii) the tax laws and rates, including state apportionment, applicable at the time of each Exchange.
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
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.8 million impact on interest expense for the year ended December 31, 2023.
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
Customer concentrations consisted of the below:

	2023			2022
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	—	$—	—%	1	$48	10%
Accounts receivable	1	$7	14%	—	$—	—%
Our supplier concentration can expose us to business risks. Supplier concentrations consisted of the below:

	2023			2022
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	1	$41	13%	1	$46	11%
Accounts payable	1	$12	21%	2	$22	40%

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MediaAlpha, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MediaAlpha, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenue was $388.1 million for the year ended December 31, 2023. The Company generates revenue by delivering qualified calls, leads and click transactions (“Consumer Referrals”) to its buyer customers who acquire Consumer Referrals (“customers” or “buyers”) on its technology platform. The Company recognizes revenue when the Company transfers Consumer Referrals to its buyers in an amount that reflects the consideration to which the Company is entitled. Management has assessed the services promised in its contracts with customers and has identified one performance obligation, which is the delivery of Consumer Referrals that meet its customers’ specifications. The transaction price for the delivery of each Consumer Referral is determined and recorded in real time and no estimation of variable consideration or future consideration is required. The transaction with the Company’s customer is for the delivery of Consumer Referrals.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as insertion orders or executed contracts, invoices, evidence of performance, and subsequent cash receipts, where applicable, and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 22, 2024
We have served as the Company’s auditor since 2017.

MediaAlpha, Inc.
Consolidated Balance Sheets
(In thousands, except share data and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$17,271	$14,542
Accounts receivable, net of allowance for credit losses of $537 and $575, respectively	53,773	59,998
Prepaid expenses and other current assets	3,529	5,880
Total current assets	$74,573	$80,420
Intangible assets, net	26,015	32,932
Goodwill	47,739	47,739
Other assets	5,598	8,990
Total assets	$153,925	$170,081
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	56,279	53,992
Accrued expenses	11,588	14,130
Current portion of long-term debt	11,854	8,770
Total current liabilities	$79,721	$76,892
Long-term debt, net of current portion	162,445	174,300
Other long-term liabilities	6,184	4,973
Total liabilities	$248,350	$256,165
Commitments and contingencies (Note 8)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 47.4 million and 43.7 million shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	474	437
Class B common stock, $0.01 par value - 100 million shares authorized; 18.1 million and 18.9 million shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	181	189
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	511,613	465,523
Accumulated deficit	(522,562)	(482,142)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(10,294)	$(15,993)
Non-controlling interests	(84,131)	(70,091)
Total stockholders' (deficit)	$(94,425)	$(86,084)
Total liabilities and stockholders' deficit	$153,925	$170,081
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Operations
(In thousands, except share data and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue	$388,149	$459,072	$645,274
Costs and operating expenses
Cost of revenue	321,437	389,013	543,750
Sales and marketing	25,432	28,816	22,823
Product development	18,458	21,077	15,195
General and administrative	62,746	55,556	61,357
Total costs and operating expenses	428,073	494,462	643,125
(Loss) income from operations	(39,924)	(35,390)	2,149
Other expense (income), net	1,779	(75,094)	3,841
Interest expense	15,315	9,245	7,830
Total other expense (income), net	17,094	(65,849)	11,671
(Loss) income before income taxes	(57,018)	30,459	(9,522)
Income tax (benefit) expense	(463)	102,905	(1,047)
Net (loss)	$(56,555)	$(72,446)	$(8,475)
Net (loss) attributable to non-controlling interest	(16,135)	(14,780)	(3,200)
Net (loss) attributable to MediaAlpha, Inc.	$(40,420)	$(57,666)	$(5,275)
Net (loss) per share of Class A common stock
-Basic	$(0.89)	$(1.37)	$(0.14)
-Diluted	$(0.89)	$(1.37)	$(0.19)
Weighted average shares of Class A common stock outstanding
-Basic	45,573,416	41,944,874	37,280,533
-Diluted	45,573,416	41,944,874	61,255,925
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In Capital Amount	Accumulated Deficit Amount	Non- Controlling Interest Amount	Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2020	33,371,056	$334	25,536,043	$255	$384,611	$(418,973)	$(71,345)	$(105,118)
Distributions to QLH’s members	—	—	—	—	—	(228)	—	(228)
Exchange of non-controlling interest for Class A common stock	5,850,053	58	(5,850,053)	(58)	(16,701)	—	16,701	—
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,351	—	—	6,351
Vesting of restricted stock units	1,827,225	19	—	—	(19)	—	—	—
Equity- based compensation	—	—	—	—	45,173	—	541	45,714
Forfeiture of equity awards	(78,382)	(1)	(64,075)	(1)	(183)	—	184	(1)
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(3,382)	—	—	(3,382)
Tax impact of changes in investment in partnership	—	—	—	—	3,683	—	—	3,683
Distributions to non-controlling interests	—	—	—	—	—	—	(110)	(110)
Net (loss)	—	—	—	—	—	(5,275)	(3,200)	(8,475)
Balance at December 31, 2021	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Exchange of non-controlling interest for Class A common stock	632,944	6	(632,944)	(6)	(2,156)	—	2,156	—
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,619)	—	—	(1,619)
Vesting of restricted stock units	2,551,724	25	—	—	(25)	—	—	—
Equity- based compensation	—	—	—	—	58,242	—	230	58,472
Forfeiture of equity awards	(48,689)	—	(93,478)	(1)	(305)	—	306	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(4,023)	—	—	(4,023)
Repurchases of Class A common stock	(455,297)	(4)	—	—	(5,004)	—	—	(5,008)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	880	—	—	880
Contributions from QLH’s members	—	—	—	—	—	—	1,360	1,360
Distributions to non-controlling interests	—	—	—	—	—	—	(2,134)	(2,134)
Net (loss)	—	—	—	—	—	(57,666)	(14,780)	(72,446)
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	824,664	8	(824,664)	(8)	(3,394)	—	3,394	—
Vesting of restricted stock units	2,885,156	29	—	—	(29)	—	—	—
Equity- based compensation	—	—	—	—	53,234	—	87	53,321
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(3,721)	—	—	(3,721)
Contributions from QLH’s members	—	—	—	—	—	—	1,464	1,464
Distributions to non-controlling interests	—	—	—	—	—	—	(2,850)	(2,850)
Net (loss)	—	—	—	—	—	(40,420)	(16,135)	(56,555)
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash Flows from operating activities
Net (loss)	$(56,555)	$(72,446)	$(8,475)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Equity-based compensation expense	53,321	58,472	45,713
Non-cash lease expense	695	753	594
Depreciation expense on property and equipment	353	392	369
Amortization of intangible assets	6,917	5,755	2,984
Amortization of deferred debt issuance costs	793	832	1,182
Change in fair value of contingent consideration	—	(7,007)	—
Impairment of cost method investment	1,406	8,594	—
Credit losses	5	136	143
Deferred taxes	—	102,656	919
Tax receivables agreement liability related adjustments	6	(83,832)	911
Changes in operating assets and liabilities:
Accounts receivable	6,220	17,335	20,058
Prepaid expenses and other current assets	2,287	4,507	(2,703)
Other assets	500	417	500
Accounts payable	2,287	(7,796)	(36,476)
Accrued expenses	1,996	(494)	2,902
Net cash provided by operating activities	$20,231	$28,274	$28,621
Cash flows from investing activities
Purchases of property and equipment	(73)	(98)	(650)
Cash consideration paid in connection with CHT acquisition	—	(49,677)	—
Net cash (used in) investing activities	$(73)	$(49,775)	$(650)
Cash flows from financing activities
Proceeds received from:
Issuance of long-term debt	—	—	190,000
Revolving line of credit	—	25,000	—
Payments made for:
Repayments on revolving line of credit	—	(20,000)	—
Repayments on long-term debt	(9,500)	(9,500)	(186,375)
Debt issuance costs	—	—	(866)
Payments pursuant to tax receivable agreement	(2,822)	(216)	—
Shares withheld for taxes on vesting of restricted stock units	(3,721)	(4,023)	(3,382)
Repurchases of Class A common stock	—	(5,008)	—
Contributions from QLH’s members	1,464	1,360	—
Distributions	(2,850)	(2,134)	(338)
Net cash (used in) financing activities	$(17,429)	$(14,521)	$(961)
Net increase (decrease) in cash and cash equivalents	2,729	(36,022)	27,010
Cash and cash equivalents, beginning of period	14,542	50,564	23,554
Cash and cash equivalents, end of period	$17,271	$14,542	$50,564

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,773	$7,065	$5,600
Income Taxes	$(257)	$(2,383)	$307
Non-cash Investing and Financing Activities:
Establishment of liabilities under the tax receivables agreement in connection with the Reorganization Transactions	$—	$(1,619)	$(61,834)
Establishment of tax indemnification receivable in connection with the Reorganization Transactions	$644	$(58)	$1,196
Establishment of deferred tax assets in connection with the Reorganization Transactions	$—	$—	$(68,185)
Right-of-use assets obtained in exchange of lease obligations	$133	$—	$4,108
Fair value of contingent consideration in connection with CHT acquisition	$—	$7,007	$—
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Notes to the Consolidated Financial Statements
1. Organization and Background
Nature of business
MediaAlpha specializes in end customer acquisition for insurance carriers, distributors and other clients in various verticals, including property & casualty insurance, health insurance and life insurance. The Company’s technology platform brings leading insurance carriers and high-intent consumers together through a real-time, transparent, and results-driven ecosystem. The corporate headquarters is located in Los Angeles, California, with additional offices located in Tempe, Arizona; St. Petersburg, Florida; Taipei, Taiwan; and Bellevue, Washington.
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

As of December 31, 2023, the Company has reserved for issuance 18,070,829 shares of Class A common stock for potential exchange in the future for Class B-1 units, which equals the aggregate number of shares of Class B common stock outstanding. Exchange of the Class B-1 units and Class B common stock is at the unit holder’s discretion and the exchange does not have fixed or determinable dates or prices.
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
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, determining the fair value of assets and liabilities assumed in business combinations, valuation of goodwill and long-lived assets for impairment, estimates of deferred tax assets related to the step-up in basis under the TRA, recognition of the valuation allowance on the deferred tax assets, and the related liability under the TRA. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. Changes in estimates are recorded in periods which they become known. Actual results may differ from these estimates.
Revenue recognition
The Company generates revenue by delivering qualified calls, leads and click transactions (“Consumer Referrals”) to its buyer customers who acquire Consumer Referrals (“customers” or “buyers”) on its technology platform.
The Company recognizes revenue when the Company transfers Consumer Referrals to its buyers in an amount that reflects the consideration to which the Company is entitled. The Company recognizes revenue pursuant to the framework contained in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), as issued by the Financial Accounting Standards Board (“FASB”): (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies the performance obligations.
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
The Company maintained an allowance for credit losses of $0.5 million and $0.6 million as of December 31, 2023 and 2022, respectively.
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
Customer concentrations consisted of the below:

	2023			2022
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	—	$—	—%	1	$48	10%
Accounts receivable	1	$7	14%	—	$—	—%
The Company’s supplier concentration can expose it to business risks. Supplier concentrations consisted of the below:

	2023			2022
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	1	$41	13%	1	$46	11%
Accounts payable	1	$12	21%	2	$22	40%
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
Betterments, renewals, and extraordinary repairs that materially extend the useful lives of assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the consolidated statements of operations for the period.

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
The Company did not capitalize any costs during year ended December 31, 2023 and 2022, as costs incurred on development of new features and functionality and any implementation costs under CCA were insignificant.
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
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test or bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. If the Company performs a qualitative assessment it is required to perform a goodwill impairment test only if it concludes that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. Should this be the case or if the Company decides to proceed directly to the goodwill impairment test, the Company identifies whether a potential impairment exists by comparing the estimated fair value of the reporting unit with the carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company completed its annual goodwill impairment test as of October 1, 2023 by electing to bypass the qualitative assessment and proceeding directly to the goodwill impairment test and no impairment was recorded.
Finite-lived intangible assets include customer relationships, non-compete agreements, and trademarks, trade names, and domain names are stated net of accumulated amortization or impairment charges. These assets are amortized over their estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized. The amortization periods range from 2 years to 10 years. For the years ended December 31, 2023 and 2022, there were no impairments recognized for intangible assets.
During the three months ended March 31, 2023, the Company had assessed the indicators of goodwill impairment, including a decline in the Company's forecasted revenue and profitability for the year ending December 31, 2023 as one of its major P&C insurance carrier significantly reduced its customer acquisition spending with the Company, and had determined that a triggering event had occurred. The Company operates in one reporting unit and therefore goodwill is tested at the entity level. The fair value of the entity, which was determined based on market capitalization as of March 31, 2023, significantly exceeded its carrying value, and so goodwill was determined not to be impaired. In connection with identifying a triggering event for goodwill impairment, the Company also identified an indicator of impairment associated with its long-lived assets and finite lived intangible assets based on its qualitative assessment, which required the Company to complete an interim quantitative assessment. The Company performed an undiscounted cash flow test and determined that the fair value of the asset group significantly exceeded the carrying value as of March 31, 2023, and so the long-lived assets and finite lived intangible assets were not impaired.
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

For the years ended December 31, 2023 and 2022, there were no impairments recognized for long-lived assets.
Accounts payable
Accounts payable are obligations to pay for goods or services that have been acquired in the ordinary course of business. Accounts payable are recognized initially at their settlement value and are classified as current liabilities if payment is due within one year or less. Accounts payable as of December 31, 2023 and 2022 consist of payments to suppliers and costs to acquire traffic from search engines.
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
Equity-based compensation
The Company incurs equity-based compensation expense related to restricted stock units (“RSUs”) and the unvested Restricted Class A shares and QLH Restricted Class B-1 units that are more fully described in Note 10 - Equity based compensation. Equity-classified awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date and are not subsequently remeasured unless modified. Liability-classified awards are measured at fair value on the grant date and remeasured at each reporting period until the award is settled. For awards subject to service conditions only, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. The recognition period for these expenses begins at either the applicable service inception date or grant date and continues throughout the requisite service period. Compensation expense for RSUs granted with a performance condition is recognized on a graded vesting basis over the requisite service period. The amount of compensation expense at each reporting period related to performance based restricted stock units ("PRSUs") is determined based on the Company's assessment of the probability of achieving the requisite performance criteria. The grant date fair value of RSUs is determined using the market closing price of Class A common stock on the date of grant. The Company accounts for forfeitures as they occur.
The Company classifies equity-based compensation expense in its consolidated statements of operations in the same manner in which the recipient’s payroll costs are classified or in which the recipient’s service payments are classified.
Segment information
The Company operates primarily in the United States and in a single operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. No expense or operating income is evaluated at a segment level. Since the Company operates in one operating segment and reportable segment, all required financial segment information can be found in the consolidated financial statements.
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
Prior to the IPO, Members’ equity, specifically the legacy Class A and Class B units in QLH, was held by related parties and subsequent to the IPO, certain of the Company’s executive officers and Insignia hold Class B common stock and Class B-1 units and accordingly certain transactions recorded in members’ equity and non-controlling interest, respectively, in the consolidated statements of stockholders’ equity (deficit) are considered related party transactions.
The Company is also party to the TRA, under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. Payments of $2.8 million and $0.2 million were made pursuant to the TRA during the years ended December 31, 2023 and 2022, respectively.
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
Sales taxes
ASC 606-10 provides that the presentation of taxes assessed by a governmental authority, which are directly imposed on revenue-producing transactions (i.e., sales, use, and excise taxes) between a seller and a customer, on a gross basis (included in revenue and costs), or on a net basis (excluded from revenue), is a management decision on accounting policies that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in the consolidated financial statements for each period for which a consolidated statements of operations is presented, if those amounts are significant. The Company has elected to exclude sales taxes from revenue.
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
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period in which the enactment date occurs. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Significant judgement is required by the Company in assessing the positive and negative evidence when determining the realizability of its deferred tax asset.
The Company recognizes interest and penalties related to the liability for unrecognized tax benefits, if any, as a component of the income tax expense line in the accompanying consolidated statements of operations.
The Company records uncertain tax positions based on a two-step process: (1) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
In accordance with the guidance released by FASB on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act, the Company accounts for GILTI using the period cost method.
Tax receivables agreement
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income, to support realization and (ii) the tax laws and rates, including state apportionment, applicable at the time of each Exchange. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income in aggregate over the term of the TRA to utilize the related tax benefits. The projection of future taxable income is inherently uncertain and involves judgment. In projecting taxable income, the Company considers certain assumptions including revenue growth and operating margins among others. Actual taxable income may differ from its estimates, which could impact the timing or the Company’s obligation to make payments under the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA, (ii) applying a blended tax rate to the tax attributes, and (iii) calculating the iterative impact. The blended tax rate consists of the U.S. federal statutory corporate income tax rate and an assumed combined state and local income tax rate driven by future estimated apportionment factors and statutory corporate income tax rates applicable to each state.
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
If the Company determines in the future that it will not be able to fully utilize all or part of the related tax benefits, the Company would reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit in the consolidated statements of operations. Subsequent changes to the measurement of the TRA liability are recognized within other (income) expense, net in the consolidated statements of operations. TRA Payments expected to be paid within the next 12 months are classified as current and included within accrued expense on the Consolidated Balance Sheets.
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
Earnings (Loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to MediaAlpha, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. The Company’s Class B common stock is excluded as it represents the voting rights of the legacy QLH holders and such shares have no economic rights in MediaAlpha, Inc. Diluted earnings (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Reorganization Transactions including Class B-1 units and Class A restricted shares that are convertible into shares of Class A common stock and RSUs. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
Comprehensive income
For the year ended December 31, 2023, 2022, and 2021, the Company did not have any differences between its net income and comprehensive income.
Liquidity
As of December 31, 2023, the aggregate principal amount outstanding under the 2021 Credit Facilities was $176.0 million, with $45.0 million remaining for borrowing under the 2021 Revolving Credit Facility. As of December 31, 2023, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. The Company believes that the property & casualty (P&C) insurance industry continues to be in a cyclical downturn due to higher-than-expected carrier underwriting losses, which has led these carriers to reduce their customer acquisition spending in the Company’s Marketplaces. In spite of these reductions in carrier spending, the Company’s Consolidated EBITDA, as defined in the Credit Agreement, has increased year over year, due primarily to the Company’s continuing cost reduction efforts, including implementing workforce reductions during the second quarter of 2023. In late 2023, P&C insurance industry profitability improved as rate increases began to outpace loss cost inflation. We expect this improvement to continue in 2024, driving increases in advertising spend as carriers turn their focus to acquiring new customers. The Company believes it has sufficient expected near-term revenue and forecasted cushion with respect to compliance with the financial covenants under the 2021 Credit Facilities. The Company also has sufficient cash on hand and availability to access additional cash under its 2021 Revolving Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with its debt covenants for at least the next twelve months as of the filing date of this Annual Report on Form 10-K.
The extent to which market conditions impact the Company’s business, results of operations, cash flows and financial condition will depend on future developments impacting its carrier partners, including inflation rates, the extent of any major catastrophic losses, and the timing of regulatory approval of premium rate increases, which remain highly uncertain and cannot be predicted with accuracy. The Company considered the impact of this uncertainty on the assumptions and estimates used when preparing these quarterly financial statements. These assumptions and estimates may continue to change as new events occur, and such changes could have an adverse impact on the Company's results of operations, financial position and liquidity.
Though the Company expects customer acquisition spend by P&C carriers to increase beginning in the first quarter of 2024, it is possible that such increase may be delayed or not occur. In the event that the Company’s financial results are below its expectations due to cyclical conditions in its primary vertical markets or other factors, the Company may not be able to remain in compliance with its financial covenants under the 2021 Credit Facilities, in which event the Company may need to take additional actions to reduce operating costs, which may include adjusting discretionary employee bonuses and other discretionary spending, negotiate amendments to or obtain waivers of such financial covenants, refinance the 2021 Credit Facilities, or raise additional capital. There can be no assurance that the Company would be able to raise additional capital or obtain any such amendments, refinancing or waivers on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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
In March 2020 and January 2021, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-1, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-4 and ASU 2021-1 to provide optional expedients and exceptions for applying U.S. GAAP, to contracts, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-4 and ASU 2021-1 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR, which had been delayed to June 30, 2023. On June 8, 2023, the Company amended its existing credit agreement to change the interest rate benchmark under the 2021 Credit Facilities from LIBOR to the Secured Overnight Financing Rate ("SOFR"), as further discussed in Note 6 - Long term debt. Effective June 8, 2023, the Company adopted ASC Topic 848 and qualified for the available optional expedients, which allows the Company to account for the contract modifications as continuations of the existing contract without further reassessment or remeasurement that would otherwise be required under the applicable U.S. GAAP. On October 1, 2023, the Company also amended its TRA to, among other things, change the interest rate benchmark from LIBOR to SOFR. The adoption did not have a material impact on the Company's consolidated financial statements.
Recently issued not yet adopted accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosure. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis but retrospective application is permitted. The Company is currently evaluating the impact of the ASU on its disclosures in the consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the ASU on disclosures in its consolidated financial statements.
3. Disaggregation of revenue
The following table shows the Company's revenue disaggregated by transaction model:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Open Marketplace transactions	$378,730	$445,950	$627,705
Private Marketplace transactions	9,419	13,122	17,569
Revenue	$388,149	$459,072	$645,274

The following table shows the Company's revenue disaggregated by product vertical:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Property & casualty insurance	$164,234	$224,366	$417,715
Health insurance	186,275	187,392	176,459
Life insurance	24,287	26,711	28,586
Other	13,353	20,603	22,514
Revenue	$388,149	$459,072	$645,274
4. Business combinations
On February 24, 2022, QuoteLab, LLC (“QL”), a wholly owned subsidiary of QLH, and CHT Buyer, LLC, a wholly owned subsidiary of QL ("Buyer"), entered into an Asset Purchase Agreement (as amended, the “Agreement”) to acquire substantially all of the assets of Customer Helper Team, LLC ("CHT"). CHT is a provider of customer generation and acquisition services primarily for Medicare insurance, health insurance, and life insurance companies. The Company acquired CHT to increase its customer generation capabilities on various social media and short form video platforms. The transaction was closed on April 1, 2022.
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

The Agreement also provides for the Company to pay contingent consideration, which could range from zero to $20.0 million, based upon CHT's achievement of certain revenue and gross margin targets for the two successive twelve-month periods following the closing, as set forth in the Agreement. The contingent consideration had been classified as a liability and the estimated fair value was determined using a Monte Carlo model based on the revenue and gross margin projected to be generated by CHT during the applicable periods. The contingent consideration is subject to remeasurement at each reporting date until paid, with any adjustment resulting from the remeasurement reported within general & administrative expenses in the consolidated statements of operations. CHT was unable to meet its target for the first twelve-month period and is not expected to meet the target for the second twelve-month period as well, and accordingly, the Company does not expect to pay any contingent consideration for either period. The fair value measurements of the contingent consideration are based primarily on significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy as defined in ASC 820.
Transaction-related costs incurred by the Company were $0.6 million for the year ended December 31, 2022, and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.
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
		$26,120
Customer relationships represent the fair value of the existing contractual relationships, which was calculated using the excess earnings methodology of the income approach. The fair value for trademarks, trade names, and domain names was calculated using the relief-from-royalty methodology of the income approach. These fair value measurements were determined using risk-adjusted discount rates of 18.0%.
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

5. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	December 31, 2023				December 31, 2022
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(23,947)	$19,553	$43,500	$(17,820)	$25,680
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	8,884	(2,422)	6,462	8,884	(1,632)	7,252
Intangible assets		$52,687	$(26,672)	$26,015	$52,687	$(19,755)	$32,932
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets amounted to $6.9 million, $5.8 million, and $3.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.  The Company has no accumulated impairment of goodwill.
The following table presents the change in goodwill and intangible assets:

	December 31, 2023		December 31, 2022
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$32,932	$18,402	$12,567
Additions to goodwill and intangible assets	—	—	29,337	26,120
Amortization	—	(6,917)	—	(5,755)
Ending balance	$47,739	$26,015	$47,739	$32,932
As of December 31, 2023, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2024	$6,428
2025	5,759
2026	5,143
2027	4,106
2028	2,298
Thereafter	2,281
$26,015
6. Accrued expenses
Accrued expenses include the following:

	As of
(in thousands)	December 31, 2023	December 31, 2022
Accrued payroll and related expenses	$3,831	$3,621
7. Long-term debt
2020 Credit Agreement
On July 29, 2021, the Company entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Existing Credit Agreement”). The Existing Credit Agreement provided for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the "2021 Term Loan Facility"), the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereof as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the “2021 Credit Facilities”), which replaced the existing revolving credit facility under the 2020 Credit Agreement. The obligations under the 2021 Credit Facilities are guaranteed by QLH and secured by substantially all assets of QLH and QuoteLab, LLC (“Borrower”). Borrowings under the Existing Credit Agreement bore interest at a rate equal to, at the option of the Borrower, the LIBOR plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins were based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Existing Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate. As of December 31, 2023, the Company’s interest rate on the outstanding borrowings for the 2021 Term Loan Facility and 2021 Revolving Credit Facility was 8.20%.
On June 8, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Existing Credit Agreement, (as amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment amends the Existing Credit Agreement, effective on the amendment date, to, among other things, replace the existing LIBOR based rate applicable to the 2021 Credit Facilities with a SOFR with a credit spread adjustment of 0.10% per annum and a floor of 0.00%, effective on the amendment date. Borrowings under the Amended Credit Agreement will continue to bear interest at a rate equal to, at the option of the Borrower, the Term SOFR or Daily Simple SOFR (each as defined in the Amended Credit Agreement) plus an applicable margin, with a floor of 0.00%, or the base rate plus an applicable margin. The applicable margins are based on the Company’s consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the Term SOFR or Daily Simple SOFR and from 1.00% to 1.75% with respect to the base rate.
The Second Amendment did not impact the Company's outstanding debt or related debt covenants. The Second Amendment did not result in any additional cash proceeds or changes in commitment amounts. The Second Amendment has been accounted for as a continuation of the existing agreement in accordance with ASC 848 — Reference Rate Reforms and any third-party costs were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.
The 2021 Credit Facilities are collateralized by substantially all of the Company’s assets and contain certain financial and non-financial covenants. The financial covenants include a minimum Fixed Charge Coverage Ratio of 1.15:1 and a maximum Total Net Leverage Ratio of 4.0:1, which may be increased subject to certain conditions (in each case, as defined in the Amended Credit Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. The Amended Credit Agreement contains customary affirmative and negative covenants and default provisions. As of December 31, 2023, the Company was in compliance with all covenants.
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
The 2021 Term Loan Facility also requires mandatory prepayments of principal with any Excess Cash Flow (as defined in the 2021 Credit Facilities) on an annual basis. In accordance with the Agreement, the Company generated excess cash flow for the year ended December 31, 2023, and will be required to prepay approximately $3.0 million of the principal under the 2021 Term Loan Facility, which amount has been classified within the current portion of long-term debt on the consolidated balance sheet.
The First Amendment to the 2021 Term Loan Facility was treated as a debt modification and the Company capitalized $0.6 million of deferred financing costs classified within the current portion of long-term debt and long-term debt, net of current portion, on the consolidated balance sheet, which costs will be amortized over the term of the 2021 Term Loan Facility. Third-party costs allocated to the 2021 Term Loan facility were recorded as other (income) expense, net in the consolidated statements of operations. Third-party costs and fees paid to lender allocated to the 2021 Revolving Credit Facility of $0.2 million were capitalized and classified within prepaid expenses and other current assets on the consolidated balance sheet and are amortized over the term of the 2021 Revolving Credit Facility.

Long-term debt consisted of the following:

	As of
(in thousands)	December 31, 2023	December 31, 2022
2021 Term Loan Facility	$171,000	$180,500
2021 Revolving Credit Facility	5,000	5,000
Debt issuance costs	(1,701)	(2,430)
Total debt	$174,299	$183,070
Less: current portion, net of debt issuance cost of $693 and $730, respectively	(11,854)	(8,770)
Total long-term debt	$162,445	$174,300
The expected future principal payments for all borrowings as of December 31, 2023 were as follows:

(in thousands)	Contractual maturity
2024	$12,547
2025	9,500
2026	153,953
Debt and issuance costs	176,000
Unamortized debt issuance costs	(1,701)
Total debt	$174,299
The Company incurred interest expense on the 2021 Term Loan Facility of $14.6 million, $8.5 million, and $7.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facility of $0.8 million, $0.8 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, unamortized deferred debt issuance costs amounted to $1.7 million and $2.4 million, respectively.
As of December 31, 2023, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.50% as of December 31, 2023. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.7 million, $0.7 million, and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Accrued interest as of December 31, 2023 and 2022 was $3.7 million and $3.0 million, respectively, and is included within accrued expenses on the consolidated balance sheets.
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
During the year ended December 31, 2022, the Company received a notification of audit for certain of the Company’s business tax filings. The audit is currently undergoing and the Company has been fully cooperating with the tax auditor. The Company assessed its probable loss and has accrued a reserve based on the low end of the possible outcomes, which was not material.
On February 21, 2023, the Company received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. The Company is cooperating with the FTC. During the year ended December 31, 2023, the Company incurred legal fees of $3.9 million in connection with the demand, which are included within general and administrative expenses on the consolidated statements of operations. At this time, the

Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition.
As of December 31, 2023, and 2022, the Company did not have any material contingency reserves established for any litigation liabilities.
9. Stockholders’ Equity (Deficit)
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
The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of Class A-1 units owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
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
10. Equity-based compensation plans
Equity-based compensation cost recognized for equity-based awards outstanding during the year ended December 31, 2023, 2022, and 2021 was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
QLH Restricted Class B-1 units	87	230	541
Restricted Class A shares	588	1,032	1,088
Restricted stock units	52,646	57,210	44,084
Performance restricted stock units	—	—	—
Equity-based compensation expense	$53,321	$58,472	$45,713

Total income tax benefit recognized related to equity-based compensation (a)	$—	$—	$6,328
a.For the year ended December 31, 2023 and 2022, there was no income tax benefit related to RSUs as future tax benefits related to these awards were fully offset by a valuation allowance.
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the year ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$3,875	$3,634	$1,665
Sales and marketing	8,654	10,445	7,724
Product development	7,719	9,536	6,440
General and administrative	33,073	34,857	29,884
Total equity-based compensation	$53,321	$58,472	$45,713
No compensation cost was capitalized during the year ended December 31, 2023, 2022, and 2021.
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
A summary of unvested QLH Class B-1 unit activity for 2021, 2022, and 2023 is as follows:

	Number of Units	Weighted - average grant-date fair value
QLH Restricted Class B-1 units
Unvested and outstanding as of December 31, 2020	524,684	$2.90
Granted	—	—
Vested	(207,211)	2.69
Forfeited	(64,075)	5.03
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2021	253,398	$2.53
Granted	—	—
Vested	(117,750)	2.41
Forfeited	(93,478)	2.59
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	42,170	$2.74
Granted	—	—
Vested	(39,705)	2.46
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	2,465	$7.18
As of December 31, 2023, total unrecognized compensation cost related to unvested QLH Restricted Class B-1 units was $16 thousand, which is expected to be recognized over a weighted average period of 0.50 years. The total fair value of QLH Class B-1 units that vested during the year ended December 31, 2023, 2022, and 2021 was $0.5 million, $1.5 million, and $6.7 million, respectively.
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

A summary of unvested Company restricted Class A share activity for 2021, 2022, and 2023 is as follows:

	Number of Units	Weighted - average grant-date fair value
Restricted Class A Shares
Unvested and outstanding as of December 31, 2020	1,061,605	$3.41
Granted	—	—
Vested	(447,468)	2.87
Forfeited	(78,382)	2.19
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2021	535,755	$4.04
Granted	—	—
Vested	(306,005)	3.22
Forfeited	(48,689)	4.12
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	181,061	$5.42
Granted	—	—
Vested	(152,721)	4.45
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	28,340	$10.67
As of December 31, 2023, total unrecognized compensation cost related to unvested Company restricted Class A shares was $0.3 million, which is expected to be recognized over a weighted average period of 0.63 years. The total fair value of Company restricted Class A shares that vested during the year ended December 31, 2023, 2022, and 2021 was $1.8 million, $3.7 million, and $14.5 million, respectively.
Restricted Stock Units
In October 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “Omnibus Plan”) under which the Company may grant restricted stock units and other equity-based awards to employees, directors, officers, and consultants of the Company. A total of 12,506,550 shares was initially reserved for issuance under the Omnibus Plan, and such pool is automatically increased each January 1 during the term of the Omnibus Plan by a number of shares equal to 5% of the total number of shares of Class A common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase, or such lesser amount as may be determined by the Board of Directors. As of December 31, 2023, 5,610,998 Class A shares were available for future grant under the Omnibus Plan.
Each RSU represents the right to receive one share of Class A common stock upon vesting. The RSUs granted generally vest quarterly over periods ranging from three to four years. However, the Company may also grant RSUs which vest immediately, without any future service requirement. The RSUs are equity-classified share-based payments, and the related cost is recognized utilizing the straight-line method.  Upon vesting of the restricted stock units, the Company generally issues new shares of Class A common stock to the participants, net of shares withheld in satisfaction of withholding taxes, except for certain executives and non-employee directors who receive gross share settlement.
The fair value of the restricted stock units is determined based on the closing market price of the Company’s Class A shares on the date of grant, with the exception of those RSUs granted on the IPO effective date, for which the Company used the per share price of Company Class A shares offered to the public in connection with the IPO.

A summary of unvested restricted stock unit activity for 2021, 2022, and 2023 is as follows:

	Number of Units	Weighted - average grant-date fair value
RSUs
Unvested and outstanding as of December 31, 2020	5,482,876	$21.22
Granted	2,002,489	21.41
Vested	(1,932,761)	22.13
Forfeited	(245,456)	23.57
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2021	5,307,148	$20.85
Granted	2,834,171	14.47
Vested	(2,900,154)	19.63
Forfeited	(347,044)	22.08
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	4,894,121	$17.79
Granted	2,439,257	13.32
Vested	(3,290,092)	17.78
Forfeited	(410,853)	15.23
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	3,632,433	$15.07
As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs was $50.9 million, which is expected to be recognized over a weighted average period of 2.40 years. The total fair value of Company RSUs that vested during the year ended December 31, 2023, 2022, and 2021 was $31.1 million, $35.8 million, and $70.8 million, respectively.
Performance-Based Restricted Stock Units
The Company may grant PRSUs to certain officers under the 2020 Omnibus Incentive Plan. Each PRSU represents the right to receive one share of Class A common stock upon vesting. The PRSUs granted vest based on the achievement of certain performance measures, as determined by the Compensation Committee of the Company's Board of Directors, with the resulting value earned divided by the average closing price of the Company's Class A common stock for the 20-day period preceding such determination to yield the number of PRSUs to be vested. The expected vesting period of such PRSUs is approximately one year.
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
As of December 31, 2023 and 2022, the Company did not meet the performance measures as determined by the Compensation Committee and accordingly the PRSUs granted were canceled as of that date.

A summary of unvested performance-based restricted stock unit activity for 2022 and 2023 is as follows:

	Number of Units	Weighted - average grant-date fair value
PRSUs
Unvested and outstanding as of December 31, 2021	—	$—
Granted	80,200	13.72
Vested	—	—
Forfeited	(80,200)	13.72
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	—	$—
Granted	74,700	14.98
Vested	—	—
Forfeited	(74,700)	14.98
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	—	$—
As of December 31, 2023, total unrecognized compensation cost related to unvested PRSUs was $0. The total fair value of Company PRSUs that vested during the year ended December 31, 2023 and 2022 was $0.
11. Fair value measurements
The following are the Company’s financial instruments measured at fair value on a recurring basis:
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy. The following table summarizes the changes in the contingent consideration:

	Year ended December 31,
(in thousands)	2023	2022
Beginning fair value	$—	$—
Additions in the period	—	7,007
Change in fair value
(Gain) included in General and administrative expenses	—	(7,007)
Ending fair value	$—	$—
Change in unrealized (gain) related to instrument still held at end of period	$—	$(7,007)
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of CHT. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company uses the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. CHT was unable to meet its target for the first twelve-month period, and so the Company did not pay any contingent consideration related to that period. In addition, based on further decline in CHT's projected revenue and gross margin, the Company does not expect CHT to meet the target for the second twelve-month period. Accordingly, the Company has determined the fair value of the contingent consideration as of December 31, 2023 to be zero. As of December 31, 2023, the range of the undiscounted amounts the Company could pay under the agreement could be from zero to $15.0 million.

The following are the Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of December 31, 2023 the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 6.00% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio. The fair value of the long-term debt was a transfer into Level 3 of the valuation hierarchy during the year ended December 31, 2022.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statements of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. As of March 31, 2023, the Company determined an impairment indicator exists as the investee had a default in interest payment on its long-term debt in addition to continued deterioration in the earnings performance and negative cash flows from operations and determined the fair value of the investment to be zero. The Company recognized an impairment loss of $1.4 million and $8.6 million within other expenses (income), net in the consolidated statements of operations for the year ended December 31, 2023 and 2022, respectively. The accumulated impairment of this cost method investment as of December 31, 2023 and December 31, 2022, was $10.0 million and $8.6 million, respectively. The carrying value of the Company’s cost method investment, which is included in other assets in the consolidated balance sheets, was zero and $1.4 million as of December 31, 2023 and December 31, 2022, respectively.
The Company used a market approach to estimate the fair value of equity and allocated the overall equity value to estimate the fair value of the common stock based on the liquidation preference and is classified within Level 3 of the fair value hierarchy. A change in any of the unobservable inputs can significantly change the fair value of the investment.
12. Leases
The Company leases office space under non-cancellable operating leases with original lease periods expiring between 2025 and 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents amounts recorded on the consolidated balance sheet related to operating leases:

		As of
(in thousands)		December 31, 2023	December 31, 2022
Operating leases	Balance Sheet location
Right-of-Use Assets - Operating Leases	Other assets	$2,199	$2,761
Operating Lease Liabilities - Current	Accrued expenses	$904	$783
Operating Lease Liabilities - Non-current	Other long-term liabilities	$1,650	$2,434
The following presents the Company’s lease expense:

	Year ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$818	$908	$749
Short-term lease cost	107	138	184
Variable lease cost	160	150	113
Total lease cost	$1,085	$1,196	$1,046

The following presents the Company’s supplemental cash flow information related to operating leases:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash paid for operating lease liabilities	$918	$920	$672
Right-of-use assets obtained in exchange of lease obligations	$133	$—	$4,108
The following presents the Company’s weighted-average remaining lease term and discount rate:

	As of
	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	2.71 years	3.74 years
Weighted-average discount rate	4.45%	4.36%
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
Maturities of lease liabilities at December 31, 2023 were as follows:

(in thousands)	Operating Leases
Year Ended December 31,
2024	$996
2025	973
2026	713
2027	26
Total Lease Payments	$2,708
Less Imputed Interest	(154)
Total Lease Liabilities	$2,554
At December 31, 2023, there were no leases entered into that had not yet commenced.
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
The components of income (loss) before income taxes includes the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$(57,010)	$30,519	$(9,523)
Foreign	(8)	(60)	1
Total	$(57,018)	$30,459	$(9,522)

The components of income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current income tax expense (benefit)
Federal	$—	$—	$(382)
State	(466)	237	(1,836)
Foreign	3	12	(42)
	$(463)	$249	$(2,260)
Deferred income tax expense (benefit)
Federal	$—	$86,971	$1,503
State	—	15,685	(290)
Foreign	—	—	—
	$—	$102,656	$1,213
Income tax expense (benefit)	$(463)	$102,905	$(1,047)
A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate was as follows for the years indicated:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
Loss / Income attributable to non-controlling interests and nontaxable income	(6.0)%	11.3%	(1.3)%
State income taxes, net of federal benefit	0.8%	0.5%	(9.3)%
Transaction costs	—%	—%	(5.8)%
Officers' compensation	(3.7)%	8.4%	(32.0)%
Indemnification asset release	(0.2)%	—%	(7.5)%
Return-to-Provision	(0.6)%	(1.4)%	26.0%
Interest and penalties	—%	(0.3)%	(1.6)%
Equity-based compensation	(9.3)%	18.5%	29.7%
Change in uncertain tax positions	0.6%	2.1%	7.2%
Deferred tax adjustments	—%	—%	9.2%
Change in valuation allowance	(1.7)%	277.6%	(23.9)%
Other	(0.1)%	0.1%	(0.7)%
Effective income tax rate	0.8%	337.8%	11.0%

The Company’s effective tax rate was 0.8% in 2023, 337.8% in 2022, and 11.0% in 2021, compared with the U.S. statutory tax rate in 2023, 2022, and 2021 of 21.0%. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2023 was due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2022 was primarily influenced by changes in valuation allowance, tax impacts associated with equity based awards, and tax impacts of losses attributable to non-controlling interests. The comparison of the Company’s effective tax rate to the U.S. statutory tax rate for the year ended December 31, 2021 was primarily influenced by nondeductible officer’s compensation per Section 162(m) of the Internal Revenue Code, return-to-provision adjustments, the impact of tax benefits associated with equity-based awards, and changes in valuation allowance.
In accordance with the Contribution Agreement entered into with White Mountains, any federal or state taxes liabilities or refunds related to periods prior to the Reorganization Transactions are required to be paid or refunded to White Mountains. The Company recognized a payable of $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively, to reflect the amounts refundable to White Mountains and is included within accrued expense on the consolidated balance sheets.

Details of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Investment in partnership	$74,505	$78,646
Net operating loss carryforwards and tax credits	15,101	9,260
Tax receivables agreement	—	683
Other	5,462	3,207
Total	$95,068	$91,796
Valuation allowance	(95,068)	(91,796)
Total deferred tax assets	$—	$—
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—
Deferred tax assets	$—	$—

During the year ended December 31, 2023, holders of Class B-1 units exchanged 824,664 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, as discussed later, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the year ended December 31, 2023, the Company did not recognize any additional deferred tax assets as the Company recognized a full valuation allowance on its deferred tax assets.
As of December 31, 2023, the Company had federal and state net operating loss carryforwards (“NOLs”) of $53.1 million and $44.9 million, respectively, of which $53.1 million and $6.9 million, respectively, have an indefinite life. The remaining state NOLs will begin to expire in 2028. As of December 31, 2023, the Company had foreign tax credit carryforwards of $1.1 million, which will begin to expire in 2029.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be utilized. In measuring its deferred tax assets and to determine whether a valuation allowance is needed, the Company assesses all available evidence, both positive and negative, based on the weight of that evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. A significant piece of objective negative evidence evaluated was the recent history of pre-tax losses. Such objective negative evidence is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future income growth. On the basis of this analysis, as of December 31, 2023 and 2022 a valuation allowance of $95.1 million and $91.8 million, respectively, has been recorded against its deferred tax assets. It is possible in the foreseeable future that there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows for the years indicated.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$1,710	$1,120	$1,587
Increase related to Reorganization Transactions	—	—	—
Increase related to current year tax positions	224	234	—
Increase related to prior periods tax positions	—	356	509
Decrease related to lapse in applicable statute of limitations	(565)	—	(976)
Ending balance	$1,369	$1,710	$1,120

As of December 31, 2023 and 2022, the total liability related to uncertain tax positions, including interest and penalties, was $1.6 million and $2.1 million, respectively. Out of this amount as of December 31, 2023 and 2022, $0.1 million and $0.7 million, respectively, had been indemnified by White Mountains, for which an indemnification asset was recognized. The decrease in the liability for uncertain tax positions was due to a lapse in statute. If recognized as of December 31, 2023 and 2022, $1.2 million and $1.4 million, respectively, of the amount of unrecognized tax benefits would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related secondary impacts, such as the federal deduction for state taxes or adjustments to deferred tax assets that might be required if the Company’s tax positions are sustained. Additionally, the Company will be indemnified for any tax imposed prior to the Reorganization Transactions on which a reserve was recorded and as the Company recognizes uncertain tax positions the benefits would impact pre-tax results. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. The Company recorded $(0.1) million and $0.1 million of interest and penalties during the year ended December 31, 2023 and 2022, respectively.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2023, the Company’s federal income tax returns for the tax years 2019 and forward and state and local tax returns for the tax years 2018 and forward, and foreign income tax returns for the tax years 2018 and forward remain open and are subject to examination.
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
As of December 31, 2023 and 2022, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets and the Company does not believe it will generate sufficient future taxable income to utilize related tax benefits and result in a payment under the TRA. As a result, the Company remeasured the liabilities due under the TRA, net of the current portion, to zero in the consolidated balance sheets. If the Company had determined that making a payment under the TRA and generating sufficient future taxable income was probable, it would have also recorded a liability pursuant to the TRA of approximately $89 million in the consolidated balance sheet.
As of December 31, 2023 and 2022, the Company recorded $0 and $2.8 million, respectively, as current portion of payments due under the TRA within accrued expenses in the consolidated balance sheets. Payments of $2.8 million and $0.2 million were made pursuant to the TRA during the year ended December 31, 2023 and 2022, respectively.

14. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic
Net (loss)	$(56,555)	$(72,446)	$(8,475)
Less: net (loss) attributable to non-controlling interest	(16,135)	(14,780)	(3,200)
Net (loss) attributable to MediaAlpha, Inc.	$(40,420)	$(57,666)	$(5,275)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	45,573,416	41,944,874	37,280,533
Net (loss) per share of Class A common stock - basic	$(0.89)	$(1.37)	$(0.14)
Net (loss) per share of Class A common stock - diluted	$(0.89)	$(1.37)	$(0.19)

Year Ended December 31,
2021
Diluted
Net (loss)	$(8,475)
Add: incremental tax expense related to exchange of Class B-1 units	(2,900)
Net (loss) available for diluted common shares	$(11,375)
Weighted-average shares outstanding:
Class A common stock	37,280,533
Class B-1 units	21,357,847
Restricted Class A shares	724,922
Restricted stock units	1,892,623
Weighted-average shares of Class A common stock and potential Class A common stock	61,255,925
Net (loss) per share of Class A common stock - diluted	$(0.19)
Potentially dilutive shares, which are based on the weighted-average shares of underlying unvested QLH restricted Class B-1 units, restricted Class A shares, RSUs, and PRSUs using the treasury stock method and the outstanding QLH restricted Class B-1 units using the if-converted method, are included when calculating diluted net loss per share attributable to MediaAlpha, Inc. when their effect is dilutive. The effects of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
QLH Class B / B-1 Units (Replacement awards)	18,106,782	18,931,446	253,398
Restricted Class A Shares	28,340	181,061	—
Restricted stock units	3,632,433	4,894,121	—
Potential dilutive shares	21,767,555	24,006,628	253,398
15. Non-controlling interest
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

During the year ended December 31, 2023, the holders of the non-controlling interests exchanged 824,664 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of December 31, 2023, the holders of the non-controlling interests owned 27.7% of the total equity interests in QLH, with the remaining 72.3% owned by MediaAlpha, Inc. As of December 31, 2022, the holders of the non-controlling interests owned 30.2% of the total equity interests in QLH, with the remaining 69.8% owned by MediaAlpha, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”.
2.Financial Statement Schedule for the Years Ended December 31, 2023, 2022 and 2021

Schedule II-Valuation and Qualifying Accounts and Allowances	113
All other financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”
3.Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated as of February 24, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 2, 2022

2.2	First Amendment to Asset Purchase Agreement, dated as of March 29, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 30, 2022

3.1	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020

3.2	Amended and Restated By-Laws of MediaAlpha, Inc.	8-K	001-39671	3.1	December 2, 2022

4.2	Registration Rights Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto	8-K	001-39671	4.2	November 2, 2020

4.3*	Description of Registrant’s Securities

10.1	Fourth Amended and Restated Limited Liability Company Agreement of QL Holdings LLC, dated October 27, 2020	8-K	001-39671	10.1	November 2, 2020

10.2	Tax Receivables Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC and certain other parties thereto	8-K	001-39671	10.2	November 2, 2020

10.3	First Amendment to Tax Receivables Agreement among the Company, QLH and certain other parties thereto, dated October 1, 2023	10-Q	001-39671	10.5	November 2, 2023

10.4	Exchange Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC, Guilford Holdings, Inc. and holders of Class B-1 units of QL Holdings LLC party thereto	8-K	001-39671	10.3	November 2, 2020

10.5	Stockholders Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC and Steven Yi, Eugene Nonko and Ambrose Wang, together with their respective holding entities through which they indirectly hold common stock of MediaAlpha, Inc.	8-K	001-39671	10.4	November 2, 2020

10.6	First Amendment to Stockholders Agreement among the Company and the Principal Stockholders, dated October 17, 2023	10-Q	001-39671	10.4	November 2, 2023

10.7	Reorganization Agreement, dated October 27, 2020, by and among MediaAlpha ,Inc., QL Holdings LLC, QuoteLab, LLC, Guilford Holdings, Inc., White Mountains Investments (Luxembourg) S.a.r.l., White Mountains Insurance Group, Ltd., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto.	8-K	001-39671	10.5	November 2, 2020

10.8+	MediaAlpha, Inc. 2020 Omnibus Incentive Plan	8-K	001-39671	10.6	November 2, 2020

10.9+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Founders	10-K	001-39671	10.7	February 27, 2023

10.10+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award for Officers other than Founders	10-K	001-39671	10.8	February 27, 2023

10.11+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Directors	10-K	001-39671	10.9	February 27, 2023

10.12+	Form of Performance-Based Restricted Stock Unit Award Agreement for Founders under 2020 Omnibus Incentive Plan	10-Q	001-39671	10.3	May 6, 2022

10.13+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Steven Yi, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.10	November 2, 2020

10.14+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated March 22, 2022	8-K	001-39671	10.1	March 28, 2022

10.15+	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated August 1, 2023	8-K	001-39671	10.1	August 2, 2023

10.16+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Eugene Nonko, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.11	November 2, 2020

10.17+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated March 22, 2022	8-K	001-39671	10.2	March 28, 2022

10.18+	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated August 1, 2023	8-K	001-39671	10.2	August 2, 2023

10.19+	Employment Agreement dated as of November 2, 2021, by and among Patrick R. Thompson, QuoteLab LLC, and MediaAlpha, Inc..	8-K	001-39671	10.1	November 2, 2021

10.20+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Jeffrey Coyne, dated June 21, 2022	8-K	001-39671	10.1	June 27, 2022

10.21	2020 Credit Agreement	S-1	001-39671	10.15	October 5, 2020

10.22	First Amendment to Credit Agreement dated as of July 29, 2021, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 3, 2021

10.23	Second Amendment dated as of June 8, 2023, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	June 12, 2023

21.1*	Subsidiaries of MediaAlpha, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	MediaAlpha, Inc. Clawback Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)
+     Management contract or compensatory plan or arrangement.
*     Filed herewith.
**   Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
Item 16. Form 10-K Summary
None.
Schedule II – Valuation and Qualifying Accounts and Allowances

	Balance at Beginning of the period	Additions during the period	Write-offs	Balance at End of period

Valuation allowance on deferred tax assets
Fiscal year 2023	$91,796	3,272	—	$95,068
Fiscal year 2022	$4,185	87,611	—	$91,796
Fiscal year 2021	$1,906	2,279	—	$4,185

Allowance for credit losses
Fiscal year 2023	$575	5	(43)	$537
Fiscal year 2022	$609	36	(70)	$575
Fiscal year 2021	$438	171	—	$609

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediaAlpha, Inc.

Date: February 22, 2024	By:	/s/ Patrick R. Thompson
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

Signature	Title	Date

/s/ Steve Yi	Chief Executive Officer, President and Director	February 22, 2024
Steve Yi

/s/ Patrick R. Thompson	Chief Financial Officer & Treasurer	February 22, 2024
Patrick R. Thompson

/s/ Venmal (Raji) Arasu	Director	February 22, 2024
Venmal (Raji) Arasu

/s/ Anthony Broglio	Director	February 22, 2024
Anthony Broglio

/s/ Christopher Delehanty	Director	February 22, 2024
Christopher Delehanty

/s/ David Lowe	Director	February 22, 2024
David Lowe

/s/ Jennifer Moyer	Director	February 22, 2024
Jennifer Moyer

/s/ Eugene Nonko	Director and Chief Technology Officer	February 22, 2024
Eugene Nonko

/s/ Lara Sweet	Director	February 22, 2024
Lara Sweet

/s/ Kathy Vrabeck	Chair of the Board of Directors	February 22, 2024
Kathy Vrabeck