Form 10-Q
period 2024-03-31
MediaAlpha, Inc.
filed 2024-05-02
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 30, 2024, there were 51,579,274 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 14,263,829 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in the 2023 Annual Report on Form 10-K.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$14,471	$17,271
Accounts receivable, net of allowance for credit losses of $455 and $537, respectively	57,495	53,773
Prepaid expenses and other current assets	3,661	3,529
Total current assets	75,627	74,573
Intangible assets, net	24,406	26,015
Goodwill	47,739	47,739
Other assets	5,251	5,598
Total assets	$153,023	$153,925
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$53,586	$56,279
Accrued expenses	10,833	11,588
Current portion of long-term debt	11,866	11,854
Total current liabilities	76,285	79,721
Long-term debt, net of current portion	160,234	162,445
Other long-term liabilities	5,907	6,184
Total liabilities	$242,426	$248,350
Commitments and contingencies (Note 5)
Stockholders' (deficit):
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 50.8 million and 47.4 million shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	508	474
Class B common stock, $0.01 par value - 100 million shares authorized; 15.0 million and 18.1 million shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	150	181
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	503,949	511,613
Accumulated deficit	(523,675)	(522,562)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(19,068)	$(10,294)
Non-controlling interests	(70,335)	(84,131)
Total stockholders' (deficit)	$(89,403)	$(94,425)
Total liabilities and stockholders' deficit	$153,023	$153,925
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$126,649	$111,630
Costs and operating expenses
Cost of revenue	102,969	93,262
Sales and marketing	5,796	6,994
Product development	4,363	5,168
General and administrative	11,149	15,755
Total costs and operating expenses	124,277	121,179
Income (loss) from operations	2,372	(9,549)
Other (income) expense, net	(9)	1,381
Interest expense	3,845	3,576
Total other expense, net	3,836	4,957
(Loss) before income taxes	(1,464)	(14,506)
Income tax expense	27	78
Net (loss)	$(1,491)	$(14,584)
Net (loss) attributable to non-controlling interest	(378)	(4,318)
Net (loss) attributable to MediaAlpha, Inc.	$(1,113)	$(10,266)
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.02)	$(0.23)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	48,574,448	43,870,005
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	3,057,000	31	(3,057,000)	(31)	(14,280)	—	14,280	—
Vesting of restricted stock units	407,803	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	8,575	—	7	8,582
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,956)	—	—	(1,956)
Distributions to non-controlling interests	—	—	—	—	—	—	(113)	(113)
Net (loss)	—	—	—	—	—	(1,113)	(378)	(1,491)
Balance at March 31, 2024	50,825,257	$508	15,013,829	$150	$503,949	$(523,675)	$(70,335)	$(89,403)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	10,000	—	(10,000)	—	(39)	—	39	—
Vesting of restricted stock units	608,022	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	14,259	—	45	14,304
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,238)	—	—	(1,238)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,104)	(1,104)
Net (loss)	—	—	—	—	—	(10,266)	(4,318)	(14,584)
Balance at March 31, 2023	44,268,656	$443	18,885,493	$189	$478,499	$(492,408)	$(75,429)	$(88,706)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss)	$(1,491)	$(14,584)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Equity-based compensation expense	8,634	14,341
Non-cash lease expense	196	167
Depreciation expense on property and equipment	61	96
Amortization of intangible assets	1,609	1,729
Amortization of deferred debt issuance costs	191	199
Impairment of cost method investment	—	1,406
Credit losses	(82)	(250)
Tax receivable agreement liability adjustments	—	6
Changes in operating assets and liabilities:
Accounts receivable	(3,640)	17,122
Prepaid expenses and other current assets	(147)	1,260
Other assets	125	125
Accounts payable	(2,693)	(7,679)
Accrued expenses	(1,085)	(1,382)
Net cash provided by operating activities	$1,678	$12,556
Cash flows from investing activities
Purchases of property and equipment	(34)	(30)
Net cash (used in) investing activities	$(34)	$(30)
Cash flows from financing activities
Payments made for:
Repayments on long-term debt	(2,375)	(2,375)
Distributions	(113)	(1,104)
Payments pursuant to tax receivable agreement	—	(2,822)
Shares withheld for taxes on vesting of restricted stock units	(1,956)	(1,238)
Net cash (used in) financing activities	$(4,444)	$(7,539)
Net (decrease) increase in cash and cash equivalents	(2,800)	4,987
Cash and cash equivalents, beginning of period	17,271	14,542
Cash and cash equivalents, end of period	$14,471	$19,529
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,783	$3,057
Income taxes paid, net of refunds	$—	$(233)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2023 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2024.
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
The December 31, 2023 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. Results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 2023 Annual Report on Form 10-K.
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.5 million as of March 31, 2024 and December 31, 2023.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	1	$20	16%	1	$17	15%
Purchases	1	$13	13%	1	$10	10%

	As of March 31, 2024			As of December 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$16	28%	1	$7	14%
Accounts payable	1	$7	13%	1	$12	21%

Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. During the three months ended March 31, 2024, no payments were made pursuant to the TRA. During the three months ended March 31, 2023, payments of $2.8 million were made pursuant to the TRA.
Liquidity
As of March 31, 2024, the aggregate principal amount outstanding under the 2021 Credit Facilities was $173.6 million, with $45.0 million remaining for borrowing under the 2021 Revolving Credit Facility. As of March 31, 2024, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, the Company believes that a recovery from this cyclical downturn is now underway, as certain of the Company’s key carrier partners increased their customer acquisition spend during the first quarter of 2024. While the Company expects this improvement to continue over the course of 2024, the Company is currently unable to accurately predict the pace or slope of this recovery, or its impact on the Company’s revenue from the P&C insurance vertical or the Company’s profitability, beyond the second quarter of 2024. The Company believes that its expected near-term revenue, cash on hand and availability to access additional cash under its 2021 Revolving Credit Facility are sufficient to meet its operating and capital expenditure requirements, and to continue to comply with its debt covenants, for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q.
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
New Accounting Pronouncements
Recently adopted accounting pronouncements
There have been no recently adopted accounting pronouncements by the Company which have a material impact on the Consolidated Financial Statements.
Recently issued not yet adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosure. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis but retrospective application is permitted. The Company is currently evaluating the impact of the ASU on its disclosures in the consolidated financial statements.
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

2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended March 31,
(in thousands)	2024	2023
Open marketplace transactions	$122,429	$107,659
Private marketplace transactions	4,220	3,971
Total	$126,649	$111,630
The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended March 31,
(in thousands)	2024	2023
Property & casualty insurance	$69,242	$55,107
Health insurance	47,279	45,603
Life insurance	7,563	7,091
Other	2,565	3,829
Total	$126,649	$111,630
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		March 31, 2024			December 31, 2023
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(25,336)	$18,164	$43,500	$(23,947)	$19,553
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	8,884	(2,642)	6,242	8,884	(2,422)	6,462
Intangible assets		$52,687	$(28,281)	$24,406	$52,687	$(26,672)	$26,015
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets amounted to $1.6 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	March 31, 2024		December 31, 2023
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$26,015	$47,739	$32,932
Amortization	—	(1,609)	—	(6,917)
Ending balance	$47,739	$24,406	$47,739	$26,015

As of March 31, 2024, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2024–Remaining Period	$4,819
2025	5,759
2026	5,143
2027	4,106
2028	2,298
Thereafter	2,281
$24,406
4. Long-term debt
On July 29, 2021, the Company entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Existing Credit Agreement”). On June 8, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Existing Credit Agreement (as amended by the Second Amendment, the “Amended Credit Agreement”).
The 2021 Term Loan Facility requires mandatory prepayments of principal with any Excess Cash Flow (as defined in the 2021 Credit Facilities) on an annual basis. The Company generated excess cash flow (as defined in the Amended Credit Agreement) for the year ended December 31, 2023, and so will be required to prepay approximately $3.0 million of the principal under the 2021 Term Loan Facility during the three months ending June 30, 2024, which amount has been classified within the current portion of long-term debt on the consolidated balance sheets.
Long-term debt consisted of the following:

	As of
(in thousands)	March 31, 2024	December 31, 2023
2021 Term Loan Facility	$168,625	$171,000
2021 Revolving Credit Facility	5,000	5,000
Debt issuance costs	(1,525)	(1,701)
Total debt	$172,100	$174,299
Less: current portion, net of debt issuance costs of $681 and $693, respectively	(11,866)	(11,854)
Total long-term debt	$160,234	$162,445
The Company incurred interest expense on the 2021 Term Loan Facility of $3.6 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.2 million for the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.38% as of March 31, 2024. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company’s interest rate on the outstanding borrowings under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility was 7.93%.
Accrued interest was $3.6 million as of March 31, 2024 and $3.7 million as of December 31, 2023, and is included within accrued expenses on the consolidated balance sheets. As of March 31, 2024, the Company was in compliance with all covenants under the 2021 Credit Facilities.

The expected future principal payments for all borrowings as of March 31, 2024 were as follows:

(in thousands)	Contractual maturity

2024–Remaining Period	$10,172
2025	9,500
2026	153,953
Debt and issuance costs	173,625
Unamortized debt issuance costs	(1,525)
Total debt	$172,100
5. Commitments and contingencies
Litigation and other matters
The Company is subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of management, the Company does not believe that the amount of liability, if any, as a result of these proceedings and claims will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
On February 21, 2023, the Company received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. The Company is cooperating fully with the FTC. During the three months ended March 31, 2024 and 2023, the Company incurred legal fees of $1.1 million and $0.3 million, respectively, in connection with the demand, which are included within general and administrative expenses on the consolidated statement of operations. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition.
As of March 31, 2024 and December 31, 2023, the Company did not have any material contingency reserves established for any litigation liabilities.
6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
QLH restricted Class B-1 units	$7	$45
Restricted Class A shares	105	202
Restricted stock units	8,470	14,057
Performance-based restricted stock units	52	37
Total equity-based compensation	$8,634	$14,341

Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$1,857	$966
Sales and marketing	1,701	2,381
Product development	1,482	2,172
General and administrative	3,594	8,822
Total equity-based compensation	$8,634	$14,341
As of March 31, 2024, total unrecognized compensation cost related to unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs was $9 thousand, $0.2 million, $73.4 million, and $1.1 million, respectively, which are expected to be recognized over weighted-average periods of 0.32 years, 0.41 years, 2.82 years, and 0.95 years, respectively.
7. Fair Value Measurements
The following are the Company’s financial instruments measured at fair value on a recurring basis:
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy.
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") which was closed on April 1, 2022. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company used the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets. A change in any of these unobservable inputs could significantly change the fair value of the contingent consideration. The fair value for the contingent consideration as of March 31, 2024 and December 31, 2023 was zero. CHT did not achieve the minimum revenue target for either twelve-month period, and so the Company did not pay any contingent consideration.
The following are the Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of March 31, 2024, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 6.55% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statement of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. On March 29, 2024, the board of directors and stockholders of the investee approved a plan of restructuring and liquidation that had the effect of cancelling the Company's investment. The Company had previously determined as of December 31, 2023 that the fair value of the investment was zero and accordingly this cancellation had no impact on the consolidated financial statements as of and for the three months ended March 31, 2024.
The Company used a market approach to estimate the fair value of equity and allocated the overall equity value to estimate the fair value of the common stock based on the liquidation preference and was classified within Level 3 of the fair value hierarchy.

8. Income taxes
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
(Loss) before income taxes	$(1,464)	$(14,506)
Income tax expense	$27	$78
Effective Tax Rate	(1.8)%	(0.5)%
The Company's effective tax rate of (1.8)% for the three months ended March 31, 2024 and (0.5)% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2024. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three months ended March 31, 2024, holders of Class B-1 units exchanged 3,057,000 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three months ended March 31, 2024, the Company did not recognize any additional deferred tax assets as the Company has recognized a full valuation allowance on its deferred tax assets.
As of March 31, 2024 and December 31, 2023, the Company had a valuation allowance of $116.6 million and $95.1 million, respectively, against its deferred tax assets based on the recent history of pre-tax losses, which is considered a significant piece of objective negative evidence that is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. It is possible in the foreseeable future that there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company could release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.
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

As of March 31, 2024 and December 31, 2023, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets and the Company does not believe it will generate sufficient taxable income in the foreseeable future to utilize related tax benefits and result in a payment under the TRA. As a result, the Company continues to remeasure the liabilities due under the TRA to be zero as of March 31, 2024 and December 31, 2023 in the consolidated balance sheets. If the Company had determined that making a payment under the TRA and generating sufficient future taxable income was probable, it would have also recorded a liability pursuant to the TRA of approximately $107 million as of March 31, 2024 in the consolidated balance sheets.
Payments pursuant to the TRA of $0 and $2.8 million were made during the three months ended March 31, 2024 and 2023, respectively.
9. Earnings (Loss) Per Share

	Three Months Ended March 31,
(in thousands except share data and per share amount)	2024	2023
Basic
Net (loss)	$(1,491)	$(14,584)
Less: net (loss) attributable to non-controlling interest	(378)	(4,318)
Net (loss) available for basic common shares	$(1,113)	$(10,266)
Weighted-average shares of Class A common stock outstanding - basic and diluted	48,574,448	43,870,005
(Loss) per share of Class A common stock - basic and diluted	$(0.02)	$(0.23)
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

	As of
	March 31, 2024	March 31, 2023
QLH Class B-1 Units	15,049,782	18,921,446
Restricted Class A Shares	16,598	109,328
Restricted stock units	4,662,213	6,354,505
Potential dilutive shares	19,728,593	25,385,279
The outstanding PRSUs were not included in the potentially dilutive securities as of March 31, 2024 as the performance conditions have not been met.
10. Non-Controlling Interest
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
During the three months ended March 31, 2024, the holders of the non-controlling interests exchanged 3,057,000 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of March 31, 2024, the holders of the non-controlling interests owned 22.8% of the total equity interests in QLH, with the remaining 77.2% owned by MediaAlpha, Inc. As of December 31, 2023, the holders of the non-controlling interests owned 27.7% of the total equity interests in QLH, with the remaining 72.3% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $599 million in Transaction Value across our platform from these verticals over the twelve-month period ended March 31, 2024.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended March 31, 2024, the websites of our diversified group of supply partners and our proprietary websites drove an average of 8.4 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Revenue	$126.6	15.0	13.5%	$111.6
Transaction Value[1]	$219.1	25.9	13.4%	$193.2
Contribution[1]	$27.7	6.3	29.2%	$21.4
Net (Loss)	$(1.5)	13.1	(89.8)%	$(14.6)
Adjusted EBITDA[1]	$14.4	7.1	98.5%	$7.3
1.Transaction Value is an operating metric not presented in accordance with GAAP. Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.” for additional information regarding the Company’s operating metrics and Non-GAAP metrics.

For the three months ended March 31, 2024, we generated $126.6 million of revenue and $219.1 million of Transaction Value, representing increases of 13.5% and 13.4%, respectively, compared with the three months ended March 31, 2023, driven primarily by higher customer acquisition spending by P&C carrier partners, and by higher demand in under 65 health and opportunistic partner spend in Medicare.

Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $27.7 million for the three months ended March 31, 2024, a year-over-year increase of 29.2%, driven primarily by the higher revenue. Contribution Margin was 21.9%, compared with 19.2% in the three months ended March 31, 2023.

Net loss for the three months ended March 31, 2024 was $1.5 million, compared with a net loss of $14.6 million for the three months ended March 31, 2023, driven primarily by the increase in gross profit of $5.3 million and a $5.7 million decrease in equity-based compensation expense, as well as by a $1.4 million impairment charge related to a cost method investment recorded during the three months ended March 31, 2023 that did not recur in the current period.

Adjusted EBITDA for the three months ended March 31, 2024 was $14.4 million, a year-over-year increase of 98.5%, due primarily to higher gross profit as well as continued expense discipline.
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K.
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
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $219.1 million for the three months ended March 31, 2024, from $193.2 million for the three months ended March 31, 2023, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both buyers and sellers on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the three months ended March 31, 2024, 99% of total insurance Transaction Value executed on our platform came from demand partner relationships in existence during 2023.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We obtain these Consumer Referrals from our diverse network of supply partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of buyers, during the three months ended March 31, 2024, 13 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 26.6 million for the three months ended March 31, 2024, from 24.9 million for the three months ended March 31, 2023. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles in the auto insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. Beginning in the second half of 2021, the auto insurance industry entered a "hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation and we believe that the cycle is now turning and a market recovery is underway. While we expect this improvement to continue, driving increases in P&C insurance revenue over the course of 2024, we are currently unable to accurately predict the pace or slope of this recovery from this cyclical downturn, or its impact on our revenue from the P&C insurance vertical or our profitability, beyond the second quarter of 2024.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"), and the Federal Communications Commission has recently adopted changes to the consent rules under the Telephone Consumer Protection Act of 1991 (“TCPA”). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how these changes may ultimately be implemented and/or interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA"), became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and a number of other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, Virginia, and Washington, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to Federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2023 Annual Report on Form 10-K.
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
With respect to our Private Marketplace transactions, buyers and suppliers contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge the supplier a platform fee on the Consumer Referrals transacted. We act as an agent in Private Marketplace transactions and recognize revenue for the platform fee received, which is a negotiated percentage of the Transaction Value of such transactions. We do not make any payments to suppliers in our Private Marketplaces.
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
Other expense (income), net
Other expense (income), net consists primarily of expenses and income not incurred by us in our ordinary course of business and that are not included in any of the categories listed above.
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our 2021 Credit Facilities and the amortization of deferred financing costs associated with these arrangements.
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc, pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of March 31, 2024, our ownership interest in QLH was 77.2%.
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

Operating results for the three months ended March 31, 2024 and 2023
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024		2023
Revenue	$126,649	100.0%	$111,630	100.0%
Costs and operating expenses
Cost of revenue	102,969	81.3%	93,262	83.5%
Sales and marketing	5,796	4.6%	6,994	6.3%
Product development	4,363	3.4%	5,168	4.6%
General and administrative	11,149	8.8%	15,755	14.1%
Total costs and operating expenses	124,277	98.1%	121,179	108.6%
Income (loss) from operations	2,372	1.9%	(9,549)	(8.6)%
Other (income) expense, net	(9)	0.0%	1,381	1.2%
Interest expense	3,845	3.0%	3,576	3.2%
Total other expense, net	3,836	3.0%	4,957	4.4%
(Loss) before income taxes	(1,464)	(1.2)%	(14,506)	(13.0)%
Income tax expense	27	0.0%	78	0.1%
Net (loss)	$(1,491)	(1.2)%	$(14,584)	(13.1)%
Net (loss) attributable to non-controlling interest	(378)	(0.3)%	(4,318)	(3.9)%
Net (loss) attributable to MediaAlpha, Inc.	$(1,113)	(0.9)%	$(10,266)	(9.2)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.02)		$(0.23)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	48,574,448		43,870,005
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Property & Casualty insurance	$69,242	$14,135	25.7%	$55,107
Percentage of total revenue	54.7%			49.4%
Health insurance	47,279	1,676	3.7%	$45,603
Percentage of total revenue	37.3%			40.9%
Life insurance	7,563	472	6.7%	$7,091
Percentage of total revenue	6.0%			6.4%
Other	2,565	(1,264)	(33.0)%	$3,829
Percentage of total revenue	2.0%			3.4%
Revenue	$126,649	15,019	13.5%	$111,630

The increase in P&C insurance revenue for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was due to an increase in customer acquisition spending by many of our P&C insurance carrier partners as their underwriting profitability began to improve as a result of lower claims cost inflation and regulatory approval of premium increases. In addition, the first quarter is typically a seasonally strong quarter for the P&C insurance industry. We believe that the hard market cycle the P&C insurance industry has experienced since the second half of 2021 has now turned and a market recovery is underway. While we expect this improvement to continue, driving increases in P&C insurance revenue over the course of 2024, we are currently unable to accurately predict the pace or slope of this recovery, or its impact on our revenue from the P&C insurance vertical or our profitability, beyond the second quarter of 2024.

The increase in health insurance revenue for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven by increases in customer acquisition spending in our marketplaces, due primarily to increased demand for leads and calls offset in part by a higher mix of Private Marketplace transactions, where we only recognize our platform fee as revenue.
The increase in life insurance revenue for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven primarily by a greater mix of transactions through our Open Marketplace, which positively impacted revenue.
The decrease in other revenue for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven primarily by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs, as well as lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by higher interest rates.
Cost of revenue
The following table presents our cost of revenue for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Cost of revenue	$102,969	$9,707	10.4%	$93,262
Percentage of revenue	81.3%			83.5%

The increase in cost of revenue for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Sales and marketing	$5,796	$(1,198)	(17.1)%	$6,994
Percentage of revenue	4.6%			6.3%
The decrease in sales and marketing expenses for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was due primarily to a decrease in equity-based compensation expense of $0.7 million and a decrease in personnel-related costs of $0.4 million, which were related to lower employee headcount resulting from the reduction-in-force implemented during the second quarter of 2023 ("RIF Plan").

Product development
The following table presents our product development expenses for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Product development	$4,363	$(805)	(15.6)%	$5,168
Percentage of revenue	3.4%			4.6%
The decrease in product development expenses for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was due primarily to a decrease in equity-based compensation expense of $0.7 million, which was related to lower employee headcount resulting from the RIF Plan.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
General and administrative	$11,149	$(4,606)	(29.2)%	$15,755
Percentage of revenue	8.8%			14.1%
The decrease in general and administrative expenses for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was due primarily to a decrease in equity-based compensation expense of $5.2 million, a decrease in personnel-related costs of $0.5 million, and a $0.3 million reduction in directors & officers insurance premiums, offset in part by a $1.2 million increase in legal costs associated primarily with the civil investigative demand received from the Federal Trade Commission (FTC) in February 2023.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Cost of revenue	$1,857	$891	92.2%	$966
Sales and marketing	1,701	(680)	(28.6)%	2,381
Product development	1,482	(690)	(31.8)%	2,172
General and administrative	3,594	(5,228)	(59.3)%	8,822
Total	$8,634	$(5,707)	(39.8)%	$14,341
The decrease in equity-based compensation expense for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven primarily by lower employee headcount, resulting primarily from the RIF Plan, offset in part by higher expenses related to annual awards of RSUs granted to employees. The decrease was also due in part to the expense in the 2023 period associated with the RSUs granted at the time of the IPO, substantially all of which were fully vested as of December 31, 2023. The increase in equity-based compensation expense recorded within cost of revenue for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven primarily due to acceleration of RSUs vesting for certain terminated employees during the three months ended March 31, 2024.

Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Sales and Marketing	$1,396	$(143)	(9.3)%	$1,539
General and administrative	213	23	12.1%	190
Total	$1,609	$(120)	(6.9)%	$1,729
The decrease in amortization expense for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was immaterial.
Other (income) expense, net
The following table presents our other (income) expense, net for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Other (income) expense, net	$(9)	$(1,390)	(100.7)%	$1,381
Percentage of revenue	0.0%			1.2%
The decrease in other (income) expense, net for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven primarily by an impairment charge of $1.4 million during the three months ended March 31, 2023 related to our cost method investment.
Interest expense
The following table presents our interest expense for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Interest expense	$3,845	$269	7.5%	$3,576
Percentage of revenue	3.0%			3.2%

The increase in interest expense for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was driven by higher interest rates payable on amounts borrowed under the 2021 Credit Facilities, offset in part by the impact of lower outstanding balances during the current year period.
Income tax expense
The following table presents our income tax expense for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Income tax expense	$27	$(51)	(65.4)%	$78
Percentage of revenue	0.0%			0.1%

The decrease in income tax expense for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was immaterial. Our effective tax rate of (1.8)% and (0.5)% for the three months ended March 31, 2024 and 2023, respectively, differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items.
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
The following table reconciles Adjusted EBITDA with net (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net (loss)	$(1,491)	$(14,584)
Equity-based compensation expense	8,634	14,341
Interest expense	3,845	3,576
Income tax expense	27	78
Depreciation expense on property and equipment	61	96
Amortization of intangible assets	1,609	1,729
Transaction expenses(1)	658	294
Impairment of cost method investment	—	1,406
Changes in TRA related liability	—	6
Changes in Tax Indemnification Receivable	(1)	(14)
Settlement of federal and state income tax refunds	—	3
Legal expenses(2)	1,077	333
Adjusted EBITDA	$14,419	$7,264

(1)Transaction expenses consist of $0.7 million and $0.3 million of legal and accounting fees incurred by us for the three months ended March 31, 2024 and 2023, respectively, in connection with resale registration statements filed with the SEC.
(2)Legal expenses of $1.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, consist of legal fees incurred in connection with the civil investigative demand received from the FTC in February 2023.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$126,649	$111,630
Less cost of revenue	(102,969)	(93,262)
Gross profit	23,680	18,368
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	1,857	966
Salaries, wages, and related	908	1,047
Internet and hosting	131	150
Other expenses	203	172
Depreciation	5	11
Other services	828	715
Merchant-related fees	64	(4)
Contribution	27,676	21,425
Gross margin	18.7%	16.5%
Contribution Margin	21.9%	19.2%
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
The following table presents Transaction Value by platform model for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Open Marketplace transactions	$122,429	$107,659
Percentage of total Transaction Value	55.9%	55.7%
Private Marketplace transactions	96,677	85,506
Percentage of total Transaction Value	44.1%	44.3%
Total Transaction Value	$219,106	$193,165
The following table presents Transaction Value by vertical for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Property & Casualty insurance	$135,494	$117,924
Percentage of total Transaction Value	61.8%	61.0%
Health insurance	69,087	59,412
Percentage of total Transaction Value	31.5%	30.8%
Life insurance	10,237	10,117
Percentage of total Transaction Value	4.7%	5.2%
Other	4,288	5,712
Percentage of total Transaction Value	2.0%	3.0%
Total Transaction Value	$219,106	$193,165
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

The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Clicks	74.6%	78.7%
Calls	15.9%	12.9%
Leads	9.5%	8.4%
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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of March 31, 2024 and December 31, 2023, our cash and cash equivalents totaled $14.5 million and $17.3 million, respectively. As of March 31, 2024, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $168.6 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, we believe that the hard market cycle has now turned and a market recovery is underway as certain of our key carrier partners increased their customer acquisition spend during the first quarter of 2024. While we expect this improvement to continue over the course of 2024, we are currently unable to accurately predict the pace or slope of this recovery beyond the second quarter of 2024.
We believe that our expected near-term revenue, cash on hand and availability to access cash available under the 2021 Credit Facilities will be sufficient to meet our projected operating and debt service requirements, and we expect that we will continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities or our financial results are below our expectations due to cyclical conditions in our primary vertical markets or other factors and we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to take additional actions to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital. We have historically not used funds available under our credit facilities to fund our operations or to make payments required under our credit facilities.
We may in the future engage in merger and acquisition or other activities, including share repurchases, that could require us to draw on our existing credit facilities or raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Our material cash requirements include our long-term debt, operating lease obligations, and any payments under the TRA.

Cash Flows
The following table presents a summary of our cash flows for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(dollars in thousands)	Three Months Ended March 31, 2024	$	%	Three Months Ended March 31, 2023
Net cash provided by operating activities	$1,678	$(10,878)	(86.6)%	$12,556
Net cash (used in) investing activities	$(34)	$(4)	13.3%	$(30)
Net cash (used in) financing activities	$(4,444)	$3,095	(41.1)%	$(7,539)
Operating activities
Cash flows provided by operating activities were $1.7 million for the three months ended March 31, 2024, compared with $12.6 million for the three months ended March 31, 2023. The decrease was due primarily to an increase in net working capital due to the timing of payments of our accounts payable and accounts receivable, offset in part by the lower net loss, excluding the impact of non-cash items.
Investing activities
Cash flows used in investing activities were immaterial for the three months ended March 31, 2024 and 2023.
Financing activities
Cash flows used in financing activities were $4.4 million for the three months ended March 31, 2024, compared with $7.5 million for the three months ended March 31, 2023. The decrease was due primarily to higher payments made pursuant to the TRA and distributions to non-controlling interests during the three months ended March 31, 2023.
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
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. In addition, the 2021 Term Loan Facility also requires mandatory prepayments of principal in the amount of any Excess Cash Flow (as defined in the Amended

Credit Agreement) on an annual basis. We generated Excess Cash Flow for the year ended December 31, 2023, and so will be required to prepay approximately $3.0 million of the principal under the 2021 Term Loan Facility during the three months ended June 30, 2024, which amount has been classified within the current portion of long-term debt on the consolidated balance sheets. The 2021 Revolving Credit Facility does not require amortization of principal and will mature on July 29, 2026.
As of March 31, 2024, we had $167.1 million of outstanding borrowings, net of deferred debt issuance costs of $1.5 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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
In connection with the IPO, we entered into the TRA, as amended, with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA. We amended the TRA on October 1, 2023 to, among other things, provide for use of a blended state tax rate and replace the LIBOR with the SOFR as the interest rate benchmark.
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of March 31, 2024 and December 31, 2023, we had no payments due pursuant to the TRA, as in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income we determined that we do not consider the payments under the TRA to be probable for the foreseeable future, and so remeasured our liabilities pursuant to the TRA to be zero.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2023 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $0.4 million impact on interest expense for the three months ended March 31, 2024.
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
Our accounts receivable, which are unsecured, may expose us to credit risk based on their collectability. We control credit risk by investigating the creditworthiness of all customers prior to establishing relationships with them, performing periodic reviews of the credit activities of those customers during the course of the business relationship, regularly analyzing the collectability of accounts receivable, and recording allowances for credit losses. Our supplier concentration can also expose us to business risks.
Customer and supplier concentrations consisted of the below:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	1	$20	16%	1	$17	15%
Purchases	1	$13	13%	1	$10	10%

	As of March 31, 2024			As of December 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$16	28%	1	$7	14%
Accounts payable	1	$7	13%	1	$12	21%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2024.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The content of Part I, Item 1 "Financial Statements—Note 5 to the Consolidated Financial Statements—Commitments and contingencies - Litigation and other matters" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2024:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January, 2024	—	$—	N/A	N/A
February, 2024	127,935	$15.29	N/A	N/A
March, 2024	—	$—	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the prices of our Class A Common Shares on NYSE on the purchase dates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

MEDIAALPHA, INC.

Date:	May 2, 2024	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer