Form 10-Q
period 2024-06-30
MediaAlpha, Inc.
filed 2024-08-01
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 31, 2024, there were 54,729,353 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 11,574,029 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$28,659	$17,271
Accounts receivable, net of allowance for credit losses of $684 and $537, respectively	90,696	53,773
Prepaid expenses and other current assets	3,340	3,529
Total current assets	122,695	74,573
Intangible assets, net	22,797	26,015
Goodwill	47,739	47,739
Other assets	4,994	5,598
Total assets	$198,225	$153,925
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$90,604	$56,279
Accrued expenses	11,808	11,588
Current portion of long-term debt	8,829	11,854
Total current liabilities	111,241	79,721
Long-term debt, net of current portion	158,023	162,445
Other long-term liabilities	6,931	6,184
Total liabilities	$276,195	$248,350
Commitments and contingencies (Note 5)
Stockholders' (deficit)
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 54.7 million and 47.4 million shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	547	474
Class B common stock, $0.01 par value - 100 million shares authorized; 11.6 million and 18.1 million shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	116	181
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	494,995	511,613
Accumulated deficit	(520,055)	(522,562)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(24,397)	$(10,294)
Non-controlling interest	(53,573)	(84,131)
Total stockholders' (deficit)	$(77,970)	$(94,425)
Total liabilities and stockholders' deficit	$198,225	$153,925
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$178,274	$84,772	$304,923	$196,402
Costs and operating expenses
Cost of revenue	146,589	71,006	249,558	164,268
Sales and marketing	6,316	6,707	12,112	13,701
Product development	5,052	5,061	9,415	10,229
General and administrative	13,824	18,070	24,973	33,825
Total costs and operating expenses	171,781	100,844	296,058	222,023
Income (loss) from operations	6,493	(16,072)	8,865	(25,621)
Other (income) expense, net	(1,808)	(116)	(1,817)	1,265
Interest expense	3,751	3,874	7,596	7,450
Total other expense, net	1,943	3,758	5,779	8,715
Income (loss) before income taxes	4,550	(19,830)	3,086	(34,336)
Income tax expense	130	150	157	228
Net income (loss)	$4,420	$(19,980)	$2,929	$(34,564)
Net income (loss) attributable to non-controlling interest	800	(5,694)	422	(10,012)
Net income (loss) attributable to MediaAlpha, Inc.	$3,620	$(14,286)	$2,507	$(24,552)
Net income (loss) per share of Class A common stock
-Basic	$0.07	$(0.32)	$0.05	$(0.55)
-Diluted	$0.07	$(0.32)	$0.04	$(0.55)
Weighted average shares of Class A common stock outstanding
-Basic	53,367,896	45,160,646	50,971,172	44,518,890
-Diluted	53,367,896	45,160,646	65,868,384	44,518,890
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	3,057,000	31	(3,057,000)	(31)	(14,280)	—	14,280	—
Vesting of restricted stock units	407,803	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	8,575	—	7	8,582
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,956)	—	—	(1,956)
Distributions to non-controlling interests	—	—	—	—	—	—	(113)	(113)
Net (loss)	—	—	—	—	—	(1,113)	(378)	(1,491)
Balance at March 31, 2024	50,825,257	$508	15,013,829	$150	$503,949	$(523,675)	$(70,335)	$(89,403)
Exchange of non-controlling interest for Class A common stock	3,439,800	34	(3,439,800)	(34)	(16,104)	—	16,104	—
Vesting of restricted stock units	464,296	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,876	—	6	8,882
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,721)	—	—	(1,721)
Contributions from QLH’s members	—	—	—	—	—	—	756	756
Distributions to non-controlling interests	—	—	—	—	—	—	(904)	(904)
Net income	—	—	—	—	—	3,620	800	4,420
Balance at June 30, 2024	54,729,353	$547	11,574,029	$116	$494,995	$(520,055)	$(53,573)	$(77,970)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	10,000	—	(10,000)	—	(39)	—	39	—
Vesting of restricted stock units	608,022	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	14,259	—	45	14,304
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,238)	—	—	(1,238)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,104)	(1,104)
Net (loss)	—	—	—	—	—	(10,266)	(4,318)	(14,584)
Balance at March 31, 2023	44,268,656	$443	18,885,493	$189	$478,499	$(492,408)	$(75,429)	$(88,706)
Exchange of non-controlling interest for Class A common stock	766,000	8	(766,000)	(8)	(3,130)	—	3,130	—
Vesting of restricted stock units	822,147	8	—	—	(8)	—	—	—
Equity-based compensation	—	—	—	—	15,171	—	14	15,185
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(701)	—	—	(701)
Distributions to non-controlling interests	—	—	—	—	—	—	(192)	(192)
Net (loss)	—	—	—	—	—	(14,286)	(5,694)	(19,980)
Balance at June 30, 2023	45,856,803	$459	18,119,493	$181	$489,831	$(506,694)	$(78,171)	$(94,394)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$2,929	$(34,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation expense	17,855	29,489
Non-cash lease expense	395	337
Depreciation expense on property and equipment	126	188
Amortization of intangible assets	3,218	3,458
Amortization of deferred debt issuance costs	380	398
Impairment of cost method investment	—	1,406
Credit losses	147	(250)
Tax receivable agreement liability adjustments	—	6
Changes in operating assets and liabilities:
Accounts receivable	(37,070)	27,659
Prepaid expenses and other current assets	159	2,364
Other assets	249	250
Accounts payable	34,325	(16,177)
Accrued expenses	574	1,777
Net cash provided by operating activities	$23,287	$16,341
Cash flows from investing activities
Purchases of property and equipment	(164)	(47)
Net cash (used in) investing activities	$(164)	$(47)
Cash flows from financing activities
Payments made for / proceeds received from:
Repayments on long-term debt	(7,797)	(4,750)
Contributions from QLH’s members	756	—
Distributions	(1,017)	(1,296)
Payments pursuant to tax receivable agreement	—	(2,822)
Shares withheld for taxes on vesting of restricted stock units	(3,677)	(1,939)
Net cash (used in) financing activities	$(11,735)	$(10,807)
Net increase in cash and cash equivalents	11,388	5,487
Cash and cash equivalents, beginning of period	17,271	14,542
Cash and cash equivalents, end of period	$28,659	$20,029
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,300	$6,423
Income tax refunds, net of taxes paid	$(2)	$(233)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2023 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2024.
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
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.7 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$70	39%	—	$—	—%
Purchases	—	$—	—%	1	$8	11%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$95	31%	1	$22	11%
Purchases	1	$25	10%	1	$17	11%

	As of June 30, 2024			As of December 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$42	46%	1	$7	14%
Accounts payable	1	$10	11%	1	$12	21%
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. During the three and six months ended June 30, 2024, no payments were made pursuant to the TRA. During the three and six months ended June 30, 2023, payments of $0 and $2.8 million, respectively, were made pursuant to the TRA.
Liquidity
As of June 30, 2024, the aggregate principal amount outstanding under the 2021 Credit Facilities was $168.2 million, with $45.0 million remaining for borrowing under the 2021 Revolving Credit Facility. As of June 30, 2024, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, the recovery in the Property & Casualty (P&C) vertical gained significant momentum during the first half of 2024, with multiple carriers meaningfully increasing their spending in the Company's marketplace. While the Company expects this trend to continue as additional carriers refocus on growth in light of improved underwriting profitability, the Company is currently unable to accurately predict the pace or slope of this recovery, or its impact on the Company’s revenue from the P&C insurance vertical or the Company’s profitability, beyond the third quarter of 2024. The Company believes that its expected near-term revenue, cash on hand and availability to access additional cash under its 2021 Revolving Credit Facility are sufficient to meet its operating and capital expenditure requirements, and to continue to comply with its debt covenants, for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q.
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
New Accounting Pronouncements
Recently adopted accounting pronouncements
There have been no recently adopted accounting pronouncements by the Company.
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
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Open marketplace transactions	$171,504	$82,856	$293,933	$190,515
Private marketplace transactions	6,770	1,916	10,990	5,887
Total	$178,274	$84,772	$304,923	$196,402
The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Property & casualty insurance	$134,422	$39,492	$203,664	$94,599
Health insurance	34,774	35,628	82,053	81,231
Life insurance	6,518	5,889	14,081	12,980
Other	2,560	3,763	5,125	7,592
Total	$178,274	$84,772	$304,923	$196,402
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		June 30, 2024			December 31, 2023
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(26,724)	$16,776	$43,500	$(23,947)	$19,553
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	8,884	(2,863)	6,021	8,884	(2,422)	6,462
Intangible assets		$52,687	$(29,890)	$22,797	$52,687	$(26,672)	$26,015
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets amounted to $1.6 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $3.5 million for the six months ended June 30, 2024 and 2023, respectively. The Company has no accumulated impairment of goodwill.

The following table presents the changes in goodwill and intangible assets:

	As of
	June 30, 2024		December 31, 2023
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$26,015	$47,739	$32,932
Amortization	—	(3,218)	—	(6,917)
Ending balance	$47,739	$22,797	$47,739	$26,015
As of June 30, 2024, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2024–Remaining Period	$3,210
2025	5,759
2026	5,143
2027	4,106
2028	2,298
Thereafter	2,281
$22,797
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
Long-term debt consisted of the following:

	As of
(in thousands)	June 30, 2024	December 31, 2023
2021 Term Loan Facility	$163,203	$171,000
2021 Revolving Credit Facility	5,000	5,000
Debt issuance costs	(1,351)	(1,701)
Total debt	$166,852	$174,299
Less: current portion, net of debt issuance costs of $671 and $693, respectively	(8,829)	(11,854)
Total long-term debt	$158,023	$162,445
The Company incurred interest expense on the 2021 Term Loan Facility of $3.3 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively, and $7.0 million and $7.1 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.38% as of June 30, 2024. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company’s interest rates on the outstanding borrowings under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility were 7.82% and 7.90%, respectively.

Accrued interest was $3.4 million as of June 30, 2024 and $3.7 million as of December 31, 2023, and is included within accrued expenses on the consolidated balance sheets. As of June 30, 2024, the Company was in compliance with all covenants under the 2021 Credit Facilities.
The expected future principal payments for all borrowings as of June 30, 2024 were as follows:

(in thousands)	Contractual maturity

2024–Remaining Period	$4,750
2025	9,500
2026	153,953
Debt and issuance costs	168,203
Unamortized debt issuance costs	(1,351)
Total debt	$166,852
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
On February 21, 2023, the Company received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. The Company is cooperating fully with the FTC. During the three and six months ended June 30, 2024, the Company incurred legal fees of $0.7 million and $1.8 million, respectively, and during the three and six months ended June 30, 2023, the Company incurred legal fees of $1.1 million and $1.4 million, respectively, in connection with the demand, which are included within general and administrative expenses on the consolidated statement of operations. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition.
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024. The Company intends to appeal the assessment to the Board of Review of the Office of Finance. As of June 30, 2024 the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of June 30, 2024 and December 31, 2023, the Company did not have any material contingency reserves established for any litigation liabilities.

6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
QLH restricted Class B-1 units	6	14	13	59
Restricted Class A shares	101	132	206	334
Restricted stock units	8,775	15,039	17,245	29,096
Performance-based restricted stock units	339	(37)	391	—
Total equity-based compensation	$9,221	$15,148	$17,855	$29,489
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$392	$981	$2,249	$1,947
Sales and marketing	2,042	2,363	3,743	4,744
Product development	1,786	2,099	3,268	4,271
General and administrative	5,001	9,705	8,595	18,527
Total equity-based compensation	$9,221	$15,148	$17,855	$29,489
As of June 30, 2024, total unrecognized compensation cost related to unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs was $3 thousand, $0.1 million, $64.4 million, and $0.9 million, respectively, which are expected to be recognized over weighted-average periods of 0.17 years, 0.17 years, 2.69 years, and 0.70 years, respectively.
7. Fair Value Measurements
The following are the Company’s financial instruments measured at fair value on a recurring basis:
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy.
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") which was closed on April 1, 2022. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company used the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets. The fair value of the contingent consideration as of June 30, 2024 and December 31, 2023 was zero. CHT did not achieve the minimum revenue target for either twelve-month period, and so the Company did not pay any contingent consideration.
The following are the Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of June 30, 2024, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 6.60% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.

Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statement of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. On March 29, 2024, the board of directors and stockholders of a company in which the Company held a minority equity investment approved a plan of restructuring and liquidation that had the effect of cancelling the Company's investment. The Company had previously determined as of December 31, 2023 that the fair value of the investment was zero and accordingly this cancellation had no impact on the consolidated financial statements as of and for the three and six months ended June 30, 2024.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Income (loss) before income taxes	$4,550	$(19,830)	$3,086	$(34,336)
Income tax expense	$130	$150	$157	$228
Effective Tax Rate	2.9%	(0.8)%	5.1%	(0.7)%
The Company's effective tax rate of 2.9% and 5.1% for the three and six months ended June 30, 2024, respectively, and (0.8)% and (0.7)% for the three and six months ended June 30, 2023, respectively, differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in valuation allowance, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to the Company, state taxes, and other nondeductible permanent items.
There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2024. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and six months ended June 30, 2024, holders of Class B-1 units exchanged 3,439,800 and 6,496,800 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three and six months ended June 30, 2024, the Company did not recognize any additional deferred tax assets as the Company has recognized a full valuation allowance on its deferred tax assets.

As of June 30, 2024 and December 31, 2023, the Company had a valuation allowance of $125.9 million and $95.1 million, respectively, against its deferred tax assets based on the recent history of pre-tax losses, which is considered a significant piece of objective negative evidence that is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. Based on the significant improvement in the Company's pre-tax income for the six months ended June 30, 2024 and the current forecasts, the Company expects that in the foreseeable future there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company would be able to release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net income.
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
As of June 30, 2024 and December 31, 2023, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets. Accordingly, the Company has determined that the liabilities under the TRA were zero as of June 30, 2024 and December 31, 2023 in the consolidated balance sheets. In the event the Company generates taxable income for the current year, the Company would be required to recognize a portion or all of the liability under the TRA. If the Company had determined that making a payment under the TRA and generating sufficient future taxable income was probable, it would have also recorded a liability pursuant to the TRA of approximately $122 million as of June 30, 2024 in the consolidated balance sheets.
No payments were made pursuant to the TRA during the three and six months ended June 30, 2024, and payments of $0 and $2.8 million were made during the three and six months ended June 30, 2023, respectively.
9. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share data and per share amounts)	2024	2023	2024	2023
Basic
Net income (loss)	$4,420	$(19,980)	$2,929	$(34,564)
Less: net income (loss) attributable to non-controlling interest	800	(5,694)	422	(10,012)
Net income (loss) attributable to MediaAlpha, Inc.	$3,620	$(14,286)	$2,507	$(24,552)
Weighted-average shares of Class A common stock outstanding - basic	53,367,896	45,160,646	50,971,172	44,518,890
Weighted-average shares of Class A common stock outstanding - diluted	53,367,896	45,160,646	65,868,384	44,518,890
Income (loss) per share of Class A common stock - basic	$0.07	$(0.32)	$0.05	$(0.55)
Income (loss) per share of Class A common stock - diluted	$0.07	$(0.32)	$0.04	$(0.55)

(in thousands except share data and per share amount)	Six months ended June 30, 2024
Diluted
Net income	$2,929
Add: incremental tax benefits related to exchange of Class B-units	—
Net income available for diluted common shares	$2,929
Weighted-average shares outstanding:
Class A common stock	50,971,172
Class B-1 units	14,897,212
Weighted-average shares of Class A common stock and potential Class A common stock	65,868,384
Net income per share of Class A common stock - diluted	$0.04
Potentially dilutive shares, which are based on the weighted-average shares of underlying unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs using the treasury stock method and the outstanding QLH restricted Class B-1 units using the if-converted method, are included when calculating diluted net income per share attributable to MediaAlpha, Inc. when their effect is dilutive. The effects of certain of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect of their inclusion would be anti-dilutive. The following table summarizes the shares and units with a potentially dilutive impact for the three months ended June 30, 2024 and 2023:

	As of
	June 30, 2024	June 30, 2023
QLH Class B-1 Units	11,609,982	18,155,446
Restricted Class A Shares	6,455	80,268
Restricted stock units	4,065,863	5,165,167
Potentially dilutive shares	15,682,300	23,400,881
The following table summarizes the shares and units with a potentially dilutive impact for the six months ended June 30, 2024 and 2023:

	As of
	June 30, 2024	June 30, 2023
QLH Class B-1 Units	307	18,155,446
Restricted Class A Shares	6,455	80,268
Restricted stock units	4,065,863	5,165,167
Potentially dilutive shares	4,072,625	23,400,881
The outstanding PRSUs were not included in the potentially dilutive securities as of June 30, 2024 as the performance conditions have not been met.
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
During the three and six months ended June 30, 2024, the holders of the non-controlling interests exchanged 3,439,800 and 6,496,800 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of June 30, 2024, the holders of the non-controlling interests owned 17.5% of the total equity interests in QLH, with the remaining 82.5% owned by MediaAlpha, Inc. As of December 31, 2023, the holders of the non-controlling interests owned 27.7% of the total equity interests in QLH, with the remaining 72.3% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $797 million in Transaction Value across our platform from these verticals over the twelve-month period ended June 30, 2024.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended June 30, 2024, the websites of our diversified group of supply partners and our proprietary websites drove an average of 8.5 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Revenue	$178.3	93.5	110.3%	$84.8
Transaction Value[1]	$321.8	195.9	155.6%	$125.9
Contribution[1]	$33.7	17.2	104.1%	$16.5
Net Income (Loss)	$4.4	24.4	(122.1)%	$(20.0)
Adjusted EBITDA[1]	$18.7	15.1	421.7%	$3.6
1.Transaction Value is an operating metric not presented in accordance with GAAP. Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.” for additional information regarding the Company’s operating metrics and Non-GAAP metrics.

For the three months ended June 30, 2024, we generated $178.3 million of revenue and $321.8 million of Transaction Value, representing increases of 110.3% and 155.6%, respectively, compared with the three months ended June 30, 2023, driven primarily by significant increases in customer acquisition spending by multiple P&C carrier partners as they refocus on growth in light of improved underwriting profitability.

Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $33.7 million for the three months ended June 30, 2024, a year-over-year increase of 104.1%, driven primarily by the higher revenue. Contribution Margin was 18.9%, compared with 19.5% in the three months ended June 30, 2023.

Net income for the three months ended June 30, 2024 was $4.4 million, compared with a net loss of $20.0 million for the three months ended June 30, 2023, driven primarily by the increase in gross profit and decrease in equity-based compensation expense.

Adjusted EBITDA for the three months ended June 30, 2024 was $18.7 million, a year-over-year increase of 421.7%, due primarily to higher gross profit as well as continued expense discipline.
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
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $321.8 million and $540.9 million for the three and six months ended June 30, 2024, respectively, from $125.9 million and $319.1 million for the three and six months ended June 30, 2023, respectively, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both demand partners and supply partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the three and six months ended June 30, 2024, 97% and 98% of total insurance Transaction Value executed on our platform, respectively, came from demand partner relationships in existence during 2023.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We obtain these Consumer Referrals from our diverse network of supply partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of demand partners, during the six months ended June 30, 2024, 13 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.

Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 26.2 million and 52.8 million for the three and six months ended June 30, 2024, respectively, from 24.3 million and 49.2 million for the three and six months ended June 30, 2023, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. These cycles in the auto insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our demand partners in these industries go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. Beginning in the second half of 2021, the auto insurance industry entered a "hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during the first half of 2024 as multiple carriers meaningfully increased their spending in our marketplaces, and we expect this trend to continue as additional carriers refocus on growth in response to improved underwriting profitability.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"), and the Federal Communications Commission has recently adopted changes to the consent rules under the Telephone Consumer Protection Act of 1991 (“TCPA”). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how some of these changes may ultimately be interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and a number of other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, Virginia, and Washington, have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to Federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2023 Annual Report on Form 10-K.
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
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc, pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of June 30, 2024, our ownership interest in QLH was 82.5%.
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

Operating results for the three months ended June 30, 2024 and 2023
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024		2023
Revenue	$178,274	100.0%	$84,772	100.0%
Costs and operating expenses
Cost of revenue	146,589	82.2%	71,006	83.8%
Sales and marketing	6,316	3.5%	6,707	7.9%
Product development	5,052	2.8%	5,061	6.0%
General and administrative	13,824	7.8%	18,070	21.3%
Total costs and operating expenses	171,781	96.4%	100,844	119.0%
Income (loss) from operations	6,493	3.6%	(16,072)	(19.0)%
Other (income), net	(1,808)	(1.0)%	(116)	(0.1)%
Interest expense	3,751	2.1%	3,874	4.6%
Total other expense, net	1,943	1.1%	3,758	4.4%
Income (loss) before income taxes	4,550	2.6%	(19,830)	(23.4)%
Income tax expense	130	0.1%	150	0.2%
Net income (loss)	$4,420	2.5%	$(19,980)	(23.6)%
Net income (loss) attributable to non-controlling interest	800	0.4%	(5,694)	(6.7)%
Net income (loss) attributable to MediaAlpha, Inc.	$3,620	2.0%	$(14,286)	(16.9)%
Net income (loss) per share of Class A common stock
-Basic and diluted	$0.07		$(0.32)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	53,367,896		45,160,646
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Property & Casualty insurance	$134,422	$94,930	240.4%	$39,492
Percentage of total revenue	75.4%			46.6%
Health insurance	34,774	(854)	(2.4)%	35,628
Percentage of total revenue	19.5%			42.0%
Life insurance	6,518	629	10.7%	5,889
Percentage of total revenue	3.7%			6.9%
Other	2,560	(1,203)	(32.0)%	3,763
Percentage of total revenue	1.4%			4.4%
Revenue	$178,274	93,502	110.3%	$84,772
The increase in P&C insurance revenue for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was due to an increase in customer acquisition spending by multiple P&C insurance carrier partners as they refocus on growth in response to the significant improvement in their underwriting profitability. We believe that the hard market cycle the P&C insurance industry has experienced since the second half of 2021 has now turned and a market recovery is underway. While we expect this improvement to continue, we are currently unable to accurately predict the pace or slope of this recovery, or its impact on our revenue from the P&C insurance vertical or our profitability, beyond the third quarter of 2024.

The decrease in health insurance revenue for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was driven by a lower mix of transaction through our Open Marketplace, which negatively impacted revenue, and by one of our partners ceasing operations during the three months ended June 30, 2024, offset in part by increases in customer acquisition spending in our marketplaces due primarily to increased demand for leads and calls.
The increase in life insurance revenue for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was driven by a high mix of transactions through our Open Marketplace, which positively impacted revenue, offset in part by a decrease in customer acquisition spending.
The decrease in other revenue for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was driven primarily by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs.
Cost of revenue
The following table presents our cost of revenue for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Cost of revenue	$146,589	$75,583	106.4%	$71,006
Percentage of revenue	82.2%			83.8%

The increase in cost of revenue for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Sales and marketing	$6,316	$(391)	(5.8)%	$6,707
Percentage of revenue	3.5%			7.9%
The decrease in sales and marketing expenses for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was due primarily to a decrease in equity-based compensation expense of $0.3 million.
Product development
The following table presents our product development expenses for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Product development	$5,052	$(9)	(0.2)%	$5,061
Percentage of revenue	2.8%			6.0%
The decrease in product development expenses for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was due primarily to a decrease in equity-based compensation expense of $0.3 million, offset in part by an increase in personnel-related costs of $0.2 million.
General and administrative
The following table presents our general and administrative expenses for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
General and administrative	$13,824	$(4,246)	(23.5)%	$18,070
Percentage of revenue	7.8%			21.3%
The decrease in general and administrative expenses for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was due primarily to a decrease in equity-based compensation expense of $4.7 million, a $0.3 million reduction in directors & officers insurance premiums, and a decrease in personnel-related costs of $0.2 million, offset in part by higher legal and accounting fees related to secondary offerings of our shares.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Cost of revenue	$392	$(589)	(60.0)%	$981
Sales and marketing	2,042	(321)	(13.6)%	2,363
Product development	1,786	(313)	(14.9)%	2,099
General and administrative	5,001	(4,704)	(48.5)%	9,705
Total	$9,221	$(5,927)	(39.1)%	$15,148
The decrease in equity-based compensation expense for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was due primarily to certain Restricted Stock Units (RSUs) granted to key employees at the IPO being fully vested as of December 31, 2023, as well as the lower employee headcount, offset in part by expenses related to annual awards of RSUs granted to employees during the three months ended March 31, 2024.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Sales and Marketing	$1,397	$(142)	(9.2)%	$1,539
General and administrative	212	22	11.6%	190
Total	$1,609	$(120)	(6.9)%	$1,729
The decrease in amortization expense for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was immaterial.
Other (income), net
The following table presents our other (income), net for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Other (income), net	$(1,808)	$(1,692)	1,458.6%	$(116)
Percentage of revenue	(1.0)%			(0.1)%

The increase in other (income), net for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was driven primarily by a one-time contract termination fee of $1.7 million receivable from one of our partners in the Health and Life vertical that ceased operations during the three months ended June 30, 2024.
Interest expense
The following table presents our interest expense for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Interest expense	$3,751	$(123)	(3.2)%	$3,874
Percentage of revenue	2.1%			4.6%

The decrease in interest expense for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was driven by the impact of lower outstanding balances during 2024, offset in part by a higher interest rate payable on amounts borrowed under the 2021 Credit Facilities.
Income tax expense
The following table presents our income tax expense for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2024	$	%	Three Months Ended June 30, 2023
Income tax expense	$130	$(20)	(13.3)%	$150
Percentage of revenue	0.1%			0.2%
For the three months ended June 30, 2024, we recorded an income tax expense of $0.1 million resulting from our effective tax rate of 2.9%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in our valuation allowance, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the three months ended June 30, 2023, we recorded an income tax expense of $0.2 million resulting from our effective tax rate of (0.8)%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items.

Operating results for the six months ended June 30, 2024 and 2023
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024		2023
Revenue	$304,923	100.0%	$196,402	100.0%
Costs and operating expenses
Cost of revenue	249,558	81.8%	164,268	83.6%
Sales and marketing	12,112	4.0%	13,701	7.0%
Product development	9,415	3.1%	10,229	5.2%
General and administrative	24,973	8.2%	33,825	17.2%
Total costs and operating expenses	296,058	97.1%	222,023	113.0%
Income (loss) from operations	8,865	2.9%	(25,621)	(13.0)%
Other (income) expense, net	(1,817)	(0.6)%	1,265	0.6%
Interest expense	7,596	2.5%	7,450	3.8%
Total other expense, net	5,779	1.9%	8,715	4.4%
Income (loss) before income taxes	3,086	1.0%	(34,336)	(17.5)%
Income tax expense	157	0.1%	228	0.1%
Net income (loss)	$2,929	1.0%	$(34,564)	(17.6)%
Net income (loss) attributable to non-controlling interest	422	0.1%	(10,012)	(5.1)%
Net income (loss) attributable to MediaAlpha, Inc.	$2,507	0.8%	$(24,552)	(12.5)%
Net income (loss) per share of Class A common stock
-Basic	$0.05		$(0.55)
-Diluted	$0.04		$(0.55)
Weighted average shares of Class A common stock outstanding
-Basic	50,971,172		44,518,890
-Diluted	65,868,384		44,518,890
Revenue
The following table presents our revenue, disaggregated by vertical, for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Property & Casualty insurance	$203,664	$109,065	115.3%	$94,599
Percentage of total revenue	66.8%			48.2%
Health insurance	82,053	822	1.0%	81,231
Percentage of total revenue	26.9%			41.4%
Life insurance	14,081	1,101	8.5%	12,980
Percentage of total revenue	4.6%			6.6%
Other	5,125	(2,467)	(32.5)%	7,592
Percentage of total revenue	1.7%			3.9%
Revenue	$304,923	108,521	55.3%	$196,402

The increase in P&C insurance revenue for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was due to an increase in customer acquisition spending by multiple P&C insurance carrier partners as they refocus on growth in response to the significant improvement in their underwriting profitability. We believe that the hard market cycle the P&C insurance industry has experienced since the second half of 2021 has now turned and a market recovery is underway.
The increase in health insurance revenue for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was driven by increased customer acquisition spending in our marketplaces by demand partners, and an increased supply of consumer referrals to our marketplaces by our supply partners and our proprietary websites due to the increased demand during the Open Enrollment period, offset in part by one of our partners ceasing operations during the three months ended June 30, 2024.
The increase in life insurance revenue for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was driven by a high mix of transactions through our Open Marketplace, which positively impacted revenue, offset in part by a decrease in customer acquisition spending.
The decrease in other revenue for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was driven by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs, as well as lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by rising interest rates.
Cost of revenue
The following table presents our cost of revenue for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Cost of revenue	$249,558	$85,290	51.9%	$164,268
Percentage of revenue	81.8%			83.6%
The increase in cost of revenue for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Sales and marketing	$12,112	$(1,589)	(11.6)%	$13,701
Percentage of revenue	4.0%			7.0%
The decrease in sales and marketing expenses for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was due primarily to a decrease in equity-based compensation expense of $1.0 million and a decrease in personnel-related costs of $0.3 million, which were related to lower employee headcount, and a decrease in amortization expense of $0.3 million related to the amortization of intangible assets arising from our acquisition of Customer Helper Team, LLC.

Product development
The following table presents our product development expenses for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Product development	$9,415	$(814)	(8.0)%	$10,229
Percentage of revenue	3.1%			5.2%
The decrease in product development expenses for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was due primarily to a decrease in equity-based compensation expense of $1.0 million.
General and administrative
The following table presents our general and administrative expenses for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
General and administrative	$24,973	$(8,852)	(26.2)%	$33,825
Percentage of revenue	8.2%			17.2%
The decrease in general and administrative expenses for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was due primarily to a decrease in equity-based compensation expense of $9.9 million, a decrease in personnel-related costs of $0.7 million related primarily to lower employee headcount, and a $0.5 million reduction in directors and officers insurance premiums. This decrease was offset in part by a $1.2 million increase in legal costs for the six months ended June 30, 2024, associated primarily with the civil investigative demand from the Federal Trade Commission and secondary offerings of our shares.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Cost of revenue	$2,249	$302	15.5%	$1,947
Sales and marketing	3,743	(1,001)	(21.1)%	4,744
Product development	3,268	(1,003)	(23.5)%	4,271
General and administrative	8,595	(9,932)	(53.6)%	18,527
Total	$17,855	$(11,634)	(39.5)%	$29,489
The decrease in equity-based compensation expense for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, due primarily to certain RSUs granted to key employees at IPO being fully vested as of December 31, 2023, and to lower employee headcount, offset in part by expenses related to annual awards of RSUs granted to employees during the three months ended March 31, 2024. The increase in equity-based compensation expense recorded within cost of revenue for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was due primarily to acceleration of vesting of RSUs held by certain terminated employees during the six months ended June 30, 2024.

Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Sales and Marketing	$2,793	$(285)	(9.3)%	$3,078
General and administrative	425	45	11.8%	380
Total	$3,218	$(240)	(6.9)%	$3,458
The decrease in amortization expense for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was immaterial.
Other (income) expense, net
The following table presents our other (income) expense, net for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Other (income) expense, net	$(1,817)	$(3,082)	(243.6)%	$1,265
Percentage of revenue	(0.6)%			0.6%
The increase in other (income) expense, net for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was driven primarily by a one-time contract termination fee of $1.7 million receivable from one of our partners in the Health and Life vertical that ceased operations during the three months ended June 30, 2024 and an impairment charge of $1.4 million during the six months ended June 30, 2023 related to a cost method investment that did not recur in the current year period.
Interest expense
The following table presents our interest expense for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Interest expense	$7,596	$146	2.0%	$7,450
Percentage of revenue	2.5%			3.8%
The increase in interest expense for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was driven by an increase in the interest rate payable on amounts borrowed under the 2021 Credit Facilities, offset in part by the impact of lower outstanding balances in the current year period.
Income tax expense
The following table presents our income tax expense for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Income tax expense	$157	$(71)	(31.1)%	$228
Percentage of revenue	0.1%			0.1%

For the six months ended June 30, 2024, we recorded an income tax expense of $0.2 million resulting from our effective tax rate of 5.1%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in our valuation allowance, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items. For the six months ended June 30, 2023, we recorded an income tax expense of $0.2 million resulting from our effective tax rate of (0.7)% which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of recording a valuation allowance against current year losses, nondeductible equity-based compensation, losses associated with non-controlling interests not taxable to us, state taxes, and other nondeductible permanent items.
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

The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$4,420	$(19,980)	$2,929	$(34,564)
Equity-based compensation expense	9,221	15,148	17,855	29,489
Interest expense	3,751	3,874	7,596	7,450
Income tax expense	130	150	157	228
Depreciation expense on property and equipment	65	92	126	188
Amortization of intangible assets	1,609	1,729	3,218	3,458
Transaction expenses(1)	559	254	1,217	548
Impairment of cost method investment	—	—	—	1,406
Contract settlement(2)	(1,725)	—	(1,725)	—
Changes in TRA related liability	—	—	—	6
Changes in Tax Indemnification Receivable	(1)	(14)	(2)	(28)
Settlement of federal and state income tax refunds	—	—	—	3
Legal expenses(3)	711	1,106	1,788	1,439
Reduction in force costs (4)	—	1,233	—	1,233
Adjusted EBITDA	$18,740	$3,592	$33,159	$10,856
(1)Transaction expenses consist of $0.6 million and $1.2 million of legal and accounting fees incurred by us for the three and six months ended June 30, 2024, respectively, in connection with resale registration statements filed with the SEC. For the three and six months ended June 30, 2023, transaction expenses consist of $0.3 million and $0.5 million of expenses, respectively, in connection with the amendment to the 2021 Credit Facilities, the tender offer filed by the Company's largest shareholder in May 2023, and a resale registration statement filed with the SEC.
(2)Contract settlement consists of $1.7 million of income for the three and six months ended June 30, 2024 recorded in connection with a one-time contract termination fee receivable from one of our partners in the Health vertical that ceased operations during the three months ended June 30, 2024.
(3)Legal expenses of $0.7 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $1.4 million for the three and six months ended June 30, 2023, respectively, consist of legal fees incurred in connection with the civil investigative demand received from the Federal Trade Commission in February 2023.
(4)Reduction in force costs for the three and six months ended June 30, 2023 consist of $1.2 million of severance benefits provided to the terminated employees in connection with the RIF Plan. Additionally, equity-based compensation expense includes $0.3 million of charges related to the RIF Plan for the three and six months ended June 30, 2023.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$178,274	$84,772	$304,923	$196,402
Less cost of revenue	(146,589)	(71,006)	(249,558)	(164,268)
Gross profit	31,685	13,766	55,365	32,134
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	392	981	2,249	1,947
Salaries, wages, and related	659	907	1,567	1,954
Internet and hosting	126	130	257	280
Other expenses	166	162	369	334
Depreciation	5	10	10	21
Other services	631	566	1,459	1,281
Merchant-related fees	78	7	142	3
Contribution	33,742	16,529	61,418	37,954
Gross margin	17.8%	16.2%	18.2%	16.4%
Contribution Margin	18.9%	19.5%	20.1%	19.3%
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
The following table presents Transaction Value by platform model for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Open Marketplace transactions	$171,504	$82,856	$293,933	$190,515
Percentage of total Transaction Value	53.3%	65.8%	54.3%	59.7%
Private Marketplace transactions	150,306	43,055	246,983	128,561
Percentage of total Transaction Value	46.7%	34.2%	45.7%	40.3%
Total Transaction Value	$321,810	$125,911	$540,916	$319,076

The following table presents Transaction Value by vertical for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Property & Casualty insurance	$254,576	$60,666	$390,070	$178,590
Percentage of total Transaction Value	79.1%	48.2%	72.1%	56.0%
Health insurance	55,278	50,828	124,365	110,240
Percentage of total Transaction Value	17.2%	40.4%	23.0%	34.5%
Life insurance	7,886	8,359	18,123	18,476
Percentage of total Transaction Value	2.5%	6.6%	3.4%	5.8%
Other	4,070	6,058	8,358	11,770
Percentage of total Transaction Value	1.2%	4.8%	1.5%	3.7%
Total Transaction Value	$321,810	$125,911	$540,916	$319,076
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clicks	84.6%	70.2%	80.5%	75.4%
Calls	8.9%	17.5%	11.8%	14.7%
Leads	6.5%	12.3%	7.7%	9.9%
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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of June 30, 2024 and December 31, 2023, our cash and cash equivalents totaled $28.7 million and $17.3 million, respectively. As of June 30, 2024, the aggregate principal amount outstanding under the 2021

Term Loan Facility was $163.2 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact the cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, we believe that the hard market cycle has now turned and a market recovery is underway as a number of our key carrier partners have meaningfully increased their customer acquisition spending during the first half of 2024. While we expect this improvement to continue, we are currently unable to accurately predict the pace or slope of this recovery beyond the third quarter of 2024.
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
Cash Flows
The following table presents a summary of our cash flows for the six months ended June 30, 2024 and 2023, and the dollar and percentage changes between the periods:

(dollars in thousands)	Six Months Ended June 30, 2024	$	%	Six Months Ended June 30, 2023
Net cash provided by operating activities	$23,287	$6,946	42.5%	$16,341
Net cash (used in) investing activities	$(164)	$(117)	248.9%	$(47)
Net cash (used in) financing activities	$(11,735)	$(928)	8.6%	$(10,807)
Operating activities
Cash flows provided by operating activities were $23.3 million for the six months ended June 30, 2024, compared with $16.3 million for the six months ended June 30, 2023. The increase was due primarily to the lower net loss and an increase in net working capital due to the increase in our accounts receivable as a result of higher revenue and the timing of payments of our accounts payable.
Investing activities
Cash flows used in investing activities were immaterial for the six months ended June 30, 2024 and 2023.
Financing activities
Cash flows used in financing activities were $11.7 million for the six months ended June 30, 2024, compared with $10.8 million for the six months ended June 30, 2023. The increase was due primarily to a required Excess Cash Flow principal payment on the 2021 Term Loan Facility during the six months ended June 30, 2024, offset in part by higher payments made pursuant to the TRA and distributions to non-controlling interests during the six months ended June 30, 2023.

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
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. In addition, the 2021 Term Loan Facility also requires mandatory prepayments of principal in the amount of any Excess Cash Flow (as defined in the Amended Credit Agreement) on an annual basis. We generated Excess Cash Flow for the year ended December 31, 2023, and prepaid approximately $3.0 million of the principal under the 2021 Term Loan Facility during the three months ended June 30, 2024. The 2021 Revolving Credit Facility does not require amortization of principal and will mature on July 29, 2026.
As of June 30, 2024, we had $161.9 million of outstanding borrowings, net of deferred debt issuance costs of $1.4 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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

In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of June 30, 2024 and December 31, 2023, we had no payments due pursuant to the TRA, as in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income we determined that we do not consider the payments under the TRA to be probable for the foreseeable future, and so remeasured our liabilities pursuant to the TRA to be zero.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2023 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $0.9 million impact on interest expense for the six months ended June 30, 2024.
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

Customer and supplier concentrations consisted of the below:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$70	39%	—	$—	—%
Purchases	—	$—	—%	1	$8	11%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$95	31%	1	$22	11%
Purchases	1	$25	10%	1	$17	11%

	As of June 30, 2024			As of December 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$42	46%	1	$7	14%
Accounts payable	1	$10	11%	1	$12	21%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2023 Annual Report on Form 10-K, other than certain updates to the risk factor presented below.

We are no longer a “controlled company” within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

We are no longer a “controlled company” within the meaning of the NYSE corporate governance standards. The NYSE rules require that the nominating and corporate governance committee be composed entirely of independent directors within one year of the date that we no longer qualify as a “controlled company.” Our nominating and corporate governance committee is not currently comprised exclusively of independent directors. We will comply with this requirement prior to the end of the transition period, but until that occurs our shareholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors and committee membership may result in a change in our operation philosophies and deviations from our current corporate strategy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2024:

Period:	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April, 2024	2,232	$20.06	N/A	N/A
May, 2024	88,294	$18.99	N/A	N/A
June, 2024	—	$—	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the prices of our Class A Common Shares on NYSE on the purchase dates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
Our directors and officers, as defined in Section 16 of the Exchange Act (“Section 16”) may from time to time enter into plans for the purchase or sale of shares of our Class A common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On May 13, 2024, Steve Yi, our Chief Executive Officer, adopted a new Rule 10b5-1 trading plan. Mr. Yi’s trading plan provides for the sale of up to 1,000,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or April 15, 2025. The total shares that may be sold under the plan represent approximately 17% of the total shares owned by Mr. Yi and OBF Investments, LLC, which is owned by trusts for the benefit of Mr. Yi and members of his family, as of June 30, 2024.
On May 11, 2024, Eugene Nonko, our Chief Technology Officer, adopted a new Rule 10b5-1 trading plan. Mr. Nonko’s trading plan provides for the sale of up to 1,000,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or April 15, 2025. The total shares that may be sold under the plan represent approximately 17% of the total shares owned by Mr. Nonko and his family investment entities as of June 30, 2024.
During the three months ended June 30, 2024, no other director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 17, 2024.	8-K	001-39671	3.1	May 20, 2024
10.1+	Third Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Steven Yi, dated May 20, 2024	8-K	001-39671	10.1	May 20, 2024
10.2+	Third Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Eugene Nonko, dated May 20, 2024	8-K	001-39671	10.2	May 20, 2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	August 1, 2024	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer