Form 10-Q
period 2024-09-30
MediaAlpha, Inc.
filed 2024-11-04
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 31, 2024, there were 55,090,208 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 11,574,029 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•“Open Marketplace” refers to one of our two business models. In Open Marketplace transactions, we have separate agreements with Demand Partners and Supply Partners. We earn fees from our Demand Partners and separately pay a revenue share to our Supply Partners and a fee to internet search companies to drive consumers to our proprietary websites.
•“Partner” refers to a buyer or seller on our platform, also referred to as “demand partners” and “supply partners,” respectively.
◦“Demand partner” or "customer" refers to a buyer on our platform. As discussed under Part I, Item 2. Management’s Discussion & Analysis – Management Overview, our demand partners are generally insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey.
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

•“Private Marketplace” refers to one of our two business models. In Private Marketplace transactions, Demand Partners and Supply Partners contract with one another directly and leverage our platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them from use of our platform. We charge a fee to our Supply Partners based on the Transaction Value of the Consumer Referrals sold through Private Marketplace transactions.
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
•Risks related to our intention to take advantage of certain exemptions as a former “controlled company” under the rules of the NYSE, and the fact that the interests of our controlling stockholders (White Mountains, Insignia, and the Founders) may conflict with those of other investors;
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$32,304	$17,271
Accounts receivable, net of allowance for credit losses of $1,027 and $537, respectively	126,814	53,773
Prepaid expenses and other current assets	2,936	3,529
Total current assets	162,054	74,573
Intangible assets, net	21,588	26,015
Goodwill	47,739	47,739
Other assets	4,729	5,598
Total assets	$236,110	$153,925
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$109,577	$56,279
Accrued expenses	14,202	11,588
Current portion of long-term debt	8,839	11,854
Total current liabilities	132,618	79,721
Long-term debt, net of current portion	155,811	162,445
Other long-term liabilities	7,302	6,184
Total liabilities	$295,731	$248,350
Commitments and contingencies (Note 5)
Stockholders' (deficit)
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 55.1 million and 47.4 million shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	551	474
Class B common stock, $0.01 par value - 100 million shares authorized; 11.6 million and 18.1 million shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	116	181
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	501,543	511,613
Accumulated deficit	(510,573)	(522,562)
Total stockholders' (deficit) attributable to MediaAlpha, Inc.	$(8,363)	$(10,294)
Non-controlling interest	(51,258)	(84,131)
Total stockholders' (deficit)	$(59,621)	$(94,425)
Total liabilities and stockholders' deficit	$236,110	$153,925
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$259,133	$74,573	$564,056	$270,975
Costs and operating expenses
Cost of revenue	219,907	62,277	469,465	226,545
Sales and marketing	6,496	6,101	18,608	19,802
Product development	5,328	4,296	14,743	14,525
General and administrative	11,794	16,648	36,767	50,473
Total costs and operating expenses	243,525	89,322	539,583	311,345
Income (loss) from operations	15,608	(14,749)	24,473	(40,370)
Other (income) expense, net	(154)	(100)	(1,971)	1,165
Interest expense	3,562	3,947	11,158	11,397
Total other expense, net	3,408	3,847	9,187	12,562
Income (loss) before income taxes	12,200	(18,596)	15,286	(52,932)
Income tax expense	312	102	469	330
Net income (loss)	$11,888	$(18,698)	$14,817	$(53,262)
Net income (loss) attributable to non-controlling interest	2,406	(5,196)	2,828	(15,208)
Net income (loss) attributable to MediaAlpha, Inc.	$9,482	$(13,502)	$11,989	$(38,054)
Net income (loss) per share of Class A common stock
-Basic	$0.17	$(0.29)	$0.23	$(0.84)
-Diluted	$0.17	$(0.29)	$0.22	$(0.84)
Weighted average shares of Class A common stock outstanding
-Basic	54,909,772	46,229,672	52,293,622	45,095,417
-Diluted	54,909,772	46,229,672	66,087,041	45,095,417
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	3,057,000	31	(3,057,000)	(31)	(14,280)	—	14,280	—
Vesting of restricted stock units	407,803	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	8,575	—	7	8,582
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,956)	—	—	(1,956)
Distributions to non-controlling interests	—	—	—	—	—	—	(113)	(113)
Net (loss)	—	—	—	—	—	(1,113)	(378)	(1,491)
Balance at March 31, 2024	50,825,257	$508	15,013,829	$150	$503,949	$(523,675)	$(70,335)	$(89,403)
Exchange of non-controlling interest for Class A common stock	3,439,800	34	(3,439,800)	(34)	(16,104)	—	16,104	—
Vesting of restricted stock units	464,296	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,876	—	6	8,882
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,721)	—	—	(1,721)
Contributions from QLH’s members	—	—	—	—	—	—	756	756
Distributions to non-controlling interests	—	—	—	—	—	—	(904)	(904)
Net income	—	—	—	—	—	3,620	800	4,420
Balance at June 30, 2024	54,729,353	$547	11,574,029	$116	$494,995	$(520,055)	$(53,573)	$(77,970)
Vesting of restricted stock units	360,855	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	8,051	—	3	8,054
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,499)	—	—	(1,499)
Distributions to non-controlling interests	—	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	—	9,482	2,406	11,888
Balance at September 30, 2024	55,090,208	$551	11,574,029	$116	$501,543	$(510,573)	$(51,258)	$(59,621)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	10,000	—	(10,000)	—	(39)	—	39	—
Vesting of restricted stock units	608,022	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	14,259	—	45	14,304
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,238)	—	—	(1,238)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,104)	(1,104)
Net (loss)	—	—	—	—	—	(10,266)	(4,318)	(14,584)
Balance at March 31, 2023	44,268,656	$443	18,885,493	$189	$478,499	$(492,408)	$(75,429)	$(88,706)
Exchange of non-controlling interest for Class A common stock	766,000	8	(766,000)	(8)	(3,130)	—	3,130	—
Vesting of restricted stock units	822,147	8	—	—	(8)	—	—	—
Equity-based compensation	—	—	—	—	15,171	—	14	15,185
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(701)	—	—	(701)
Distributions to non-controlling interests	—	—	—	—	—	—	(192)	(192)
Net (loss)	—	—	—	—	—	(14,286)	(5,694)	(19,980)
Balance at June 30, 2023	45,856,803	$459	18,119,493	$181	$489,831	$(506,694)	$(78,171)	$(94,394)
Vesting of restricted stock units	741,283	7	—	—	(7)	—	—	—
Equity-based compensation	—	—	—	—	14,440	—	14	14,454
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(961)	—	—	(961)
Contributions from QLH’s members	—	—	—	—	—	—	196	196
Distributions to non-controlling interests	—	—	—	—	—	—	(276)	(276)
Net (loss)	—	—	—	—	—	(13,502)	(5,196)	(18,698)
Balance at September 30, 2023	46,598,086	$466	18,119,493	$181	$503,303	$(520,196)	$(83,433)	$(99,679)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$14,817	$(53,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation expense	26,452	43,943
Non-cash lease expense	596	508
Depreciation expense on property and equipment	191	275
Amortization of intangible assets	4,827	5,188
Amortization of deferred debt issuance costs	569	597
Impairment of cost method investment	—	1,406
Credit losses	519	(220)
Tax receivable agreement liability adjustments	—	6
Changes in operating assets and liabilities:
Accounts receivable	(73,560)	27,167
Prepaid expenses and other current assets	547	3,059
Other assets	375	375
Accounts payable	53,298	(15,243)
Accrued expenses	2,712	1,138
Net cash provided by operating activities	$31,343	$14,937
Cash flows from investing activities
Purchases of property and equipment	(207)	(60)
Acquisition of intangible assets	(400)	—
Net cash (used in) investing activities	$(607)	$(60)
Cash flows from financing activities
Payments made for / proceeds received from:
Repayments on long-term debt	(10,172)	(7,125)
Contributions from QLH’s members	756	196
Distributions	(1,111)	(1,572)
Payments pursuant to tax receivable agreement	—	(2,822)
Shares withheld for taxes on vesting of restricted stock units	(5,176)	(2,900)
Net cash (used in) financing activities	$(15,703)	$(14,223)
Net increase in cash and cash equivalents	15,033	654
Cash and cash equivalents, beginning of period	17,271	14,542
Cash and cash equivalents, end of period	$32,304	$15,196
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,670	$10,081
Income taxes paid, net of refunds	$104	$(233)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2023 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and did not materially change during the nine months ended September 30, 2024.
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
The December 31, 2023 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. Results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 2023 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
Accounts receivable
Accounts receivable are net of allowances for credit losses of $1.0 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$130	50%	—	$—	—%
Purchases	2	$48	22%	1	$9	14%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$227	40%	—	$—	—%
Purchases	—	$—	—%	1	$26	12%

	As of September 30, 2024			As of December 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$66	52%	1	$7	14%
Accounts payable	3	$39	36%	1	$12	21%
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA") under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. During the three and nine months ended September 30, 2024, no payments were made pursuant to the TRA. During the three and nine months ended September 30, 2023, payments of $0 and $2.8 million, respectively, were made pursuant to the TRA.
Liquidity
As of September 30, 2024, the aggregate principal amount outstanding under the 2021 Credit Facilities was $165.8 million, with $45.0 million remaining for borrowing under the 2021 Revolving Credit Facility. As of September 30, 2024, the Company was in compliance with all of its financial covenants under such credit facilities.

On October 30, 2024, the Company received a letter from the Federal Trade Commission (FTC) in which the FTC proposes to seek injunctive and monetary relief and civil penalties, as further discussed in Note 5 - Commitments and contingencies - Litigation and other matters. The total amount of the proposed items significantly exceed the Company's existing liquidity and financial resources. Any such costs above the existing liquidity and financial resources would require the Company to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims and there can be no assurances that such financing could be obtained on acceptable terms, or at all. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive, the outcome of the FTC matter, and other conditions, many of which are beyond the Company’s control.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, the Company's Property & Casualty (P&C) insurance vertical has rebounded strongly during 2024, with multiple carriers meaningfully increasing their spending in the Company's marketplace. The Company believes that its expected near-term revenue, cash on hand and availability to access additional cash under its 2021 Revolving Credit Facility are sufficient to meet its operating and capital expenditure requirements, and to continue to comply with its debt covenants, for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q.
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
Recently issued not yet adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosure. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis but retrospective application is permitted. The Company is currently evaluating the impact of the ASU on its disclosures in the consolidated financial statements.
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
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Open marketplace transactions	$253,016	$73,053	$546,949	$263,568
Private marketplace transactions	6,117	1,520	17,107	7,407
Total	$259,133	$74,573	$564,056	$270,975
The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Property & casualty insurance	$219,036	$31,933	$422,700	$126,532
Health insurance	32,879	33,961	114,932	115,192
Life insurance	5,227	5,341	19,308	18,321
Other	1,991	3,338	7,116	10,930
Total	$259,133	$74,573	$564,056	$270,975

3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		September 30, 2024			December 31, 2023
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(28,113)	$15,387	$43,500	$(23,947)	$19,553
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	9,284	(3,083)	6,201	8,884	(2,422)	6,462
Intangible assets		$53,087	$(31,499)	$21,588	$52,687	$(26,672)	$26,015
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets amounted to $1.6 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $4.8 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	September 30, 2024		December 31, 2023
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$26,015	$47,739	$32,932
Additions to goodwill and intangible assets	—	400	—	—
Amortization	—	(4,827)	—	(6,917)
Ending balance	$47,739	$21,588	$47,739	$26,015
As of September 30, 2024, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2024–Remaining Period	$1,603
2025	5,776
2026	5,173
2027	4,140
2028	2,336
Thereafter	2,560
$21,588
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

Long-term debt consisted of the following:

	As of
(in thousands)	September 30, 2024	December 31, 2023
2021 Term Loan Facility	$160,828	$171,000
2021 Revolving Credit Facility	5,000	5,000
Debt issuance costs	(1,178)	(1,701)
Total debt	$164,650	$174,299
Less: current portion, net of debt issuance costs of $661 and $693, respectively	(8,839)	(11,854)
Total long-term debt	$155,811	$162,445
The Company incurred interest expense on the 2021 Term Loan Facility of $3.3 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively, and $10.3 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.25% as of September 30, 2024. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company’s interest rates on the outstanding borrowings under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility were 7.57% and 7.68%, respectively.
Accrued interest was $3.3 million as of September 30, 2024 and $3.7 million as of December 31, 2023, and is included within accrued expenses on the consolidated balance sheets. As of September 30, 2024, the Company was in compliance with all covenants under the 2021 Credit Facilities.
The expected future principal payments for all borrowings as of September 30, 2024 were as follows:

(in thousands)	Contractual maturity

2024–Remaining Period	$2,375
2025	9,500
2026	153,953
Debt and issuance costs	165,828
Unamortized debt issuance costs	(1,178)
Total debt	$164,650
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
On February 21, 2023, the Company received a civil investigative demand from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. The Company has cooperated fully with the FTC investigation.

On October 30, 2024, after completion of the Company’s earnings call, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff is prepared to recommend the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the Telemarketing Sales Rule ("TSR") and the Government and Business Impersonation Rule (the “Impersonation Rule”).
The FTC Staff alleges that, in connection with the Company’s lead generation and telemarketing activities, the Company has represented itself as affiliated with government entities, made misleading claims (in particular regarding health insurance products and the Company’s use of consumers’ personal information) and utilized deceptive advertising, in violation of Section 5(a) of the FTC Act. The FTC Staff further alleges that the Company has violated the Impersonation Rule in representing itself to be affiliated with government entities and the TSR in connection with telemarketing activities.
The FTC Staff proposes to seek injunctive and monetary relief and civil penalties. If obtained in whole or in part, the monetary relief and penalties proposed by the FTC Staff would have an adverse, and potentially material, effect on the Company’s liquidity, financial condition and results of operations. The total amount of these proposed items significantly exceeds the Company’s existing liquidity and financial resources. Any such costs above the existing liquidity and financial resources would require the Company to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims and there can be no assurances that such financing could be obtained on acceptable terms, or at all. In addition, the proposed injunctive terms, if obtained in whole or in part, could materially and adversely affect the Company’s ability to operate its business in its Health insurance vertical, including how the Company conducts its marketing activities and endeavors to ensure compliance with consumer protection laws by itself and third parties with which the Company does business.
The Company strongly disagrees with the FTC Staff’s allegations and believes it has substantial and meritorious defenses to these claims. Among other things, the Company believes that its conduct does not rise to the legal standard required for the FTC to obtain the proposed monetary relief and penalties. The Company will continue to engage in good faith and with the FTC Staff and seek to resolve this matter prior to litigation, but the Company is prepared to defend itself vigorously if a complaint is filed.
Based on the facts and circumstances available to the Company as of the time of this filing, the Company believes that a loss in connection with the FTC matter is probable, either as a result of legal fees to be incurred to defend the claim or as a result of a settlement of the matter. However, due to, among other things, inherent uncertainty regarding the ultimate resolution of the FTC Staff’s claims, whether through settlement or litigation, the Company is unable to reasonably estimate the amount of probable loss or range of probable loss at this time.
During the three and nine months ended September 30, 2024, the Company incurred legal fees of $0.2 million and $2.0 million, respectively, and during the three and nine months ended September 30, 2023, the Company incurred legal fees of $1.6 million and $3.0 million, respectively, in connection with the demand, which are included within general and administrative expenses on the consolidated statement of operations. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition.
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024. The Company intends to appeal the assessment to the Board of Review of the Office of Finance. As of September 30, 2024, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of September 30, 2024 and December 31, 2023, the Company did not have any material contingency reserves established for any litigation liabilities.

6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
QLH restricted Class B-1 units	$3	$14	$16	$73
Restricted Class A shares	66	130	272	464
Restricted stock units	7,985	14,310	25,230	43,406
Performance-based restricted stock units	543	—	934	—
Total equity-based compensation	$8,597	$14,454	$26,452	$43,943
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$405	$1,012	$2,654	$2,959
Sales and marketing	1,933	2,151	5,676	6,895
Product development	1,733	1,905	5,001	6,176
General and administrative	4,526	9,386	13,121	27,913
Total equity-based compensation	$8,597	$14,454	$26,452	$43,943
As of September 30, 2024, total unrecognized compensation cost related to unvested restricted stock units and PRSUs was $57.3 million and $0.8 million, respectively, which are expected to be recognized over weighted-average periods of 2.53 years and 0.45 years, respectively.
7. Fair Value Measurements
The following are the Company’s financial instruments measured at fair value on a recurring basis:
Contingent consideration
Contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy.
Contingent consideration relates to the estimated amount of additional cash consideration to be paid in connection with the Company's acquisition of substantially all of the assets of Customer Helper Team, LLC ("CHT") which was closed on April 1, 2022. The fair value is dependent on the probability of achieving certain revenue and gross profit margin targets for the two successive twelve-month periods following the closing of the acquisition. The Company used the Monte Carlo simulation approach to estimate the fair value of the revenue and gross margin targets. The fair value of the contingent consideration as of December 31, 2023 was zero. CHT did not achieve the minimum revenue target for either twelve-month period, and so the Company did not pay any contingent consideration.
The following are the Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of September 30, 2024, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 5.50% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.

Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statement of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. On March 29, 2024, the board of directors and stockholders of a company in which the Company held a minority equity investment approved a plan of restructuring and liquidation that had the effect of cancelling the Company's investment. The Company had previously determined as of December 31, 2023 that the fair value of the investment was zero and accordingly this cancellation had no impact on the consolidated financial statements as of and for the three and nine months ended September 30, 2024.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Income (loss) before income taxes	$12,200	$(18,596)	$15,286	$(52,932)
Income tax expense	$312	$102	$469	$330
Effective Tax Rate	2.6%	(0.5)%	3.1%	(0.6)%
The Company's effective tax rate of 2.6% and 3.1% for the three and nine months ended September 30, 2024, respectively, and (0.5)% and (0.6)% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2024. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and nine months ended September 30, 2024, holders of Class B-1 units exchanged 0 and 6,496,800 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three and nine months ended September 30, 2024, the Company did not recognize any additional deferred tax assets as the Company has recognized a full valuation allowance on its deferred tax assets.

As of September 30, 2024 and December 31, 2023, the Company had a valuation allowance of $125.2 million and $95.1 million, respectively, against its deferred tax assets based on the recent history of pre-tax losses, which is considered a significant piece of objective negative evidence that is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. Based on the significant improvement in the Company's pre-tax income for the nine months ended September 30, 2024 and the current forecasts, the Company expects that in the foreseeable future, which could be as early as the fourth quarter of 2024, there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company would be able to release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net income.
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
As of September 30, 2024 and December 31, 2023, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets. Accordingly, the Company has determined that the liabilities under the TRA were zero as of September 30, 2024 and December 31, 2023 in the consolidated balance sheets. In the event the Company generates taxable income for the current year, the Company would be required to recognize a portion or all of the liability under the TRA. If the Company had determined that generating sufficient future taxable income such that making a payment under the TRA was probable, it would have also recorded a liability pursuant to the TRA of approximately $121 million as of September 30, 2024 in the consolidated balance sheets.
No payments were made pursuant to the TRA during the three and nine months ended September 30, 2024, and payments of $0 and $2.8 million were made during the three and nine months ended September 30, 2023, respectively.
9. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share data and per share amounts)	2024	2023	2024	2023
Basic
Net income (loss)	$11,888	$(18,698)	$14,817	$(53,262)
Less: net income (loss) attributable to non-controlling interest	2,406	(5,196)	2,828	(15,208)
Net income (loss) attributable to MediaAlpha, Inc.	$9,482	$(13,502)	$11,989	$(38,054)
Weighted-average shares of Class A common stock outstanding - basic	54,909,772	46,229,672	52,293,622	45,095,417
Weighted-average shares of Class A common stock outstanding - diluted	54,909,772	46,229,672	66,087,041	45,095,417
Income (loss) per share of Class A common stock - basic	$0.17	$(0.29)	$0.23	$(0.84)
Income (loss) per share of Class A common stock - diluted	$0.17	$(0.29)	$0.22	$(0.84)

(in thousands except share data and per share amount)	Nine months ended September 30, 2024
Diluted
Net income	$14,817
Add: incremental tax benefits related to exchange of Class B-1 units	(223)
Net income available for diluted common shares	$14,594
Weighted-average shares outstanding:
Class A common stock	52,293,622
Class B-1 units	13,793,419
Weighted-average shares of Class A common stock and potential Class A common stock	66,087,041
Net income per share of Class A common stock - diluted	$0.22
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
The following table summarizes the shares and units with a potentially dilutive impact for the three months ended September 30, 2024 and 2023:

	As of
	September 30, 2024	September 30, 2023
QLH Class B-1 Units	11,609,982	18,155,446
Restricted Class A Shares	—	52,573
Restricted stock units	3,664,754	4,342,036
PRSUs	93,000	—
Potentially dilutive shares	15,367,736	22,550,055
The following table summarizes the shares and units with a potentially dilutive impact for the nine months ended September 30, 2024 and 2023:

	As of
	September 30, 2024	September 30, 2023
QLH Class B-1 Units	—	18,155,446
Restricted Class A Shares	—	52,573
Restricted stock units	3,664,754	4,342,036
PRSUs	93,000	—
Potentially dilutive shares	3,757,754	22,550,055
The outstanding PRSUs were included in the potentially dilutive securities as of September 30, 2024 to the level in which the performance conditions have been met as of September 30, 2024.
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

During the three and nine months ended September 30, 2024, the holders of the non-controlling interests exchanged 0 and 6,496,800 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of September 30, 2024, the holders of the non-controlling interests owned 17.4% of the total equity interests in QLH, with the remaining 82.6% owned by MediaAlpha, Inc. As of December 31, 2023, the holders of the non-controlling interests owned 27.7% of the total equity interests in QLH, with the remaining 72.3% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire customers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting over $1.1 billion in Transaction Value across our platform from these verticals over the twelve-month period ended September 30, 2024.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a demand partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a supply partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended September 30, 2024, the websites of our diversified group of supply partners and our proprietary websites drove an average of 9.1 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Revenue	$259.1	184.5	247.5%	$74.6
Transaction Value[1]	$451.8	342.8	314.4%	$109.0
Contribution[1]	$41.5	26.5	175.9%	$15.0
Net Income (Loss)	$11.9	30.6	n/m	$(18.7)
Adjusted EBITDA[1]	$26.3	22.7	632.6%	$3.6

n/m - Not Meaningful
1.Transaction Value is an operating metric not presented in accordance with GAAP. Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.” for additional information regarding the Company’s operating metrics and Non-GAAP metrics.

For the three months ended September 30, 2024, we generated $259.1 million of revenue and $451.8 million of Transaction Value, representing increases of 247.5% and 314.4%, respectively, compared with the three months ended September 30, 2023, driven primarily by significant increases in customer acquisition spending by P&C carrier partners as they refocus on growth in response to improving underwriting profitability.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $41.5 million for the three months ended September 30, 2024, a year-over-year increase of 175.9%, driven primarily by the higher revenue. Contribution Margin was 16.0% in the three months ended September 30, 2024, compared with 20.2% in the three months ended September 30, 2023.

Net income for the three months ended September 30, 2024 was $11.9 million, compared with a net loss of $18.7 million for the three months ended September 30, 2023, driven primarily by the increase in gross profit and lower equity-based compensation expense.

Adjusted EBITDA for the three months ended September 30, 2024 was $26.3 million, a year-over-year increase of 632.6%, due primarily to higher gross profit.
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $451.8 million and $992.7 million for the three and nine months ended September 30, 2024, respectively, from $109.0 million and $428.1 million for the three and nine months ended September 30, 2023, respectively, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both demand partners and supply partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the three and nine months ended September 30, 2024, 97% of total insurance Transaction Value executed on our platform, respectively, came from demand partner relationships in existence during 2023.
Our demand and supply partners
We retain and attract demand partners by finding high-quality sources of Consumer Referrals to make available to our demand partners. We obtain these Consumer Referrals from our diverse network of supply partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality supply partners by developing flexible platforms to enable our supply partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of demand partners, during the nine months ended September 30, 2024, 13 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 30.5 million and 83.3 million for the three and nine months ended September 30, 2024, respectively, from 23.2 million and 72.4 million for the three and nine months ended September 30, 2023, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
Seasonality
Our results are subject to fluctuations as a result of seasonality. In particular, our P&C insurance vertical is typically characterized by seasonal strength in our quarters ending March 31 due to a greater supply of Consumer Referrals and higher customer acquisition budgets during the start of the year, and by seasonal weakness in our quarters ending December 31 due to a lower supply of Consumer Referrals available on a cost-effective basis and lower customer acquisition budgets from some buyers during those quarters. Our health insurance vertical is typically characterized by seasonal strength in our quarters ending December 31 due to open enrollment periods for health insurance and annual enrollment for Medicare during those quarters, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.
Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment levels.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our demand partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. Beginning in the second half of 2021, the P&C insurance industry entered a "hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during the first nine months of 2024 as multiple carriers meaningfully increased their spending in our marketplaces. While we expect this improvement to continue, we are currently unable to accurately predict the pace or slope of this recovery, or its impact on our revenue from the P&C insurance vertical or our profitability, beyond the fourth quarter of 2024.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"), and the Federal Communications Commission has recently adopted changes to the consent rules under the Telephone Consumer Protection Act of 1991 (“TCPA”). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how some of these changes may ultimately be interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and more than 20 other states have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2023 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Key components of our results of operations
Revenue
We operate primarily in the P&C insurance, health insurance, and life insurance verticals and generate revenue through the purchase and sale of Consumer Referrals.
The price and amount of Consumer Referrals purchased and sold on our platform vary based on a number of market conditions and consumer attributes, including (i) geographic location of consumers, (ii) demographic attributes of consumers, (iii) the source of Consumer Referrals and quality of conversion by source, (iv) the volume of Consumer Referrals provided by our Supply Partners (v) Demand Partner bid levels and (vi) Demand Partner demand and budgets.
In our Open Marketplace transactions, we have control over the Consumer Referrals that are sold to our Demand Partners. In these arrangements, we have separate agreements with the Supply Partners and Demand Partners. Supply Partners are not a party to the contractual arrangements with our Demand Partners, nor are the Supply Partners the beneficiaries of our Demand Partner agreements. We generate revenue from the delivery of Consumer Referrals to our customers (Demand Partners) on our technology platform and separately pay (i) a revenue share to Supply Partners or (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in Open Marketplace transactions. As a result, the price paid by the Demand Partners for Consumer Referrals sold is recognized as revenue and the price paid to the Supply Partner is included in cost of revenue.
With respect to our Private Marketplace transactions, Supply Partners and Demand Partners contract with one another directly. In these transactions, we act as an agent, facilitating the sale of Consumer Referrals between these Supply and Demand Partners, by providing access to our platform to the Supply Partner for their use as a tracking, reporting, optimization, and analytics tool in transacting with the Demand Partner, and we generate revenue by charging the Supply Partner a platform fee on the Consumer Referrals transacted, which is a negotiated percentage of the Transaction Value of such transactions. We do not make any payments to Supply Partners in our Private Marketplace transactions.
Costs and operating expenses
Costs and operating expenses consist primarily of cost of revenue, sales and marketing expenses, product expenses and general and administrative expenses.
Cost of revenue
Our cost of revenue is comprised primarily of revenue share payments to Supply Partners and traffic acquisition costs paid to search engines and social media platforms, as well as telephony infrastructure costs, internet and hosting costs, and merchant fees, and includes salaries, wages, equity-based compensation, the cost of health and other employee benefits for employees engaged in media buying, and other expenses including an allocated portion of rent and facilities expenses.
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
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of September 30, 2024, our ownership interest in QLH was 82.6%.
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

Operating results for the three months ended September 30, 2024 and 2023
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024		2023
Revenue	$259,133	100.0%	$74,573	100.0%
Costs and operating expenses
Cost of revenue	219,907	84.9%	62,277	83.5%
Sales and marketing	6,496	2.5%	6,101	8.2%
Product development	5,328	2.1%	4,296	5.8%
General and administrative	11,794	4.6%	16,648	22.3%
Total costs and operating expenses	243,525	94.0%	89,322	119.8%
Income (loss) from operations	15,608	6.0%	(14,749)	(19.8)%
Other (income), net	(154)	(0.1)%	(100)	(0.1)%
Interest expense	3,562	1.4%	3,947	5.3%
Total other expense, net	3,408	1.3%	3,847	5.2%
Income (loss) before income taxes	12,200	4.7%	(18,596)	(24.9)%
Income tax expense	312	0.1%	102	0.1%
Net income (loss)	$11,888	4.6%	$(18,698)	(25.1)%
Net income (loss) attributable to non-controlling interest	2,406	0.9%	(5,196)	(7.0)%
Net income (loss) attributable to MediaAlpha, Inc.	$9,482	3.7%	$(13,502)	(18.1)%
Net income (loss) per share of Class A common stock
-Basic and diluted	$0.17		$(0.29)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	54,909,772		46,229,672
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Property & Casualty insurance	$219,036	$187,103	585.9%	$31,933
Percentage of total revenue	84.5%			42.8%
Health insurance	32,879	(1,082)	(3.2)%	33,961
Percentage of total revenue	12.7%			45.5%
Life insurance	5,227	(114)	(2.1)%	5,341
Percentage of total revenue	2.0%			7.2%
Other	1,991	(1,347)	(40.4)%	3,338
Percentage of total revenue	0.8%			4.5%
Revenue	$259,133	184,560	247.5%	$74,573

The increase in P&C insurance revenue for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was due to an increase in customer acquisition spending by P&C insurance carrier partners as they refocus on growth in response to the significant improvement in their underwriting profitability. This additional demand drove increased year-over-year pricing and higher volume as we continued to scale the business and expand our market share. We believe that the hard market cycle the P&C insurance industry has experienced since the second half of 2021 has now turned and the industry is improving rapidly. While we expect this improvement to continue, we are currently unable to accurately predict the pace or slope of this recovery, or its impact on our revenue from the P&C insurance vertical or our profitability, beyond the fourth quarter of 2024.
The decrease in health insurance revenue for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was driven by lower transactions through our Open Marketplace, due primarily to a reduced supply of consumer referrals resulting from one of our partners ceasing operations during the three months ended June 30, 2024, offset in part by higher customer acquisition spending by certain demand partners who transact primarily via our Private Marketplaces.
The decrease in life insurance revenue for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was due primarily to a reduced supply of consumer referrals resulting from one of our supply partners ceasing operations during the three months ended June 30, 2024, offset in part by a higher mix of transactions through our Open Marketplace, which have a greater impact on revenue.
The decrease in other revenue for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was driven primarily by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs.
Cost of revenue
The following table presents our cost of revenue for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Cost of revenue	$219,907	$157,630	253.1%	$62,277
Percentage of revenue	84.9%			83.5%

The increase in cost of revenue for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue and lower take rates, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Sales and marketing	$6,496	$395	6.5%	$6,101
Percentage of revenue	2.5%			8.2%
The increase in sales and marketing expenses for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was due primarily to an increase in personnel-related costs resulting primarily from the hiring of additional employees, offset in part by lower equity-based compensation expense.

Product development
The following table presents our product development expenses for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Product development	$5,328	$1,032	24.0%	$4,296
Percentage of revenue	2.1%			5.8%
The increase in product development expenses for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was due primarily to an increase in personnel-related costs of $1.0 million resulting primarily from the hiring of additional employees, offset in part by a decrease in equity-based compensation expense.
General and administrative
The following table presents our general and administrative expenses for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
General and administrative	$11,794	$(4,854)	(29.2)%	$16,648
Percentage of revenue	4.6%			22.3%
The decrease in general and administrative expenses for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was due primarily to a decrease in equity-based compensation expense of $4.9 million, a $1.6 million decrease in legal costs driven primarily by lower costs associated with the civil investigative demand from the Federal Trade Commission, and a $0.3 million reduction in directors & officers insurance premiums, offset in part by an increase in personnel-related costs of $0.6 million.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Cost of revenue	$405	$(607)	(60.0)%	$1,012
Sales and marketing	1,933	(218)	(10.1)%	2,151
Product development	1,733	(172)	(9.0)%	1,905
General and administrative	4,526	(4,860)	(51.8)%	9,386
Total	$8,597	$(5,857)	(40.5)%	$14,454
The decrease in equity-based compensation expense for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was due primarily to certain Restricted Stock Units (RSUs) granted to key employees at the IPO being fully vested as of December 31, 2023, offset in part by expenses related to annual awards of RSUs granted to employees during the three months ended March 31, 2024 and higher employee headcount.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Sales and Marketing	$1,396	$(144)	(9.4)%	$1,540
General and administrative	213	23	12.1%	190
Total	$1,609	$(121)	(7.0)%	$1,730
The decrease in amortization expense for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was immaterial.
Other (income), net
The following table presents our other (income), net for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Other (income), net	$(154)	$(54)	54.0%	$(100)
Percentage of revenue	(0.1)%			(0.1)%
The increase in other (income), net for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was immaterial.
Interest expense
The following table presents our interest expense for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Interest expense	$3,562	$(385)	(9.8)%	$3,947
Percentage of revenue	1.4%			5.3%

The decrease in interest expense for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was driven by the impact of lower interest rates as well as lower outstanding balances during 2024.
Income tax expense
The following table presents our income tax expense for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2024	$	%	Three Months Ended September 30, 2023
Income tax expense	$312	$210	205.9%	$102
Percentage of revenue	0.1%			0.1%
For the three months ended September 30, 2024, we recorded an income tax expense of $0.3 million resulting from our effective tax rate of 2.6%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in our valuation allowance. For the three months ended September 30, 2023, we recorded an income tax expense of $0.1 million resulting from our effective tax rate of (0.5)%, which differed from the U.S. federal statutory rate of 21%.

Operating results for the nine months ended September 30, 2024 and 2023
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024		2023
Revenue	$564,056	100.0%	$270,975	100.0%
Costs and operating expenses
Cost of revenue	469,465	83.2%	226,545	83.6%
Sales and marketing	18,608	3.3%	19,802	7.3%
Product development	14,743	2.6%	14,525	5.4%
General and administrative	36,767	6.5%	50,473	18.6%
Total costs and operating expenses	539,583	95.7%	311,345	114.9%
Income (loss) from operations	24,473	4.3%	(40,370)	(14.9)%
Other (income) expense, net	(1,971)	(0.3)%	1,165	0.4%
Interest expense	11,158	2.0%	11,397	4.2%
Total other expense, net	9,187	1.6%	12,562	4.6%
Income (loss) before income taxes	15,286	2.7%	(52,932)	(19.5)%
Income tax expense	469	0.1%	330	0.1%
Net income (loss)	$14,817	2.6%	$(53,262)	(19.7)%
Net income (loss) attributable to non-controlling interest	2,828	0.5%	(15,208)	(5.6)%
Net income (loss) attributable to MediaAlpha, Inc.	$11,989	2.1%	$(38,054)	(14.0)%
Net income (loss) per share of Class A common stock
-Basic	$0.23		$(0.84)
-Diluted	$0.22		$(0.84)
Weighted average shares of Class A common stock outstanding
-Basic	52,293,622		45,095,417
-Diluted	66,087,041		45,095,417
Revenue
The following table presents our revenue, disaggregated by vertical, for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Property & Casualty insurance	$422,700	$296,168	234.1%	$126,532
Percentage of total revenue	74.9%			46.7%
Health insurance	114,932	(260)	(0.2)%	115,192
Percentage of total revenue	20.4%			42.5%
Life insurance	19,308	987	5.4%	18,321
Percentage of total revenue	3.4%			6.8%
Other	7,116	(3,814)	(34.9)%	10,930
Percentage of total revenue	1.3%			4.0%
Revenue	$564,056	293,081	108.2%	$270,975

The increase in P&C insurance revenue for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was due to an increase in customer acquisition spending by multiple P&C insurance carrier partners as they refocus on growth in response to the significant improvement in their underwriting profitability. We believe that the hard market cycle the P&C insurance industry has experienced since the second half of 2021 has now turned and the industry is improving rapidly.
The decrease in health insurance revenue for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was immaterial and driven primarily by lower transactions through our Open Marketplace, due primarily to a reduced supply of consumer referrals resulting from one of our partners ceasing operations during the three months ended June 30, 2024, offset by higher customer acquisition spending by certain demand partners who transact primarily via our Private Marketplaces.
The increase in life insurance revenue for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was driven by a high mix of transactions through our Open Marketplace, which have a greater impact on revenue, offset in part by reduced supply of consumer referrals resulting from one of our supply partners ceasing operations during the three months ended June 30, 2024.
The decrease in other revenue for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was driven by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs, as well as lower revenue from our consumer finance vertical due to a reduction in mortgage and refinancing activity caused by high interest rate levels.
Cost of revenue
The following table presents our cost of revenue for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Cost of revenue	$469,465	$242,920	107.2%	$226,545
Percentage of revenue	83.2%			83.6%
The increase in cost of revenue for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue and lower take rates, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Sales and marketing	$18,608	$(1,194)	(6.0)%	$19,802
Percentage of revenue	3.3%			7.3%
The decrease in sales and marketing expenses for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was due primarily to a decrease in equity-based compensation expense of $1.2 million and a decrease in amortization expense of $0.4 million, offset in part by an increase in personnel-related costs of $0.3 million.

Product development
The following table presents our product development expenses for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Product development	$14,743	$218	1.5%	$14,525
Percentage of revenue	2.6%			5.4%
The increase in product development expenses for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was due primarily to an increase in personnel-related costs of $1.1 million as we hired additional employees, offset in part by a decrease in equity-based compensation expense of $1.2 million.
General and administrative
The following table presents our general and administrative expenses for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
General and administrative	$36,767	$(13,706)	(27.2)%	$50,473
Percentage of revenue	6.5%			18.6%
The decrease in general and administrative expenses for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was due primarily to a decrease in equity-based compensation expense of $14.8 million, a $0.8 million reduction in directors and officers insurance premiums, and a $0.4 million decrease driven primarily by lower costs associated with the civil investigative demand from the Federal Trade Commission, offset in part by costs related to secondary offerings of our shares during the nine months ended September 30, 2024.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Cost of revenue	$2,654	$(305)	(10.3)%	$2,959
Sales and marketing	5,676	(1,219)	(17.7)%	6,895
Product development	5,001	(1,175)	(19.0)%	6,176
General and administrative	13,121	(14,792)	(53.0)%	27,913
Total	$26,452	$(17,491)	(39.8)%	$43,943
The decrease in equity-based compensation expense for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, due primarily to certain RSUs granted to key employees at IPO being fully vested as of December 31, 2023, offset in part primarily by expenses related to annual awards of RSUs granted to employees during the three months ended March 31, 2024.

Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Sales and Marketing	$4,189	$(429)	(9.3)%	$4,618
General and administrative	638	68	11.9%	570
Total	$4,827	$(361)	(7.0)%	$5,188
The decrease in amortization expense for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was immaterial.
Other (income) expense, net
The following table presents our other (income) expense, net for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Other (income) expense, net	$(1,971)	$(3,136)	(269.2)%	$1,165
Percentage of revenue	(0.3)%			0.4%
The increase in other (income) expense, net for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was driven primarily by a one-time contract termination fee of $1.7 million received from one of our supply partners in the Health and Life insurance verticals that ceased operations during the nine months ended September 30, 2024, and by an impairment charge of $1.4 million during the nine months ended September 30, 2023 related to a cost method investment that did not recur in the current year period.
Interest expense
The following table presents our interest expense for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Interest expense	$11,158	$(239)	(2.1)%	$11,397
Percentage of revenue	2.0%			4.2%
The decrease in interest expense for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was driven by the impact of lower outstanding balances in the current year period.

Income tax expense
The following table presents our income tax expense for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Income tax expense	$469	$139	42.1%	$330
Percentage of revenue	0.1%			0.1%
For the nine months ended September 30, 2024, we recorded an income tax expense of $0.5 million resulting from our effective tax rate of 3.1%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in our valuation allowance. For the nine months ended September 30, 2023, we recorded an income tax expense of $0.3 million resulting from our effective tax rate of (0.6)% which differed from the U.S. federal statutory rate of 21%.
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
Adjusted EBITDA
We define “Adjusted EBITDA” as net income (loss) excluding interest expense, income tax benefit (expense), depreciation expense on property and equipment, amortization of intangible assets, as well as equity-based compensation expense and certain other adjustments as listed in the table below. Adjusted EBITDA is a non-GAAP financial measure that we present to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. In addition, presenting Adjusted EBITDA provides investors with a metric to evaluate the capital efficiency of our business.
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

The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$11,888	$(18,698)	$14,817	$(53,262)
Equity-based compensation expense	8,597	14,454	26,452	43,943
Interest expense	3,562	3,947	11,158	11,397
Income tax expense	312	102	469	330
Depreciation expense on property and equipment	65	87	191	275
Amortization of intangible assets	1,609	1,730	4,827	5,188
Transaction expenses(1)	(45)	5	1,172	553
Impairment of cost method investment	—	—	—	1,406
Contract settlement(2)	—	—	(1,725)	—
Changes in TRA related liability	—	—	—	6
Changes in Tax Indemnification Receivable	(84)	(20)	(86)	(48)
Settlement of federal and state income tax refunds	—	—	—	3
Legal expenses(3)	367	1,979	2,155	3,418
Reduction in force costs (4)	—	—	—	1,233
Adjusted EBITDA	$26,271	$3,586	$59,430	$14,442
(1)Transaction expenses consist of immaterial expenses and $1.2 million of legal and accounting fees incurred by us for the three and nine months ended September 30, 2024, respectively, in connection with resale registration statements filed with the SEC. For the three and nine months ended September 30, 2023, transaction expenses consist of immaterial expenses and $0.6 million of legal and accounting fees, respectively, in connection with the amendment to the 2021 Credit Facilities, the tender offer filed by the Company's largest shareholder in May 2023, and a resale registration statement filed with the SEC.
(2)Contract settlement consists of $1.7 million of income for the nine months ended September 30, 2024 recorded in connection with a one-time contract termination fee received from one of our supply partners in the Health and Life insurance verticals that ceased operations during the nine months ended September 30, 2024.
(3)Legal expenses of $0.4 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, and $2.0 million and $3.4 million for the three and nine months ended September 30, 2023, respectively, consist of legal fees incurred in connection with the civil investigative demand received from the Federal Trade Commission in February 2023 and costs associated with a legal settlement unrelated to our core operations during the nine months ended September 30, 2023.
(4)Reduction in force costs for the nine months ended September 30, 2023 consist of $1.2 million of severance benefits provided to the terminated employees in connection with the RIF Plan. Additionally, equity-based compensation expense includes $0.3 million of charges related to the RIF Plan for the nine months ended September 30, 2023.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$259,133	$74,573	$564,056	$270,975
Less cost of revenue	(219,907)	(62,277)	(469,465)	(226,545)
Gross profit	$39,226	$12,296	$94,591	$44,430
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	405	1,012	2,654	2,959
Salaries, wages, and related	907	878	2,474	2,832
Internet and hosting	145	138	402	418
Other expenses	170	179	539	513
Depreciation	5	9	15	30
Other services	549	514	2,008	1,795
Merchant-related fees	75	11	217	14
Contribution	$41,482	$15,037	$102,900	$52,991
Gross margin	15.1%	16.5%	16.8%	16.4%
Contribution Margin	16.0%	20.2%	18.2%	19.6%
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Our partners use our platform to transact via Open and Private Marketplace transactions. In our Open Marketplace model, revenue recognized represents the fees paid by our Demand Partners for Consumer Referrals sold and is equal to the Transaction Value and revenue share payments to our Supply Partners represent costs of revenue. In our Private Marketplace model, revenue recognized represents a platform fee billed to the Supply Partner based on an agreed-upon percentage of the Transaction Value for the Consumer Referrals transacted, and accordingly there are no associated costs of revenue. We utilize Transaction Value to assess the overall level of transaction activity through our platform. We believe it is useful to investors to assess the overall level of activity on our platform and to better understand the sources of our revenue across our different transaction models and verticals.
The following table presents Transaction Value by platform model for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Open Marketplace transactions	$253,016	$73,053	$546,949	$263,568
Percentage of total Transaction Value	56.0%	67.0%	55.1%	61.6%
Private Marketplace transactions	198,759	35,963	445,742	164,524
Percentage of total Transaction Value	44.0%	33.0%	44.9%	38.4%
Total Transaction Value	$451,775	$109,016	$992,691	$428,092

The following table presents Transaction Value by vertical for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Property & Casualty insurance	$387,451	$44,715	$777,521	$223,305
Percentage of total Transaction Value	85.8%	41.0%	78.3%	52.2%
Health insurance	55,615	51,210	179,980	161,450
Percentage of total Transaction Value	12.3%	47.0%	18.1%	37.7%
Life insurance	6,261	7,566	24,384	26,042
Percentage of total Transaction Value	1.4%	6.9%	2.5%	6.1%
Other	2,448	5,525	10,806	17,295
Percentage of total Transaction Value	0.5%	5.1%	1.1%	4.0%
Total Transaction Value	$451,775	$109,016	$992,691	$428,092
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Clicks	88.6%	66.1%	84.2%	73.0%
Calls	6.6%	19.9%	9.4%	16.0%
Leads	4.8%	14.0%	6.4%	11.0%
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
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of September 30, 2024 and December 31, 2023, our cash and cash equivalents totaled $32.3 million and $17.3 million, respectively. As of September 30, 2024, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $160.8 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, we believe that the hard market cycle has now turned and market has been improving rapidly as a number of our key carrier partners have meaningfully increased their customer acquisition spending during the first nine months of 2024. While we expect this improvement to continue, we are currently unable to accurately predict the pace or slope of this recovery beyond the fourth quarter of 2024.

On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (the “FTC”) regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. We have cooperated fully with the FTC investigation. On October 30, 2024, we received an initial settlement demand from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff is prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the TSR and the Government and Business Impersonation Rule (the “Impersonation Rule”). The FTC proposes to seek injunctive and monetary relief and civil penalties. If obtained in whole or in part, the monetary relief and penalties proposed by the FTC Staff would have an adverse, and potentially material, effect on the Company’s liquidity, financial condition and results of operations. The total amount of the monetary relief and penalties proposed by the FTC Staff significantly exceeds our existing liquidity and financial resources. Any such costs above the existing liquidity and financial resources would require us to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims and there can be no assurances that such financing could be obtained on acceptable terms, or at all. In addition, the proposed injunctive terms, if obtained in whole or in part, could materially and adversely affect our ability to operate our business in the Health insurance vertical, including how we conduct our marketing activities and endeavors to ensure compliance with consumer protection laws by itself and third parties with which we do business. We strongly disagree with the allegations and believe we have substantial and meritorious defenses to the claims. Among other things, we believe that our conduct does not rise to the legal standard required for the FTC to obtain the proposed monetary relief and penalties. We will continue to engage in good faith with the FTC and seek to resolve this matter prior to litigation, but we are prepared to defend ourselves vigorously if a complaint is filed.
We believe that our expected near-term revenue, cash on hand and availability to access cash available under the 2021 Credit Facilities will be sufficient to meet our projected operating and debt service requirements, and we expect that we will continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities or any amounts we agree to pay in settlement of the FTC's claims, or our financial results are below our expectations due to cyclical conditions in our primary vertical markets or other factors and we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to take additional actions to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital. We have historically not used funds available under our credit facilities to fund our operations or to make payments required under our credit facilities.
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
Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2024 and 2023, and the dollar and percentage changes between the periods:

(dollars in thousands)	Nine Months Ended September 30, 2024	$	%	Nine Months Ended September 30, 2023
Net cash provided by operating activities	$31,343	$16,406	109.8%	$14,937
Net cash (used in) investing activities	$(607)	$(547)	911.7%	$(60)
Net cash (used in) financing activities	$(15,703)	$(1,480)	10.4%	$(14,223)
Operating activities
Cash flows provided by operating activities were $31.3 million for the nine months ended September 30, 2024, compared with $14.9 million for the nine months ended September 30, 2023. The increase was due primarily to the increase in net income and an increase in net working capital due to the increase in our accounts receivable as a result of higher revenue and the timing of payments of our accounts payable.
Investing activities
Cash flows used in investing activities were $0.6 million for the nine months ended September 30, 2024, compared with $0.1 million for the nine months ended September 30, 2023. The increase resulted primarily from the purchase of certain intangible assets during the nine months ended September 30, 2024.
Financing activities
Cash flows used in financing activities were $15.7 million for the nine months ended September 30, 2024, compared with $14.2 million for the nine months ended September 30, 2023. The increase was due primarily to a required Excess Cash Flow principal payment on the 2021 Term Loan Facility during the nine months ended September 30, 2024, offset in part by higher payments made pursuant to the TRA and distributions to non-controlling interests during the nine months ended September 30, 2023.
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
On June 8, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Existing Credit Agreement, (as amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment amended the Existing Credit Agreement, effective on the amendment date, to, among other things, replace the London Interbank Offered Rate (“LIBOR”) applicable to the 2021 Credit Facilities with the Secured Overnight Financing Rate (“SOFR”), with a credit spread adjustment of 0.10% per annum, as the interest rate benchmark.
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
As of September 30, 2024, we had $159.7 million of outstanding borrowings, net of deferred debt issuance costs of $1.2 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of September 30, 2024 and December 31, 2023, we had no payments due pursuant to the TRA, as in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income we determined that we do not consider the payments under the TRA to be probable for the foreseeable future, and so remeasured our liabilities pursuant to the TRA to be zero. Based on the significant improvement in our pre-tax income for the nine months ended September 30, 2024 and the current forecasts, we expect that in the foreseeable future, which could be as early as the fourth quarter of 2024, there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event we may be required to release a portion or all of the valuation allowance on our deferred tax assets and also be required to record a liability pursuant to the TRA.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates

Our critical accounting policies and estimates are included in our 2023 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and did not materially change during the nine months ended September 30, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.3 million impact on interest expense for the nine months ended September 30, 2024.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$130	50%	—	$—	—%
Purchases	2	$48	22%	1	$9	14%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$227	40%	—	$—	—%
Purchases	—	$—	—%	1	$26	12%

	As of September 30, 2024			As of December 31, 2023
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$66	52%	1	$7	14%
Accounts payable	3	$39	36%	1	$12	21%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital beyond our internally generated cash flows. At any given time, if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. As described in “Part I Item 1—Note 5—Commitments and Contingencies—Litigation and other matters” (the “FTC Matter”), the staff of the FTC that has been investigating the Company (the “FTC Staff”) has advised that they are considering recommending that the FTC pursue claims against us in connection with our business activities in the Healthcare vertical. In the event of an adverse outcome, we may not have adequate existing resources to cover any required material monetary relief and/or civil penalties imposed in connection with the FTC Matter, and may also not be able to obtain other sources of liquidity sufficient to cover such costs.
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
We have in the past and may from time to time in the future be involved in various legal proceedings, including, but not limited to, actions relating to claims of violations of laws or regulations, breach of contract, and intellectual property infringement, misappropriation or other violation. In addition to the FTC matter, there are other sources of litigation risk. For example, insurance regulators have in the past and may in the future make claims that certain of our proprietary properties, particularly in our health insurance vertical, do not comply with one or more regulations governing marketing of insurance products in that state. Claims may be expensive to defend, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

Sellers, vendors, or their respective affiliates may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose demand partners and revenue.
We generate a majority of our Consumer Referrals from online media that we source directly from our supply partners’ websites, as well as indirectly from the affiliates of our supply partners. We also rely on third-party call centers and email marketers. Although we require third parties with whom we contract to agree to comply with applicable law and regulation and endeavor to monitor and enforce these requirements, we ultimately cannot control the activities of third parties with whom we directly contract or who otherwise play a role in the generation, sale or purchase of our Consumer Referrals. Therefore, our programs and requirements to ensure compliance by these direct or indirect third parties may not be successful. In the past, we have identified and taken action to address instances of noncompliance with law, regulation or our code of conduct by these third parties, and while our compliance program is designed to detect, prevent and stop such noncompliance, our compliance efforts may not be successful.
Some of these third parties, vendors, and their respective affiliates are authorized to use our demand partners’ brands, subject to contractual restrictions. Any activity by suppliers, vendors, or their respective affiliates which violates the marketing guidelines of our demand partners or that our demand partners view as potentially damaging to their brands, whether or not permitted by our contracts with our demand partners, could harm our relationships and cause demand partners to terminate their relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our suppliers, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our Supply Partners to monitor and enforce our Demand Partners’ contractual restrictions on such affiliates, our Demand Partners may terminate their relationships with us or decrease their customer acquisition budgets with us. In addition, we may also face liability for any failure of our suppliers, vendors or their respective affiliates to comply with regulatory requirements (including, for example, in connection with the FTC Matter).
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

The FTC Matter could have a material adverse effect on our business.

On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, following our earnings call, we received an initial settlement demand from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff is prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the FTC’s Telemarketing Sales Rule ("TSR") and the Government and Business Impersonation Rule (the “Impersonation Rule”).

The FTC Staff alleges that, in connection with our lead generation and telemarketing activities, we have represented ourselves as affiliated with government entities, made misleading claims (in particular regarding health insurance products and our use of consumers’ personal information) and utilized deceptive advertising, in violation of Section 5(a) of the FTC Act. The FTC Staff further alleges that we have violated the Impersonation Rule in representing ourselves to be affiliated with government entities and the TSR in connection with telemarketing activities.

The FTC Staff proposes to seek injunctive and monetary relief and civil penalties. If obtained in whole or in part, the monetary relief and penalties proposed by the FTC Staff would have an adverse, and potentially material, effect on our liquidity, financial condition, and results of operations. The total amount of these proposed items significantly exceeds our existing liquidity and financial resources. Any such costs above our existing resources would require the Company to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims, and there can be no assurances that such financing could be obtained on acceptable terms, or at all. In addition, the proposed injunctive terms, if obtained in whole or in part, could adversely, and potentially materially, affect our ability to operate business in our Health insurance vertical, including by restricting how we conduct our marketing activities and by requiring enhancements to our compliance program.

Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal information and other data, including the California Online Privacy Protection Act, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and other state privacy laws, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991 (the “TCPA”), the U.S. Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(c) of the Federal Trade Commission Act, the TSR, the EU’s General Data Protection Regulation, supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board. These laws, rules and regulations evolve frequently and their scope may continually change, through new, or amendments to existing, legislation or regulations and changes in enforcement, and may be inconsistent from one jurisdiction to another. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Although we endeavor to comply with our published policies and documentation and ensure their compliance with current laws, rules and regulations, we (and other parties with whom we do business) may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action in the U.S. if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities, private parties or others (including, without limitation, the FTC Matter, where the FTC Staff has alleged that certain of our conduct and business practices violate Section 5(a) of the FTC Act and the TSR). In many jurisdictions, enforcement actions and consequences for non-compliance are rising.

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

We and our partners make telephone calls and send emails and text messages to potential and existing consumers, which are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the TCPA and TSR. In connection with the FTC Matter, the staff of the FTC has alleged that we have violated the TSR.

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

For example, in 2023 the FTC started taking a new position (in public statements and enforcement actions) that consent to receive robocalls under the TSR must be received directly from the consumer, rather than through a third party such as a lead generator, and it appears that the staff of the FTC continues to assert this position in relation to the FTC Matter. In addition, in December 2023, the FCC adopted new rules which, among other things, amend the consent requirements of the TCPA to require that prior express written consent to receive robocalls made for telemarketing purposes may only be given to one caller at a time, and that such robocalls be “logically and topically associated” with the interaction that prompted the consent. The new rules will be effective starting January 27, 2025, and will further restrict our and our partners’ ability to contact potential and existing consumers by phone and text, as well as subject us and our partners to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. This may have an adverse impact on the demand for leads and calls by Demand Partners and the ability of Supply Partners to generate such leads on a cost-effective basis. A reduction in the volume of leads and calls supplied to our marketplaces, or a reduction in the ability of our owned and operated lead generation websites to generate such leads and calls profitably, could harm our business, financial condition, operating results, cash flows, and prospects. In addition, the new rules could increase the risk of claims made against us or our partners by private plaintiffs alleging violations of the TCPA, which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2024:

2024	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	N/A	N/A
August 1 through August 31	88,376	$16.97	N/A	N/A
September 1 through September 30	707	$17.52	N/A	N/A
Total	89,083	$16.97	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the prices of our Class A Common Shares on NYSE on the purchase dates.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 17, 2024.	8-K	001-39671	3.1	May 20, 2024
3.2	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020
3.3	Amended and Restated By-Laws of MediaAlpha, Inc.	8-K	001-39671	3.1	December 2, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	November 4, 2024	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer