Form 10-K
period 2024-12-31
MediaAlpha, Inc.
filed 2025-02-24
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was $443.8 million based upon the closing market price as of the close of business on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2025, there were 55,456,104 shares of MediaAlpha, Inc.’s Class A common stock, $0.01 par value per share, and 11,574,029 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Certain Definitions
As used in this Annual Report on Form 10-K:
•“Class A-1 units” refers to the Class A-1 units of QL Holdings LLC (“QLH”).
•“Class B-1 units” refers to the Class B-1 units of QLH.
•“CAGR” means compound annual growth rate.
•“Consumer Referral” means any consumer click, call or lead purchased by a buyer on our platform.
•“Consumers” refer to end consumers. Examples include individuals shopping for insurance policies.
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
•“Legacy Profit Interests Holders” means certain current or former employees of QLH or its subsidiaries (other than the Senior Executives), who indirectly held Class B units in QLH prior to our IPO and includes any estate planning vehicles or other holding companies through which such persons hold their units in QLH (which holding companies may or may not include QL Management Holdings LLC).
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
◦“Demand partner” or “customer” refers to a buyer on our platform. As discussed under Part II, Item 7. Management’s Discussion & Analysis – Management Overview, our Demand Partners are generally insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey.
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
•The impact of broad-based pandemics or public health crises, such as COVID-19;
•Natural disasters, political crises, economic downturns, or other unexpected events;
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
Item 1. Business.
Our Company
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty (“P&C”) insurance, health insurance, and life insurance, supporting $1.5 billion in Transaction Value(1) across our platform from these verticals during the year ended December 31, 2024.
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
1 “Transaction Value” is an operating metric that we present in this Annual Report on Form 10-K to supplement the financial information we present on a accounting principles generally accepted in the United States of America (“GAAP”) basis. Transaction Value represents the total gross dollars transacted by our partners on our platform. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.”

For the year ended December 31, 2024, we had 15 of the top 20 largest auto insurance carriers by customer acquisition spend as Demand Partners on our platform. Of these carriers, nearly half were also Supply Partners in our ecosystem. During 2024, consumers shopping for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites produced an average of 9.9 million Consumer Referrals on our platform each month.
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
We have a history of delivering strong growth in our Transaction Value and revenue, enabled by our unique business model and technology platform. For the year ended December 31, 2024, we generated $1.5 billion of Transaction Value and $864.7 million of revenue, representing increases of 151.4% and 122.8%, respectively, compared with the year ended December 31, 2023, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both Demand Partners and Supply Partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates.

In our health and life insurance verticals, we continue to support carriers and brokers in customer acquisition, and we believe we are well positioned to support them as they shift towards more direct, digital distribution. We aim to drive deeper adoption and integration of our platform within the insurance ecosystem to continue delivering strong results to our partners.
We expect the broad secular trends driving our historical growth to resume as P&C carrier profitability continues to recover and they increase their customer acquisition investments on our platform. See “Part II Item 7 - Management’s discussion and analysis of financial condition and results of operations - Results of operations” for more information.

Other
1%
Life
insurance
3%
20%
Health
insurance
Property & casualty
insurance
76%

FY 2024 Revenue Mix

We designed our business model to be capital efficient, with high operating leverage and cash flow conversion. We have funded our growth primarily through internally generated cash flow, with no outside primary capital. Our strong cash flow generation is driven by (i) the nature of our revenue model, which is fee based and generated at the time a Consumer Referral is sold, and (ii) our proprietary technology platform, which is highly scalable and requires minimal capital expenditures ($0.3 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively).
The foundation of our success is our company culture. Personal development is critical to our team’s engagement and retention, and we continually invest to support our core values of open-mindedness, intellectual curiosity, candor, and humility. This has resulted in a growth-minded team, with low turnover, committed to building great products and the long-term success of our partners.
Our market opportunity
Insurance is one of the largest industries in the United States, with attractive growth characteristics and market fundamentals. Insurance companies wrote approximately $3 trillion in premiums in 2023, growing at a 9% CAGR from 2018, according to S&P Global Market Intelligence. Demand for insurance products is stable, due to, in many instances, coverage being mandated by law (for example, auto insurance) or federally subsidized (for example, senior health insurance). The insurance industry as a whole is highly competitive and invests heavily in customer acquisition. Digital insurance advertising spend is expected to grow at double digit rates annually over the next few years. According to eMarketer, insurance digital advertising spend in the U.S. was $9 billion in 2023 and is expected to grow to approximately $14 billion by 2026.
Our technology platform was created to serve and grow with our insurance end markets. While the P&C insurance industry experienced underwriting losses from 2021 till 2023 driven by inflation in automobile replacement and repair costs, it recovered strongly during 2024 and we believe that the secular trends in the insurance industry will provide strong tailwinds for our business over the long term.
•Direct-to-consumer is the fastest growing insurance distribution channel. In the auto insurance industry, there are carriers focused on DTC distribution (such as Progressive and GEICO) and carriers focused more on traditional, agent-based distribution (such as State Farm, Liberty Mutual and Allstate). The industry shift to more direct distribution is accelerating. A major driver of this growth has been the DTC carriers’ outsized investments, relative to peers, in direct customer acquisition channels. According to S&P Global Market Intelligence, Progressive and GEICO's advertising spend in 2023 was $1.2 billion and $0.8 billion, respectively. Traditional, agent-based carriers have responded by investing more heavily in direct customer acquisition efforts themselves, as well as launching digital brands (such as Nationwide launching Spire), acquiring digital agencies, or acquiring digital insurers (such as Allstate acquiring SquareTrade).
•More insurance consumers are shopping online. Consumers are increasingly using the internet not just for research and price discovery, but to purchase insurance as well. According to TransUnion, the number of consumers shopping for insurance online rose from 22% in 2022 to 27% in 2023. Additionally, according to a

YouGov plc survey in 2024, 48% of U.S. consumers prefer buying insurance online. Younger consumers are not the only driving force of this shift; the share of digitally savvy older consumers is rapidly growing as well. According to the Pew Research Center, internet usage among adults aged 65 and older has grown from 66% in 2018 to 90% in 2024.
•Insurance customer acquisition spending is growing. Total customer acquisition spend in the insurance industry was estimated to be $146 billion in 2021 and is expected to grow to approximately $176 billion by 2025, according to William Blair. In fact, three of the top fifteen most-advertised brands in the U.S. across traditional and online channels are insurance companies—Progressive, GEICO, and State Farm. According to S&P Global Market Intelligence, Progressive’s customer acquisition spend was $1.2 billion in 2023, while GEICO’s customer acquisition spend was $0.8 billion in the same period. In the face of such aggressive spending and customer acquisition by DTC carriers such as Progressive and GEICO, agent-based carriers are compelled to spend heavily to remain competitive.
•Digital customer acquisition spending by insurers has plenty of headroom. According to William Blair, insurance carriers allocate a lower percentage of their advertising budgets to digital channels than other industries. While the advertising industry as a whole was estimated to allocate approximately 66% of their budgets to digital in 2021, insurers allocated less than 22% of their budgets to digital channels in that year. Industry analysts expect digital marketing spend by the insurance industry to narrow this gap significantly over time as more consumers shop online and carriers increase their adoption of digital channels.
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
MediaAlpha is poised to capitalize on these trends. We believe that we provide the leading technology platform enabling insurance carriers and distributors to efficiently acquire customers online at scale. Our platform allows Demand Partners to target consumers granularly and to determine their pricing based on how they value various consumer segments. Demand Partners leveraging our data science capabilities make value-maximizing decisions on how to acquire consumers. This results in greater customer acquisition efficiency and better return on investment, allowing us to attract more Demand Partners into the ecosystem. Simultaneously, we provide our Supply Partners the insights and tools they need to drive competition for their high-intent consumers and maximize yield, which draws more Supply Partners into the ecosystem, providing our Demand Partners with even more high-quality demand sources. As both Demand and Supply Partners begin to see the benefits of the platform, we deepen our relationships with them through additional integrations that drive more data into the platform. All of this creates the powerful “flywheel” effect that has propelled our business forward as a result of the value created within our ecosystem.

Our platform
We have created one of the largest insurance customer acquisition technology platforms. For the year ended December 31, 2024, we had $1.5 billion in Transaction Value and served over 1,000 total insurance partners, excluding our agent partners. For the year ended December 31, 2023, we had $593.4 million in Transaction Value and served over 920 total insurance partners, excluding our agent partners.
During 2024, high-intent consumers shopping for insurance products on the websites of sellers on our platform and our proprietary websites resulted in approximately 119 million Consumer Referrals acquired by Demand Partners on our platform. We serve over 700 Demand Partners, excluding our agent partners, in our insurance verticals. Our platform was designed to support multiple Consumer Referral products and flexible deployment models to best serve the varying needs of our partners.
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

We enable insurance companies to reach and acquire new customers in multiple ways. On our platform, end consumers can engage with insurance companies through multiple touchpoints based on their preferences. Our platform enables consumers to (i) proceed to an insurance carrier’s website on a self-directed basis to purchase a policy (click), (ii) engage with an insurance carrier or agent via phone (call), or (iii) have their data submitted to insurance companies to receive inbound contacts (lead). Our platform’s flexibility in turn enables insurance carriers to acquire and convert consumers through one or more touchpoints, depending on their strengths and preferences.
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the year ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Clicks	84.1%	69.4%
Calls	9.4%	18.6%
Leads	6.5%	12.0%
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
Insurance carriers are able to extract the maximum value from each consumer opportunity. We have extensive data integrations with our partners to support efficient customer acquisition. These data integrations allow us to more seamlessly transact a Consumer Referral by taking information an end consumer has already provided and pre-populating it into an insurance carrier’s purchase process, streamlining and simplifying the process for the consumer and potentially increasing policy conversion rates. This enhances the value of the Consumer Referral to our insurance carriers, adding significant value to all parties in our platform. As of December 31, 2024, we had 119 Demand Partners with this type of integration in place for active and future campaigns, representing 84% of the total Transaction Value from our insurance verticals for the year then ended. Increasing the number and depth of our data integrations with our partners remains a key part of our strategy, and we believe this number will increase as our platform grows.
Our transaction models. We transact with our Demand Partners and Supply Partners through two operating models, Open Marketplace and Private Marketplace. In our Open Marketplace transactions, we have separate agreements with Demand Partners and Supply Partners and have control over the Consumer Referrals that are sold to our Demand Partners. In our Private Marketplace transactions, Demand Partners and Supply Partners contract with one another directly, and we earn fees from our Supply Partners based on the value of the Consumer Referrals transacted on our platform. For more information regarding these arrangements, see “Management’s discussion and analysis-Key components of our results of operations-Revenue.”
Our technology
Our technology platform allows insurance carriers and distributors to acquire customers and optimize customer acquisition costs to align with expected customer LTV, in a single data-rich but user-friendly environment. Our technology is what enables our growth, scale, and operating leverage, and is a key part of what differentiates us from our competitors. It is also what enables our partners to scale their customer acquisition and monetization efficiently and with minimal operating overhead. With nearly 119 million Consumer Referrals transacted on our platform in 2024, we believe we offer the largest source of Consumer Referrals in the insurance sector.
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
Proprietary user data integrated in a secure environment. Our platform allows buyers to fully integrate first-party consumer data to enhance targeting parameters, bidding granularity, and conversion tracking, resulting in more accurate customer acquisition and LTV predictions. We believe we maintain robust data security protections and preserve the confidentiality of each insurance carrier’s customer acquisition strategy. We are able to seamlessly aggregate this data across all of our users to enhance our data analytics models while maintaining end-consumer confidentiality. We believe this has allowed us to continue strengthening our rich consumer database and analytics platform and to maintain strong relationships with our partners.
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
Highly extensible and scalable platform. Our platform and industry-agnostic technology enables us to quickly expand our operations into existing and adjacent verticals with minimal investments. We have organically scaled the P&C insurance vertical and the health and life insurance verticals to $1.2 billion and $300.9 million in Transaction Value, respectively, for the year ended December 31, 2024. While our primary focus remains on insurance, we intend to continue to grow opportunistically in sectors with similar, attractive market fundamentals. We believe our proprietary technology will allow us to react nimbly to growing demands and opportunities in emerging verticals.
Our target audience
Our buyers: Our Demand Partners are insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey. Repeat buyers continue to be a strong driver of our business, with 96% of our Transaction Value for 2024 coming from Demand Partner relationships in existence during 2023 and 93% of our Transaction Value for 2023 coming from Demand Partner relationships in existence during 2022.
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

Our sellers: Our Supply Partners use our platform to monetize their digital consumer traffic. Our Supply Partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations or other financial websites looking to monetize high-intent customers. Repeat sellers continue to be a strong driver of our business, with 99% of our Transaction Value for 2024 and 2023 coming from Supply Partner relationships in existence during 2023 and 2022.
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
Our end consumers: Our end consumers are primarily high-intent, online insurance shoppers. Due to the broad participation of top-tier insurance carriers within our ecosystem, consumers are able to more efficiently navigate a range of options and offers relevant to their policy searches. During the year ended December 31, 2024, high-intent consumers shopped for insurance products on the websites of sellers on our platform and our proprietary websites, resulting in approximately 119 million Consumer Referrals acquired by buyers on our platform.
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
Our strengths
We believe that our competitive advantages are based on the following key strengths:
•Highly scalable, innovative technology platform with rich data. Our proprietary platform is built to be highly extensible and flexible, enabling us to quickly and efficiently develop custom solutions and tools to address the varying and evolving needs of our partners. Supported by our proprietary algorithms, our platform is able to provide continuous, real-time feedback and insights that buyers can use to maximize the value of every consumer opportunity. Our deep data integrations allow our buyers to utilize millions of anonymized data points to target and acquire their desired customers with a unique level of precision and control. As of December 31, 2024, there were over 400 insurance Supply Partners on our platform. We also provide our Supply Partners with sophisticated, data-driven yield management and monetization capabilities. We believe these capabilities are critical to our partners’ monetization strategies, as they enable optimization of business performance and revenue. Our platform is vertical agnostic, allowing us to quickly and easily expand into new markets with attractive attributes.
The increased participation in our technology-driven platform continues to generate valuable data, enhance feedback loops, and drive stronger results for all participants in the ecosystem. We believe this creates a flywheel effect as our platform continues to grow.
•Superior operating leverage. We designed our business to be highly scalable, driving sustainable long-term growth that delivers superior value to both Demand and Supply Partners. Our technology enables us to grow rapidly in a highly capital efficient manner, with minimal need for working capital or capital expenditure investment. In 2024, we employed an average of 139 individuals, who produced $1.5 billion of Transaction Value ($10.7 million per employee), $22.1 million of net income ($0.2 million per employee), and $96.1 million of Adjusted EBITDA ($0.7 million per employee) and in 2023, we employed 142 individuals on average who drove $593.4 million of Transaction Value ($4.2 million per employee), $56.6 million of net loss ($0.4 million per employee), and $27.1 million of Adjusted EBITDA ($0.2 million per employee) for the year. We believe that this illustrates the flexibility and scalability of our platform and the operating leverage of our business model, as we were able to grow Transaction Value and Adjusted EBITDA significantly in 2024 as the P&C insurance industry recovered, without a meaningful increase in our headcount.
•Sticky, tenured relationships with insurance carriers and distributors. We have developed multi-faceted, deeply-integrated partnerships with insurance carriers and distributors, which may be both Demand Partners and Supply Partners on our platform. We enable insurance carriers and distributors as buyers to optimize their customer acquisition spend by offering source-level transparency, granular controls, and predictive tools to drive measurably superior performance. When we work with carriers and distributors as sellers, we enable them to use data science to turn high-intent policy shoppers unlikely to purchase a policy from that specific carrier or distributor into highly valuable Consumer Referrals for other carriers or distributors, thereby offsetting a portion of their total customer acquisition costs.
We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. Our relationships with our partners are deep, longstanding, and involve top-tier insurance carriers in the industry. 15 of the top 20 largest auto insurance carriers by customer acquisition spend are Demand Partners on our platform. In 2024, 96% of total Transaction Value executed on our platform came from Demand Partner relationships in existence during 2023. In 2023, 93% of total Transaction Value executed on our platform came from Demand Partner relationships in existence during 2022.
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
•Bring new partners to our platform. There are potential Demand and Supply Partners who are not yet using our platform, and new companies are being formed every year. We intend to gain adoption of our platform with new insurance partners through business development, word-of-mouth referrals, and inbound inquiries.

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
•Deepen our relationships with agents. We continue to strategically expand our insurance agency relationships to capture additional customer acquisition spend within our core insurance verticals. We have a dedicated team working to incorporate agents into our digital platform and help them expand their customer acquisition capabilities. We added over 1,200 agents to our platform in the year ended December 31, 2024. This dedicated team will continue to enhance our agency capabilities.
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
Our in-house know-how is an important element of our intellectual property. The development and management of our platform requires sophisticated coordination among many specialized employees. We believe that duplication of this coordination by competitors or individuals seeking to copy our platform would be difficult. The risk of a competitor effectively replicating the functionality of our platform is further mitigated by the fact that our service offerings are cloud-based, such that most of the core technology operating on our systems is never exposed to a user or to our competitors. To protect our technology, we implement multiple layers of security. Access to our platform, other than to obtain basic information, requires system usernames and passwords. We also add additional layers of security such as dual-factor authentication for some users, encryption in transit and intrusion detection. See “Risk factors-Risks related to our intellectual property rights and our technology.”
Seasonality
Our results are subject to significant seasonal fluctuations as a result of vertical level seasonality. Our property & casualty insurance vertical is typically characterized by seasonal weakness during our fourth quarter due to lower customer acquisition budgets from buyers and lower supply of Consumer Referrals during the holiday period. During our first quarter, our P&C insurance vertical typically exhibits seasonal strength as customer acquisition budgets from our Demand Partners and Consumer Referral volume from our Supply Partners both increase sequentially.
Our health insurance vertical typically experiences seasonal strength during the fourth quarter due to a material increase in Consumer Referrals and a related increase in customer acquisition budgets in connection with the Medicare annual enrollment period, which generally runs from October 15 to December 7 each year, and the Affordable Care Act (ACA) open enrollment period, which generally runs from November 1 through December 15 in many states, with the last ending on January 31st of the following year. Customer acquisition spending in our health insurance vertical is typically lower during the other quarters of the year because most consumers enroll in these plans during the annual and open enrollment periods. The seasonal strength in the fourth quarter results in a higher level of accounts receivable related to our health insurance vertical as of our fiscal year-end, which are typically collected during the subsequent first quarter.
Regulation
Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are subject to laws and regulations that apply to businesses in general, such as those relating to worker classification, employment, payments, worker confidentiality obligations, consumer protection and taxation. For example, in October 2024 the FTC Staff asserted that we have violated violations of Section 5(a) of the FTC Act, the Telemarketing Sales Rule and the Government Impersonation Rule. See “Risk Factors - The FTC Matter could have a material adverse effect on our business.” As an online business, we are also subject to laws and regulations governing the internet, such as those relating to intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, search engines, consumer privacy, and internet tracking technologies, and could be affected by potential changes to laws and regulations that affect the growth, popularity or use of the internet, including with respect to net neutrality and taxation on the use of the internet or e-commerce transactions.
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
Employees
We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include a hands-on approach no matter the experience level, intellectual curiosity, open-mindedness, a growth mindset, and caring deeply about the quality of one’s work. As of December 31, 2024, we had 144 full-time employees. The human capital measures and objectives that we focus on in managing our business include talent acquisition and retention, employee engagement, development and training, diversity and inclusion, compensation and pay equity, and employee health and welfare. None of our employees are represented by a collective bargaining unit or are a party to a collective bargaining agreement.
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
We seek to achieve our business objectives through a deep commitment to talent development. Our talent development efforts include quarterly goals, “lunch and learn” events, individualized professional development plans, leadership team and management training, internal workshops, and guest speakers.
We use a combination of company and department goals to drive the execution of our business strategy.  All of our teams participate in an annual strategic planning process to identify objectives for business growth and innovation, and set and review goals throughout the year to support the Company’s annual objectives.
Pay Equity
Our employee compensation strategy is designed to support three primary objectives: to attract and retain the best team members, to reflect and reinforce our most important values, and to align team member interests with shareholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we monitor market compensation levels and set pay ranges based on market data, and we consider factors such as an employee’s role and experience, the location of their job and their performance in making compensation decisions. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure that we compensate our employees in a fair and equitable manner. We also comply with the applicable pay transparency laws by ensuring that our job postings and applicant/employee requests for compensation information are in compliance with state or local laws.

Diversity, Equity, and Inclusion
We remain committed to fostering, cultivating, and maintaining a culture of diversity and inclusion. Our philosophy and actions are built on the premise that as an employer and citizens of our communities, we can create opportunities for lasting change. Our core values speak to the importance of individuality, transparency, and challenging ourselves to actively learn and grow together. We continue to assess our company practices with the intent of creating sustainable programs over the long-term, recognizing the importance of prioritizing progress over perfection.
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
We may decide to terminate our relationship with a partner for a number of reasons and at any time. For example, in October 2020, we terminated our relationship with a Supply Partner that represented approximately 2% of revenue for the year ended December 31, 2020. We have also terminated Demand Partners for various reasons, including violations of our contractual terms and/or our Code of Conduct. The termination of our relationship with a partner could reduce the number of Demand Partners seeking to purchase Consumer Referrals and Supply Partners seeking to sell their Consumer Referrals to our platform. In connection with such a termination, we would lose a source of Transaction Value and fees for future sales. Our business, financial condition, operating results, cash flows, and prospects could also be harmed if in the future we fail to develop new partner relationships.
We depend on a small group of Demand and Supply Partners for a substantial portion of our business. Changes in our relationships with these partners may adversely affect our business, financial condition, operating results, cash flows, and prospects.
We derive a large portion of our revenue from our Demand Partners through their purchases of Consumer Referrals provided by our Supply Partners. A limited number of our Demand and Supply Partners account for a substantial portion of our business. Our largest Demand Partner represented 23% and 7% of our revenue for the years ended December 31, 2024 and 2023, respectively, and our next largest Demand Partner represented 18% and 6% of revenue for the years ended December 31, 2024 and 2023, respectively. Our top 20 Demand Partners represented 72% and 41% of our revenue for the years ended December 31, 2024 and 2023, respectively.
The majority of our agreements with our Demand and Supply Partners do not include minimum transaction volume commitments, and accordingly, our Supply Partners can reduce or cease the volume of Consumer Referrals they provide to our platform, and/or our Demand Partners can reduce or cease their purchasing on our platform at any time. In addition, many of our agreements with our Demand and Supply Partners are terminable by the partner without cause upon 30 or 60 days’ notice. Should we become dependent on fewer Demand or Supply Partner relationships (whether as a result of the termination of existing relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with, or demand for our Consumer Referrals from, our Demand or Supply Partners, which in turn could harm our business, financial condition, operating results, cash flows, and prospects. We expect to obtain payment from our customers for work performed and maintain an allowance for credit losses against receivables for potential losses on partner accounts. Actual losses on partner receivables could differ from those that we have historically experienced or currently anticipate and, as a result, we may need to adjust our allowances. We may not accurately assess the creditworthiness of our partners. As a result, this could cause partners to delay payments to us, request modifications to their payment arrangements that could extend the timing of cash receipts, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our business, financial condition, operating results, cash flows, and prospects could be adversely affected.
Our business is highly subject to business cycles and risks related to the property & casualty insurance, health insurance, and life insurance industries.
We derive a substantial majority of our revenue from sales of Consumer Referrals to property & casualty insurance carriers, health insurance carriers and brokers, and life insurance carriers. Revenue from our insurance verticals accounted for 99.0% and 96.6% of our total revenue for the years ended December 31, 2024 and 2023, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our Demand Partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers began to reduce their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues, and those reductions continued and in many cases worsened during 2022 and 2023 before beginning to recover in 2024. We will likely experience such insurance industry cycles again in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
The FTC Matter could have a material adverse effect on our business.
On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (FTC) regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, following our earnings call for the quarter ended September 30, 2024, we received an initial settlement demand from the staff of the FTC (FTC Staff) stating that the FTC Staff is prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the FTC’s Telemarketing Sales Rule ("TSR") and the Government and Business Impersonation Rule (the “Impersonation Rule”). We are engaged in settlement discussions with the FTC Staff in an effort to reach a mutually acceptable resolution.
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
The FTC Staff proposes to seek injunctive and monetary relief and civil penalties. If obtained in whole or in part, the monetary relief and penalties proposed by the FTC Staff would have an adverse, and potentially material, effect on our liquidity, financial condition, and results of operations. The total amount of these proposed items significantly exceeds our existing liquidity and financial resources. Any such costs above our existing resources would require the Company to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims, and there can be no assurances that such financing could be obtained on acceptable terms, or at all. In addition, the proposed injunctive terms, if obtained in whole or in part, could adversely, and potentially materially, affect our ability to operate business in our Health insurance vertical, including by restricting how we conduct our marketing activities and by requiring enhancements to our compliance program. Our Health insurance vertical accounted for $270.3 million, or 18%, of our Transaction Value in fiscal 2024 at a 14% take rate, of which roughly two-thirds was from under-65 health insurance at a slightly higher take rate. Finally, the Company is aware of efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. These matters could result in us incurring additional costs and liabilities.
For more information about the FTC Matter, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and capital resources” and “Item 8. Financial Statements and Supplementary Data--Note 8. Commitments and contingencies--FTC matter”.
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
The majority of our Demand Partners do not have exclusive relationships with us, and they may change the manner in which they market and distribute their products. They can attract consumers directly through their own customer acquisition strategies, including third-party online platforms and other methods of distribution, such as referral arrangements, physical storefront operations or broker agreements. Such Demand Partners also may obtain Consumer Referrals through one or more online competitors of our business. If such Demand Partners decide to compete directly with us or choose to favor one or more third-party platforms, they could cease or reduce their purchases of Consumer Referrals on our platform. In our insurance verticals, if consumers seek insurance policies directly from insurance carriers, or if insurance carrier partners seek Consumer Referrals through our competitors or cease providing us with access to their systems or information, the number of transactions by Demand Partners on our platform may decline, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
Similarly, most of our Supply Partners do not have exclusive relationships with us, and they can seek other solutions to maximize their consumer traffic monetization, such as building their own solutions or turning to other service providers, including our competitors, in order to monetize high-intent consumers or maximize the value of non-converting consumers on their websites. Consolidation of suppliers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. We cannot assure you that we will be able to acquire Consumer Referrals that meet our partners’ performance, price, and quality requirements, in which case our revenue could decline or our cost of revenue could increase.
If we fail to compete effectively against technology companies engaged in digital customer acquisition and other competitors, we could lose partners and our revenue may decline.
We operate in the broadly defined tech-enabled insurance distribution sector. Within this sector, our closest competitors are technology companies engaged in digital customer acquisition. This sector is intensely competitive, and we expect this competition to continue to increase in the future both from existing and new competitors that provide competing platforms or technology. We compete both for Demand Partners’ customer acquisition budgets and high-quality Consumer Referrals. We compete on the basis of a number of factors, including volume and cost of high-quality Consumer Referrals, return on investment, technology, and client service. Our principal competitors in this space include technology companies engaged in digital customer acquisition for insurance carriers, as well as other companies including:
•direct distribution companies focused on insurance products;
•industry-specific portals or customer acquisition companies with insurance-focused research online destinations;
•online marketing or media services providers;
•major internet portals and search engine companies with online advertising platforms; and
•Supply Partners with their own sales forces that sell their online Consumer Referrals directly to Demand Partners.
Finding, developing, and retaining high quality Consumer Referrals on a cost-effective basis is challenging because competition for web traffic among companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in web traffic costs, declining margins, and reductions in revenue. In addition, if we expand the scope of our services and/or served markets, we may compete with a greater number of technology companies, websites, buyers, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Consumer Referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match Consumer Referrals with buyers and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of Consumer Referral inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to Consumer Referrals or web traffic more generally, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from the DTC distribution channel may affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other technology companies engaged in digital customer acquisition deliver to partners, we could lose partners and market share, and our revenue may decline.
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
As we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, including identifiable information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, that may cause unintended consequences and may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs or expectations, or we provide new or updated products and services that exacerbate technological, security, legal or other challenges, the reputation of and demand for our platform or related offerings could decrease and our business, financial condition and operations may be adversely affected.
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
Our business depends on our ability to retain our key executives and management, including Steven Yi, our Chief Executive Officer and Co-Founder, and to hire, develop, and retain other key employees, as well as our ability to plan for and manage executive succession. Our ability to expand our business depends on our being able to hire, train, and retain sufficient numbers of experienced information technology employees, as well as data analytics, product and account management, and other personnel. Our success in recruiting highly skilled and qualified employees can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. This demand is particularly acute in the Seattle, Washington area, where our technology and engineering team is based. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or other key employees could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Most of our executive officers and other key employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.
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
Our success depends on our suppliers’ ability to attract online visitors to their websites and our ability to attract online visitors to our proprietary websites, and to convert them into Consumer Referrals for our partners in a cost-effective manner. We depend on internet search companies to direct a substantial share of visitors to our suppliers’ websites and our proprietary websites. Search companies offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the buyer’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality. If one or more of the search engines or other online sources on which we or our suppliers rely for purchased listings modifies or terminates its relationship with us or decides to decrease its rating of the relevance and quality of our suppliers’ or our proprietary websites, our traffic acquisition cost could rise, we could lose consumers, and traffic to our suppliers’ websites and our proprietary websites could decrease, which could in turn decrease the amount and quality of Consumer Referrals made available for sale on our platform. Any of the foregoing could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.
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
We or our Supply Partners may also fail to optimally manage our paid listings, or our proprietary bid management technologies may fail, or higher bids by our competitors may increase the cost of Consumer Referrals, any of which may lead to a decrease in the number of visits to our Supply Partners’ websites or our proprietary websites. As a result, we may need to use more costly sources to replace lost visitors who could have contributed to our supply of Consumer Referrals, and such increased expense could adversely affect our business, financial condition, operating results, cash flows, and prospects. Even if we and our suppliers succeed in driving traffic to our respective websites, we may not be able to effectively monetize this traffic or otherwise retain users. Failure to do so could result in a smaller supply of Consumer Referrals available on our platform to our Demand Partners and thus lower revenue, which would have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
As of December 31, 2024, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $158.5 million and our borrowing capacity under the 2021 Revolving Credit Facility was $45.0 million. In addition, we may in the future decide to incur additional indebtedness.
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

In addition, our indebtedness under the 2021 Credit Facilities bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. For example, interest paid on the 2021 Credit Facilities during the year ended December 31, 2024 was $13.9 million, an increase of $0.2 million, or 1%, compared with the year ended December 31, 2023, due to higher interest rates. If the market rate of interest increases, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs.
The Existing Credit Agreement requires us to comply with certain financial covenants, including maintaining specific financial ratios. These ratios are based in part on our Consolidated EBITDA, as defined in the Amended Credit Agreement. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, which reduced our Consolidated EBITDA and our compliance cushion with respect to our financial covenants. In the event that, due to business conditions or other events, we are unable to continue to generate the levels of Consolidated EBITDA required to maintain compliance with such financial covenants, we may need to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital.
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
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital beyond our internally generated cash flows. At any given time, if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. As described in “Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Commitments and contingencies - Litigation and other matters” (the “FTC Matter”), the FTC Staff has advised that they are recommending that the FTC pursue claims against us in connection with our business activities, primarily in the health insurance vertical. Any settlement of such claims, or a judgment in any litigation relating thereto, could require the payment of material amounts. In such event, we may not have adequate existing resources to cover any such amounts, and we may not be able to obtain other sources of capital sufficient to cover such amounts.

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
We have incurred net losses in the past, and we have an accumulated deficit of $505.9 million at December 31, 2024. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain or increase our profitability.
If we fail to protect our brand, our ability to expand the use of our platform by Demand and Supply Partners may be adversely affected.
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
Taxing authorities may assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes, and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our operating results.
The application of indirect taxes, such as sales and use tax, value-added tax, digital services tax, digital advertising tax, business tax, gross receipts tax, and other similar tax to platform and digital advertising businesses is a complex and evolving issue. Sales, use, value added and similar tax laws and rates vary greatly by jurisdiction, and many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, proposed or newly enacted laws regarding indirect tax could increase our compliance obligations. Any failure by us to prepare for and to comply with the reporting and record-keeping obligations could result in penalties and other sanctions, and could adversely affect our financial condition and results of operations. We do not collect indirect taxes in the majority of the jurisdictions in which we have sales, and we believe that such taxes are not applicable either because our products and services are not subject to these taxes or we do not have the requisite amount of contacts with the state for the state to be able to impose these taxes. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results.

We have faced, and may face in the future, various indirect tax audits in various U.S. jurisdictions. Tax authorities may challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. Although we have reserved for potential payments of past tax liabilities on our financial statements, a successful assertion by one or more tax authorities could result in substantial tax liabilities in excess of such reserves as well as penalties and interest, and could harm our business, financial condition and results of operations.

We may from time to time be subject to litigation, which may be extremely costly to defend, could result in substantial judgment or settlement costs or subject us to other remedies.

We have in the past and may from time to time in the future be involved in various legal proceedings, including, but not limited to, actions relating to claims of violations of laws or regulations, breach of contract, and intellectual property infringement, misappropriation or other violation. In addition to the FTC Matter, there are other sources of litigation risk. For example, state insurance regulators have in the past and may in the future make claims that certain of our proprietary properties, particularly in our health insurance vertical, do not comply with one or more regulations governing marketing of insurance products in that state. Claims may be expensive to defend, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
Our business has been, and may in the future be, adversely impacted by the effects of public health crises, such as the global COVID-19 pandemic. For example, the impacts of the COVID-19 pandemic, including supply chain constraints and labor shortages, contributed to higher-than-expected inflation in insurance claims costs, which drove significant reductions in P&C insurance carrier profitability, leading our P&C insurance carrier partners to reduce their customer acquisition spending. The timing and slope of a recovery in this vertical are difficult to predict. In addition, in our travel vertical, COVID-19 has led to a dramatic decline in consumers shopping for travel-related products, which has led to a significant decline in our revenue from the travel vertical, and there is uncertainty about whether our business in this vertical will return to pre-pandemic levels and the timing of any such recovery.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, platform, the internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in Los Angeles, California, a region known for seismic activity. In addition, any unforeseen political crises, terrorist attacks, war, political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. Any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could materially interfere with or prevent us from conducting our business for a period of time, which impact may be further increased if our disaster recovery plans prove to be inadequate. In addition, if insurance carriers experience large or unexpected underwriting losses due to a natural disaster or act of terrorism, these carriers may decrease the amount of money they spend on customer acquisition spending until they can obtain regulatory approval to raise premiums. Any of these risks could adversely affect our business, financial condition, operating results, cash flows, and prospects.
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
Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, ransomware, viruses, phishing attacks, denial of service or other attacks, breach by intentional or negligent conduct on the part of employees or other internal sources, unauthorized access to data and other electronic security breaches. Concerns about security increase when information (including personal data) is transmitted electronically, as is the case with both our technology platform and our other information technology systems, as such transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our buyers, sellers, and third-party service providers. Additionally, the use of artificial intelligence by outside parties to launch more automated, targeted and coordinated attacks may increase the risks of cyberattacks or data breaches. Further, outside parties may attempt to fraudulently induce our employees, partners or third-party service providers to disclose sensitive information in order to gain access to our systems. Infiltration of our systems or those of our partners and third-party service providers could lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential or otherwise protected information (including personal data) and the corruption of data. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data. Although we are not aware of any material information security breaches to date, we have detected common types of attempts to attack our information systems and data.
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

We take efforts to protect our systems and data, including establishing cybersecurity policies and processes, performing risk assessments to aid in the identification and mitigation of threats, and implementing technological measures designed to provide multiple layers of security. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime, and these efforts may not be successful in preventing, detecting, or stopping attacks. The sophistication and resources of cyber criminals and other threat actors continue to increase, and the techniques they use to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and often originate from less regulated and remote areas around the world. As a result, we may be unable to proactively implement adequate preventative measures, to react in a timely manner to any cyber-attacks or other security incidents, or to successfully implement remediation efforts. Controls employed by our information technology department and our partners and third-party service providers, including cloud vendors, could prove inadequate. We also have employees located outside of the United States, which may subject us to greater risk of cyberattacks. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
Our employees have a hybrid work schedule consisting of both in-person work and working from home. Although we have implemented work-from-home protocols, the actions of our employees while working from home may increase the risk of compromise to our systems, confidential information or data, due to factors including employees’ access and use of company networks and/or information on non-company devices, accessing our systems or data using wireless networks that we do not control or the ability to transmit or store company-controlled data outside of our secured network.
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

In addition, we may be unable to halt the operations of third parties that aggregate or misappropriate our data, and such activity could harm our business, financial condition, operating results, cash flows, and prospects.

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
We are subject to a wide variety of laws and regulations. Laws, regulations, and standards governing issues such as internet communications, advertising, e-commerce, worker classification, employment, payments, worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, antitrust and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile and related technologies. Other laws and regulations may be adopted in response to internet, mobile and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us and other online platforms. As our platform’s scope expands, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements or that we are prohibited from conducting our business in or with certain verticals or jurisdictions. For example, in the FTC Matter, the FTC Staff asserts violations of Section 5(a) of the FTC Act, the TSR and the Impersonation Rule. See “Risk Factors - The FTC Matter could have a material adverse effect on our business.” It is also possible that certain provisions in agreements with our buyers, sellers, and service providers may be found to be unenforceable or not compliant with applicable law.
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

Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted or are currently considering legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Laws in all 50 states require businesses to provide notice to consumers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the CCPA (as amended by the CPRA), among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. The CCPA has already been amended multiple times, and it is unclear whether this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA, CPRA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, limit our ability to collect and/or use certain types of data or otherwise require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

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
We and our partners make telephone calls and send emails and text messages to potential and existing consumers, which are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the TCPA and TSR. In connection with the FTC Matter, the FTC Staff has alleged that we have violated the TSR.
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
The laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the industry, regulatory priorities or consumer preferences may lead to the adoption of additional laws or regulations or changes in the manner in which existing laws and regulations are interpreted or enforced, which could have a material adverse effect on our business. For example, in 2023 the FTC took the position (in public statements and enforcement actions) that consent to receive robocalls under the TSR must be received directly from the consumer, rather than through a third party such as a lead generator, and it appears that the staff of the FTC continues to assert this position in relation to the FTC Matter. Any such new laws or regulations or changes in regulations could result in a reduction in the volume of leads and calls supplied to our marketplaces, or a reduction in the ability of our owned and operated lead generation websites to generate such leads and calls profitably, or increase the risk of claims made against us or our partners, any of which could harm our business, financial condition, operating results, cash flows, and prospects.
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
The market price of our Class A common stock has been highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. Shares of technology companies have historically experienced levels of volatility that can exceed the overall market. Since shares of our Class A common stock were initially sold in the IPO in October 2020 at a price of $19.00 per share, the low and high closing sales prices of our Class A common stock ranged from $5.36 to $64.11 per share, respectively, through December 31, 2024.
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
•changes in governmental regulation and the outcome of governmental enforcement of such regulation; and
•publication of research reports about us, our competitors or our industry, or changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of analyst coverage.
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
In the future, we may issue additional stock, including as grants of equity awards to employees, directors and consultants under our equity incentive plans, to raise additional capital through equity financings or to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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
As of December 31, 2024, 55.5 million Class A-1 units and 11.6 million Class B-1 units were outstanding. Each Class B-1 unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock (or, at our election, cash of an equivalent value). Substantially all of such shares may be resold at any time, subject in certain cases to compliance with Rule 144 under the Securities Act. In November 2021, pursuant to a registration rights agreement with certain of our existing investors, including White Mountains, Insignia, and the Senior Executives, we registered certain of their shares of our Class A common stock, including those delivered in exchange for Class B-1 units, for resale, of which 23.7 million shares remained registered and available for sale as of May 7, 2024. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital in the future by selling shares of our Class A common stock or other equity securities at a time and price that we deem appropriate.
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
•prohibit stockholder action by written consent;
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
•prohibit cumulative voting in the election of directors, which could otherwise allow holders of a lesser number of shares to elect director candidates;
•provide that special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the chairman of our board, the Chief Executive Officer;
•require advance notice to be given by stockholders for any stockholder proposals or director nominees;
•require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of common stock to amend certain provisions of our amended and restated certificate of incorporation and any provision of our amended and restated bylaws;
•require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of common stock to remove directors and only for cause;
•provide that each of White Mountains, Insignia and the Founders are entitled to (i) nominate two directors to the Board of Directors for so long as such stockholder owns at least 12.5% of our issued and outstanding shares of common stock as of the closing of our IPO and (ii) nominate one director to the Board of Directors for so long as such stockholder owns less than 12.5% but at least 5% of our issued and outstanding shares of common stock as of the closing of our IPO; and
•provide that White Mountains, Insignia and the Founders agree to vote for each other’s board nominees pursuant to the terms of the stockholders’ agreement.
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
A majority of our Board of Directors is comprised of directors who are affiliated with White Mountains, Insignia, and the Founders. Certain of our pre-IPO stockholders could have business interests that conflict with those of the other investors, which may make it difficult for us to pursue strategic initiatives that require consensus among our owners.
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
Pursuant to the stockholders’ agreement, each of White Mountains, Insignia, and the Founders is entitled to nominate one or two directors to the Board of Directors for so long as such stockholder owns at least 12.5%, in the case of two directors, or less than 12.5% but at least 5%, in the case of one director, of our issued and outstanding shares of common stock as of the closing of our IPO.
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
In addition, because Insignia and the Founders hold their pre-IPO economic interest in our business indirectly through QLH, rather than through MediaAlpha, Inc., these existing owners may have conflicting interests with holders of shares of our Class A common stock.

We are no longer a “controlled company” within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

In May 2024, we ceased to be a “controlled company” within the meaning of the NYSE corporate governance standards. The NYSE rules require that the nominating and corporate governance committee be composed entirely of independent directors within one year of the date that we no longer qualify as a “controlled company.” Our nominating and corporate governance committee is not currently comprised exclusively of independent directors. We will comply with this requirement prior to the end of the transition period, but until that occurs our shareholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors and committee membership may result in a change in our operation philosophies and deviations from our current corporate strategy.
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
The payments that we may make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, if all of the Class B-1 units were acquired by us in taxable transactions at December 31, 2024 for a price of $11.29 (which is the last reported sale price of our Class A common stock as of December 31, 2024 on the NYSE) per Class B-1 unit, we estimate that the amount that we would be required to pay under the tax receivables agreement could be approximately $164 million. The actual amount we will be required to pay under the tax receivables agreement may be materially greater than this hypothetical amount as potential future payments will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character, and timing of our income and the tax rates then applicable. Payments under the tax receivables agreement are not conditioned on Insignia’s, the Senior Executives’, or White Mountains’ continued ownership of any of our equity. Based on our recent history of pre-tax losses, the Company does not believe it will generate sufficient future taxable income to utilize the related tax benefits in the foreseeable future and therefore will not be required to make any payments under the tax receivables agreement, except that as of December 31, 2024, we recorded $7.0 million of estimated payments related to the 2024 tax year due under the TRA as these payments are probable and payable during the first quarter of 2026.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy

Our technology platform and other information systems are subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws and other litigation and legal risk, and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices. We are currently pursuing a SOC 2 Type 2 Report, and are working to achieve alignment with the National Institute of Standards and Technology (“NIST”) 800-171 Cybersecurity Framework.

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

In the event of a cybersecurity incident, including aggregation of a series of related incidents, management is equipped with a well-defined cyber crisis response plan. This plan includes assigning of the roles and duties of the crisis management team, immediate actions to mitigate the impact of the incident, and long-term strategies for remediation and prevention of future incidents.

All relevant and critical incidents are reported to the Security Steering Committee, and events that may result in a material loss are additionally reported to the Audit Committee and evaluated for public disclosure as well as disclosure to the appropriate authorities. The Audit Committee oversees management’s remediation actions relating to such events, and approves management’s assessment of the materiality of the event to the Company.

Item 2. Properties.
Our principal executive office is located in Los Angeles, California. In addition to our Los Angeles office, we operate from four other offices located in Bellevue, Washington; Tempe, Arizona; St. Petersburg, Florida; and Taipei, Taiwan. We lease each of our offices. We believe that our current facilities are adequate to meet our immediate needs.
Item 3. Legal Proceedings.
From time to time we are a party to various litigation matters incidental to the conduct of our business.
For more information regarding material lawsuits and proceedings (including those known to be contemplated by governmental authorities), see Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Commitments and contingencies - Litigation and other matters" of this Annual Report on Form 10-K, which is hereby incorporated by reference in its entirety in this Item 3.
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
Holders of Record
As of January 31, 2025, there were 10 holders of record of our Class A common stock and 12 holders of record of our Class B common stock.  We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
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
Securities authorized for issuance under equity compensation plans
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Performance Graph

Comparison of Cumulative Return for MediaAlpha, Inc., the
Russell 3000 Index and S&P 500 Information Technology Index
MediaAlpha Inc
Russell 3000
S&P 500 Information Technology
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
10/28/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

The performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of MediaAlpha, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth above compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Russell 3000 Index and the S&P 500 Information Technology Index between October 28, 2020 (the date our Class A common stock commenced trading on NYSE) through December 31, 2024. All values assume a $100 initial investment and data for the Russell 3000 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended December 31, 2024:

2024	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	—	—	N/A	N/A
November 1 through November 30	90,522	12.37	N/A	N/A
December 1 through December 31	—	—	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. We withheld these shares at their fair market values based upon the closing prices of our Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.

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
We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission and is incorporated by reference, and should be referred to for information regarding this period.
Overview
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of P&C insurance, health insurance, and life insurance, supporting $1.5 billion in Transaction Value across our platform from these verticals in the year ended December 31, 2024.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the year ended December 31, 2024, consumers shopped for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites each month, driving an average of 9.9 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Revenue	$864.7	476.6	122.8%	$388.1
Transaction Value[1]	$1,491.9	898.5	151.4%	$593.4
Contribution[1]	$154.4	76.3	97.7%	$78.1
Net Income (Loss)	$22.1	78.7	n/m	$(56.6)
Adjusted EBITDA[1]	$96.1	69.0	254.4%	$27.1

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
For the year ended December 31, 2024, we generated $864.7 million of revenue and $1.5 billion of Transaction Value, representing increases of 122.8% and 151.4%, respectively, compared with the year ended December 31, 2023, driven primarily by significant increases in customer acquisition spending by P&C carrier partners as they refocused on growth in response to improving underwriting profitability.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $154.4 million for the year ended December 31, 2024, a year-over-year increase of 97.7%, driven primarily by the higher revenue. Contribution Margin was 17.9% for the year ended December 31, 2024, compared with 20.1% for the year ended December 31, 2023.

Net income for the year ended December 31, 2024 was $22.1 million, compared with a net loss of $56.6 million for the year ended December 31, 2023, driven primarily by the increase in gross profit and lower equity-based compensation expense.

Adjusted EBITDA for the year ended December 31, 2024 was $96.1 million, a year-over-year increase of 254.4%, due primarily to higher gross profit.

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
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $1.5 billion for the year ended December 31, 2024 from $593.4 million for the year ended December 31, 2023, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both Demand Partners and Supply Partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the year ended December 31, 2024, 96% of total insurance Transaction Value executed on our platform came from Demand Partner relationships in existence during 2023.
Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand and Supply Partners on our platform. The aggregate number of Demand and Supply Partners active on our platform, excluding our agent partners, was approximately 1,230 for the years ended December 31, 2024 and 2023. We retain and attract Demand Partners by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the year ended December 31, 2024, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 118.8 million for the year ended December 31, 2024 from 98.8 million for the year ended December 31, 2023. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend, into other online media sources, including native, social, and display advertising.
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
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our Demand Partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. Beginning in the second half of 2021, the P&C insurance industry entered a "hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during 2024 as multiple carriers meaningfully increased their spending in our marketplaces.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how some of these changes may ultimately be interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and more than 20 other states have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.”
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
The price and amount of Consumer Referrals purchased and sold on our platform vary based on a number of market conditions and consumer attributes, including (i) geographic location of consumers, (ii) demographic attributes of consumers, (iii) the source of Consumer Referrals and quality of conversion by source, (iv) the volume of Consumer Referrals provided by our Supply Partners, (v) Demand Partner bid levels and (vi) Demand Partner demand and budgets.
In our Open Marketplace transactions, we generate revenue by delivering qualified clicks, calls, and leads and have control over these Consumer Referrals that are sold to our customers (Demand Partners) on our technology platform. In these arrangements, we have separate agreements with our suppliers (Supply Partners) and Demand Partners. Supply Partners are not a party to the contractual arrangements with our Demand Partners, nor are the Supply Partners the beneficiaries of our Demand Partner agreements. We separately pay (i) a revenue share to Supply Partners or (ii) a fee to internet search companies to drive consumers to our proprietary websites. We are the principal in Open Marketplace transactions. As a result, the price paid by the Demand Partners for Consumer Referrals sold is recognized as revenue and the price paid to the Supply Partner is included in cost of revenue.
In our Private Marketplace transactions, Supply Partners and Demand Partners contract with one another directly. In these transactions, we act as an agent, facilitating the sale of Consumer Referrals between these Supply and Demand Partners, by providing access to our platform to the Supply Partner for their use as a tracking, reporting, optimization, and analytics tool in transacting with the Demand Partner, and we generate revenue by charging the Supply Partner a platform fee on the Consumer Referrals transacted, which is a negotiated percentage of the Transaction Value of such transactions. We do not make any payments to Supply Partners in our Private Marketplace transactions.
We recognize revenue derived from Consumer Referrals when we transfer these Consumer Referrals to our Demand Partners in an amount that reflects the consideration to which we are entitled. We recognize revenue pursuant to the framework contained in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606"), as issued by the Financial Accounting Standards Board (“FASB”): (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when we satisfy the performance obligations.
Generally, our contracts with Demand Partners and Supply Partners specify a period of time covered and a budget governing spend limits. While contracts can specify a term, most of our contracts can be terminated at any time without penalty upon 30- or 60-days’ notice. As a result, the transaction price for the delivery of each Consumer Referral is determined and recorded in real time and no estimation of variable consideration or future consideration is required. We satisfy our performance obligations as services are provided. We do not promise to provide any other significant goods or services to our partners after delivery and generally do not offer a right of return.

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
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of December 31, 2024, our ownership interest in QLH was 82.7%.
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
Results of operations
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
(in thousands)
Revenue	$864,704	100.0%	$388,149	100.0%
Costs and operating expenses
Cost of revenue	721,131	83.4%	321,437	82.8%
Sales and marketing	24,725	2.9%	25,432	6.6%
Product development	19,764	2.3%	18,458	4.8%
General and administrative	56,359	6.5%	62,746	16.2%
Total costs and operating expenses	821,979	95.1%	428,073	110.3%
Income (loss) from operations	42,725	4.9%	(39,924)	(10.3)%
Other expense, net	4,872	0.6%	1,779	0.5%
Interest expense	14,351	1.7%	15,315	3.9%
Total other expense, net	19,223	2.2%	17,094	4.4%
Income (loss) before income taxes	23,502	2.7%	(57,018)	(14.7)%
Income tax expense (benefit)	1,384	0.2%	(463)	(0.1)%
Net income (loss)	$22,118	2.6%	$(56,555)	(14.6)%
Net income (loss) attributable to non-controlling interest	5,489	0.6%	(16,135)	(4.2)%
Net income (loss) attributable to MediaAlpha, Inc.	$16,629	1.9%	$(40,420)	(10.4)%
Net income (loss) per share of Class A common stock
-Basic and diluted	$0.31		$(0.89)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	53,043,576		45,573,416
Revenue
The following table presents our revenue, disaggregated by vertical, for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Property & casualty insurance	$658,197	493,963	300.8%	$164,234
Percentage of revenue	76.1%			42.3%
Health insurance	173,531	(12,744)	(6.8)%	186,275
Percentage of revenue	20.1%			48.0%
Life insurance	24,374	87	0.4%	24,287
Percentage of revenue	2.8%			6.3%
Other	8,602	(4,751)	(35.6)%	13,353
Percentage of revenue	1.0%			3.4%
Revenue	$864,704	476,555	122.8%	$388,149

The increase in P&C insurance revenue for the year ended December 31, 2024, compared with the year ended December 31, 2023, was due primarily to an increase in customer acquisition spending by P&C carriers as insurance industry profitability improved throughout the year due to premium increases beginning to outpace loss cost inflation. The profitability of certain of our largest P&C insurance carriers improved significantly during the year, resulting in higher customer acquisition budgets from those carriers in addition to higher allocation of budgets by certain other Demand Partners.
The decrease in health insurance revenue for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by a decrease in the supply of Consumer Referrals from our Medicare Supply Partners due to one of our partners ceasing operations during the first half of the year, as well as reduced advertising spend from our under-65 health insurance partners.
The increase in life insurance revenue for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven by an increase in the supply of Consumer Referrals from our owned and operated sites.
The decrease in other revenue for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by lower revenue from our travel vertical, as a significant increase in traffic acquisition costs for our Supply Partners reduced the supply of Consumer Referrals to our marketplaces.
Cost of revenue
The following table presents our cost of revenue for the years ended December 31, 2024 and 2023 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Cost of revenue	$721,131	399,694	124.3%	$321,437
Percentage of revenue	83.4%			82.8%
The increase in cost of revenue for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue and lower take rates, offset in part by a higher mix of transactions in our Private Marketplaces, which have a minimal impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the years ended December 31, 2024 and 2023 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Sales and marketing	$24,725	(707)	(2.8)%	$25,432
Percentage of revenue	2.9%			6.6%
The decrease in sales and marketing expenses for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by a decrease in equity-based compensation expense of $1.4 million and a decrease in amortization expense of $0.6 million, offset in part by an increase in personnel-related costs of $1.1 million due primarily to accruals for higher bonus payouts during the year ended December 31, 2024.
Product development
The following table presents our product development expenses for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Product development	$19,764	1,306	7.1%	$18,458
Percentage of revenue	2.3%			4.8%

The increase in product development expenses for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by an increase in personnel-related costs of $2.1 million as we hired additional employees and due to accrual for higher bonuses, offset in part by a decrease in equity-based compensation expense of $1.3 million.
General and administrative
The following table presents our general and administrative expenses for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
General and administrative	$56,359	(6,387)	(10.2)%	$62,746
Percentage of revenue	6.5%			16.2%
The decrease in general and administrative expenses for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by a decrease in equity-based compensation of $15.7 million and a $1.0 million decrease in directors and officers insurance premiums, offset in part by a $7.5 million increase driven primarily by higher legal fees and a charge of $7.0 million to establish a reserve relating to the FTC Matter, a $1.1 million increase in accounting and professional fees, and a $0.6 million increase in personnel-related costs.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in cost of revenue and operating expenses for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Cost of revenue	$3,026	(849)	(21.9)%	$3,875
Sales and marketing	7,265	(1,389)	(16.1)%	8,654
Product development	6,453	(1,266)	(16.4)%	7,719
General and administrative	17,339	(15,734)	(47.6)%	33,073
Total	$34,083	(19,238)	(36.1)%	$53,321
The decrease in equity-based compensation expense for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by certain RSUs granted to key employees at IPO being fully vested as of December 31, 2023, offset in part by higher expenses related to annual awards of RSUs granted to employees.
Amortization
The following table presents our amortization of intangible asset expense that was included in operating expenses for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Sales and marketing	$5,580	(577)	(9.4)%	$6,157
General and administrative	850	90	11.8%	760
Total	$6,430	(487)	(7.0)%	$6,917

The decrease in amortization expense for the year ended December 31, 2024, compared with the year ended December 31, 2023, was immaterial.
Other expense, net
The following table presents our other expense, net for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Other expense, net	$4,872	3,093	173.9%	$1,779
Percentage of revenue	0.6%			0.5%
The increase in other expense, net for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by a $7.0 million charge to increase the TRA liability as a result of remeasuring the non-current portion of the liability to the amount of payment under the agreement considered to be probable, offset in part by a one-time contract termination fee of $1.7 million received from one of our Supply Partners in the Health and Life insurance verticals that ceased operations during the year ended December 31, 2024, and by an impairment charge of $1.4 million during the year ended December 31, 2023 related to a cost method investment that did not recur in 2024.
Interest expense
The following table presents our interest expense for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Interest expense, net	$14,351	(964)	(6.3)%	$15,315
Percentage of revenue	1.7%			3.9%
The decrease in interest expense for the year ended December 31, 2024, compared with the year ended December 31, 2023, was driven primarily by the impact of lower outstanding balances in the current year period.
Income tax expense (benefit)
The following table presents our income tax expense (benefit) for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Income tax expense (benefit)	$1,384	1,847	n/m	$(463)
Percentage of revenue	0.2%			(0.1)%
For the year ended December 31, 2024, our income tax expense of $1.4 million consisted primarily of the tax impacts of changes in our valuation allowance and uncertain tax positions. During the year ended December 31, 2023, our income tax benefit consisted primarily of the tax impacts of changes in our uncertain tax positions, as we recorded a valuation allowance against losses incurred during that year.
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

Adjusted EBITDA
We define “Adjusted EBITDA” as net income (loss) excluding interest expense, income tax expense (benefit), depreciation expense on property and equipment, amortization of intangible assets, as well as equity-based compensation expense and certain other adjustments as listed in the table below. Adjusted EBITDA is a non-GAAP financial measure that we present to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. In addition, presenting Adjusted EBITDA provides investors with a metric to evaluate the capital efficiency of our business.
Adjusted EBITDA is not presented in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. These limitations include the fact that Adjusted EBITDA excludes interest expense on debt, income tax expense (benefit), equity-based compensation expense, depreciation and amortization, and certain other adjustments that we consider to be useful to investors and others in understanding and evaluating our operating results. In addition, other companies may use other measures to evaluate their performance, including different definitions of “Adjusted EBITDA,” which could reduce the usefulness of our Adjusted EBITDA as a tool for comparison.
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Net income (loss)	$22,118	$(56,555)
Equity-based compensation expense	34,083	53,321
Interest expense	14,351	15,315
Income tax expense (benefit)	1,384	(463)
Depreciation expense on property and equipment	252	353
Amortization of intangible assets	6,430	6,917
Transaction expenses(1)	1,172	641
Impairment of cost method investment	—	1,406
Contract Settlement(2)	(1,725)	—
Changes in TRA related liability(3)	7,006	6
Changes in Tax Indemnification Receivable	(52)	639
Settlement of federal and state income tax refunds	—	5
Legal expenses(4)	11,092	4,303
Reduction in force costs(5)	—	1,233
Adjusted EBITDA	$96,111	$27,121
(1)Transaction expenses for the year ended December 31, 2024 consist of $1.2 million of legal and accounting fees incurred by us in connection with resale registration statements filed with the SEC. Transaction expenses for the year ended December 31, 2023 consist of $0.6 million of legal and accounting fees incurred by us in connection with the amendment to the 2021 Credit Facilities, the tender offer filed by the Company's largest shareholder in May 2023, and a resale registration statement filed with the SEC.
(2)Contract settlement consists of $1.7 million of income for the year ended December 31, 2024 recorded in connection with a one-time contract termination fee received from one of our Supply Partners in the Health and Life insurance verticals that ceased operations during the year ended December 31, 2024.
(3)Changes in TRA related liability for the year ended December 31, 2024 consist of a $7.0 million charge to increase the TRA liability as a result of remeasuring the non-current portion of the liability to the amount of payment under the agreement considered to be probable. Changes in TRA related liability for the year ended December 31, 2023 consist of immaterial expense.
(4)Legal expenses of $11.1 million for the year ended December 31, 2024, consist of a $7.0 million loss reserve established in connection with the FTC Matter and legal fees incurred in connection with such matter. Legal expenses of $4.3 million for the year ended December 31, 2023 consist of legal fees incurred in connection with the FTC Matter and costs associated with a legal settlement unrelated to our core operations.

(5)Reduction in force costs for the year ended December 31, 2023 consist of $1.2 million of severance benefits provided to the terminated employees in connection with the RIF Plan. Additionally, equity-based compensation expense includes $0.3 million of charges related to the RIF Plan for the year ended December 31, 2023.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$864,704	$388,149
Less cost of revenue	(721,131)	(321,437)
Gross profit	$143,573	$66,712
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	3,026	3,875
Salaries, wages, and related	3,387	3,682
Internet and hosting	570	579
Depreciation	21	38
Other expenses	796	692
Other services	2,737	2,491
Merchant-related fees	306	32
Contribution	$154,416	$78,101
Gross Margin	16.6%	17.2%
Contribution Margin	17.9%	20.1%
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

The following table presents Transaction Value by platform model for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Open Marketplace transactions	$841,604	$378,730
Percentage of total Transaction Value	56.4%	63.8%
Private Marketplace transactions	650,256	214,708
Percentage of total Transaction Value	43.6%	36.2%
Total Transaction Value	$1,491,860	$593,438
The following table presents Transaction Value by vertical for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
(in thousands)
Property & Casualty insurance	$1,178,497	$277,552
Percentage of total Transaction Value	79.0%	46.8%
Health insurance	270,285	259,822
Percentage of total Transaction Value	18.1%	43.8%
Life insurance	30,662	34,057
Percentage of total Transaction Value	2.1%	5.7%
Other	12,416	22,007
Percentage of total Transaction Value	0.8%	3.7%
Total Transaction Value	$1,491,860	$593,438
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Clicks	84.1%	69.4%
Calls	9.4%	18.6%
Leads	6.5%	12.0%
Number of Demand and Supply Partners
The aggregate number of Demand and Supply Partners on our platform determines in part the level of Consumer Referral demand and supply on our platform. We use the number of Demand and Supply Partners on our platform to evaluate our current business performance and future business prospects.

Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flow generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of December 31, 2024 and December 31, 2023, our cash and cash equivalents totaled $43.3 million and $17.3 million, respectively. As of December 31, 2024, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $158.5 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, we believe that the hard market cycle has now turned and in 2024 the market improved rapidly as a number of our key carrier partners meaningfully increased their customer acquisition spending. While we expect this improvement to continue, we are currently unable to accurately predict the pace or slope of this recovery beyond the first quarter of 2025.

On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (the “FTC”) regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. We have cooperated fully with the FTC investigation. On October 30, 2024, we received an initial settlement demand from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff is prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the TSR and the Government and Business Impersonation Rule (the “Impersonation Rule”). The FTC Staff proposes to seek injunctive and monetary relief and civil penalties. If obtained in whole or in part, the monetary relief and penalties proposed by the FTC Staff would have an adverse, and potentially material, effect on the Company’s liquidity, financial condition and results of operations. The total amount of the monetary relief and penalties proposed by the FTC Staff significantly exceeds our existing liquidity and financial resources. Any such costs above the existing liquidity and financial resources would require us to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims and there can be no assurances that such financing could be obtained on acceptable terms, or at all. In addition, the proposed injunctive terms, if obtained in whole or in part, could materially and adversely affect our ability to operate our business in the Health insurance vertical, including how we conduct our marketing activities and endeavors to ensure compliance with consumer protection laws by itself and third parties with which we do business. We strongly disagree with the allegations and believe we have substantial and meritorious defenses to the claims. Among other things, we believe that our conduct does not rise to the legal standard required for the FTC to obtain the proposed monetary relief and penalties. We continue to engage in good faith with the FTC and seek to resolve this matter prior to litigation, but we are prepared to defend ourselves vigorously if a complaint is filed.
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
We may in the future engage in merger and acquisition or other activities, including share repurchases, that could require us to draw on our existing credit facilities or raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Our material cash requirements include our long-term debt, operating lease obligations, and any payments under the TRA. In addition, we may require material cash to fund our defense costs and/or any amounts that we may agree to pay to resolve the FTC Matter.

Cash flows
The following table presents a summary of our cash flows for the years ended December 31, 2024 and 2023, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2024	$	%	Year ended December 31, 2023
Net cash provided by operating activities	$45,872	25,641	126.7%	$20,231
Net cash used in investing activities	$(654)	(581)	795.9%	$(73)
Net cash used in financing activities	$(19,223)	(1,794)	10.3%	$(17,429)
Operating activities
Net cash provided by operating activities consists primarily of net income (loss), adjusted for certain (i) non-cash items including equity-based compensation expense, changes in deferred taxes, amortization of intangible assets, and deferred debt issuance costs, and (ii) changes in operating assets and liabilities (accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred rent).
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
Cash flows provided by operating activities were $45.9 million for the year ended December 31, 2024, compared with $20.2 million for the year ended December 31, 2023. The increase was driven primarily by the increase in net income, offset in part by timing of payments of our accounts receivables and accounts payable.
Investing activities
Our investing activities consist primarily of purchases of property and equipment, purchases of intangible assets, and investments.
Cash flows used in investing activities were $0.7 million for the year ended December 31, 2024, compared with $0.1 million for the year ended December 31, 2023. The increase resulted primarily from the purchase of certain intangible assets during the year ended December 31, 2024.
Financing activities
Our financing activities consist primarily of proceeds from and repayments on our term debt facilities and revolving line of credit, payments of debt issue costs, and transactions related to our common stock.
Cash flows used in financing activities were $19.2 million for the year ended December 31, 2024, compared with $17.4 million for the year ended December 31, 2023. The increase was due primarily to a required Excess Cash Flow principal payment on the 2021 Term Loan Facility and higher payments made for shares withheld for taxes on vesting of RSUs during the year ended December 31, 2024, offset in part by higher payments made pursuant to the TRA and distributions to non-controlling interests during the year ended December 31, 2023.

Senior secured credit facilities
2021 Credit Facilities
On July 29, 2021, QuoteLab, LLC and QLH entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement (as amended by the First Amendment, the "Existing Credit Agreement"). The Existing Credit Agreement provides for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the “2021 Term Loan Facility”), the proceeds of which were used to refinance all of the $186.4 million outstanding under the existing 2020 Term Loan Facility and the unpaid interest thereon as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the "2021 Credit Facilities"), which replaced the 2020 Revolving Credit Facility. Our obligations under the 2021 Credit Facilities are guaranteed by QLH and secured by substantially all assets of QLH and QuoteLab, LLC.
On June 8, 2023, QuoteLab, LLC and QLH entered into a Second Amendment (the “Second Amendment”) to the Existing Credit Agreement, (as amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment amended the Existing Credit Agreement, effective on the amendment date, to, among other things, replace the London Interbank Offered Rate (“LIBOR”) applicable to the 2021 Credit Facilities with the Secured Overnight Financing Rate (“SOFR”), with a credit spread adjustment of 0.10% per annum, as the interest rate benchmark.
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
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. In addition the 2021 Term Loan Facility also requires mandatory prepayments of principal in the amount of any Excess Cash Flow (as defined in the Amended Credit Agreement) on an annual basis. We generated Excess Cash Flow for the year ended December 31, 2023, and prepaid approximately $3.0 million of the principal under the 2021 Term Loan Facility during the year ended December 31, 2024. As of December 31, 2024 we did not generate any Excess Cash Flows. The 2021 Revolving Credit Facility does not require amortization of principal and will mature on July 29, 2026.
As of December 31, 2024, we had $157.4 million of outstanding borrowings, net of deferred debt issuance costs of $1.0 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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
In connection with the IPO, we entered into the Tax Receivables Agreement (“TRA”), as amended, with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of

Intermediate Holdco. The agreement requires us to pay Insignia and the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA. We amended the TRA on October 1, 2023 to, among other things, provide for use of a blended state tax rate and replace the LIBOR with the SOFR as the interest rate benchmark.
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2024, we recorded $7.0 million of estimated payments related to the 2024 tax year due under the TRA within liabilities under tax receivables agreement, net of current portion on the consolidated balance sheets as these payments are probable and payable during the first quarter of 2026. As of December 31, 2023, we had no payments due pursuant to the TRA, as in conjunction with recording a valuation allowance on our deferred tax assets and projections of future taxable income we determined that we do not consider the payments under the TRA to be probable for the foreseeable future, and so remeasured our liabilities pursuant to the TRA to be zero. Based on the significant improvement in our pre-tax income for the year ended December 31, 2024 and the current forecasts, we expect that in the foreseeable future, there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event we may be required to release a portion or all of the valuation allowance on our deferred tax assets and may also be required to record a liability pursuant to the TRA.
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
For the years ended December 31, 2024 and 2023, there were no impairments recognized for goodwill.
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
For the years ended December 31, 2024 and 2023, there were no impairments recognized for long-lived assets.

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
We recognize obligations under the TRA after concluding if it is probable that we would have sufficient future taxable income in aggregate over the term of the TRA to utilize the related tax benefits. The projection of future taxable income is inherently uncertain and involves judgment. In projecting taxable income, the Company considers certain assumptions, including revenue growth and operating margins among others. Actual taxable income may differ from our estimates, which could impact the timing or obligation to make payments under the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA, (ii) applying a blended tax rate to the tax attributes, and (iii) calculating the iterative impact. The blended tax rate consists of the U.S. federal statutory corporate income tax rate and an assumed combined state and local income tax rate driven by future estimated apportionment factors and statutory corporate income tax rates applicable to each state. To the extent our estimate of future state apportionment changes and/or there are changes in tax law, this could significantly impact the amounts required to be paid under the TRA. If we are not be able to fully utilize all or part of the related tax benefits, we reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit on our consolidated statements of operations. We involve a third party specialist to calculate the liability under the TRA using a complex model.
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
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.7 million impact on interest expense for the year ended December 31, 2024.
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
Customer concentrations consisted of the below:

	2024			2023
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$358	41%	—	$—	—%
Accounts receivable	2	$66	46%	1	$7	14%
Our supplier concentration can also expose us to business risks. Supplier concentrations consisted of the below:

	2024			2023
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	1	$75	11%	1	$41	13%
Accounts payable	4	$56	53%	1	$12	21%

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MediaAlpha, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MediaAlpha, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company's revenue was $864.7 million for the year ended December 31, 2024. The Company conducts business in two distinct business models - Open Marketplace transactions and Private Marketplace transactions. In Open Marketplace transactions, the Company is the principal and generates revenue by delivering qualified calls, leads and click transactions (“Consumer Referrals”) to its customers (Demand Partners) on its technology platform. In Private Marketplace transactions, the Company acts as an agent facilitating the sale of Consumer Referrals by others, providing access to its platform to the customer (the Supply Partner) as a tracking, reporting, optimization, and analytics tool for their use in transacting with the Demand Partner, and generates revenue by charging the Supply Partner a platform fee on the Consumer Referrals transacted. The Company recognizes revenue when the Consumer Referrals are transferred to the Demand Partners in an amount that reflects the consideration to which the Company is entitled. Management has assessed the services promised in its contracts with customers and has identified one performance obligation in each transaction model. In Open Marketplace transactions, the Company's performance obligation is the delivery of Consumer Referrals that meet its customers’ (the Demand Partners) specifications, and in Private Marketplace transactions the Company's performance obligation is to provide access to its technology platform for use in delivering Consumer Referral transactions between its customer (the Supply Partner) and the Demand Partner. The transaction price for the delivery of each Consumer Referral is determined and recorded in real time and no estimation of variable consideration or future consideration is required.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as insertion orders or executed contracts, invoices, evidence of performance, and subsequent cash receipts, where applicable, and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2025
We have served as the Company’s auditor since 2017.

MediaAlpha, Inc.
Consolidated Balance Sheets
(In thousands, except share data and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$43,266	$17,271
Accounts receivable, net of allowance for credit losses of $1,005 and $537, respectively	142,932	53,773
Prepaid expenses and other current assets	3,711	3,529
Total current assets	$189,909	$74,573
Intangible assets, net	19,985	26,015
Goodwill	47,739	47,739
Other assets	4,814	5,598
Total assets	$262,447	$153,925
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	105,563	56,279
Accrued expenses	18,542	11,588
Current portion of long-term debt	8,849	11,854
Total current liabilities	$132,954	$79,721
Long-term debt, net of current portion	153,596	162,445
Liabilities under tax receivables agreement, net of current portion	7,006	—
Other long-term liabilities	15,123	6,184
Total liabilities	$308,679	$248,350
Commitments and contingencies (Note 8)
Stockholders’ deficit
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 55.5 million and 47.4 million shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	555	474
Class B common stock, $0.01 par value - 100 million shares authorized; 11.6 million and 18.1 million shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	116	181
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	507,640	511,613
Accumulated deficit	(505,933)	(522,562)
Total stockholders’ equity (deficit) attributable to MediaAlpha, Inc.	$2,378	$(10,294)
Non-controlling interests	(48,610)	(84,131)
Total stockholders' deficit	$(46,232)	$(94,425)
Total liabilities and stockholders’ deficit	$262,447	$153,925
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Operations
(In thousands, except share data and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue	$864,704	$388,149	$459,072
Cost and operating expenses
Cost of revenue	721,131	321,437	389,013
Sales and marketing	24,725	25,432	28,816
Product development	19,764	18,458	21,077
General and administrative	56,359	62,746	55,556
Total cost and operating expenses	821,979	428,073	494,462
Income (loss) from operations	42,725	(39,924)	(35,390)
Other expense (income), net	4,872	1,779	(75,094)
Interest expense	14,351	15,315	9,245
Total other expense (income), net	19,223	17,094	(65,849)
Income (loss) before income taxes	23,502	(57,018)	30,459
Income tax expense (benefit)	1,384	(463)	102,905
Net income (loss)	$22,118	$(56,555)	$(72,446)
Net income (loss) attributable to non-controlling interest	5,489	(16,135)	(14,780)
Net income (loss) attributable to MediaAlpha, Inc.	$16,629	$(40,420)	$(57,666)
Net income (loss) per share of Class A common stock
-Basic and diluted	$0.31	$(0.89)	$(1.37)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	53,043,576	45,573,416	41,944,874
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In Capital Amount	Accumulated Deficit Amount	Non- Controlling Interest Amount	Total Stockholders’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2021	40,969,952	$410	19,621,915	$196	$419,533	$(424,476)	$(57,229)	$(61,566)
Exchange of non-controlling interest for Class A common stock	632,944	6	(632,944)	(6)	(2,156)	—	2,156	—
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,619)	—	—	(1,619)
Vesting of restricted stock units	2,551,724	25	—	—	(25)	—	—	—
Equity- based compensation	—	—	—	—	58,242	—	230	58,472
Forfeiture of equity awards	(48,689)	—	(93,478)	(1)	(305)	—	306	—
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(4,023)	—	—	(4,023)
Repurchases of Class A common stock	(455,297)	(4)	—	—	(5,004)	—	—	(5,008)
Settlement of 2021 annual bonus as restricted stock units	—	—	—	—	880	—	—	880
Contributions from QLH’s members	—	—	—	—	—	—	1,360	1,360
Distributions to non-controlling interests	—	—	—	—	—	—	(2,134)	(2,134)
Net (loss)	—	—	—	—	—	(57,666)	(14,780)	(72,446)
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	824,664	8	(824,664)	(8)	(3,394)	—	3,394	—
Vesting of restricted stock units	2,885,156	29	—	—	(29)	—	—	—
Equity- based compensation	—	—	—	—	53,234	—	87	53,321
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(3,721)	—	—	(3,721)
Contributions from QLH’s members	—	—	—	—	—	—	1,464	1,464
Distributions to non-controlling interests	—	—	—	—	—	—	(2,850)	(2,850)
Net (loss)	—	—	—	—	—	(40,420)	(16,135)	(56,555)
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	6,496,800	65	(6,496,800)	(65)	(30,384)	—	30,384	—
Vesting of restricted stock units	1,598,850	16	—	—	(16)	—	—	—
Equity- based compensation	—	—	—	—	32,735	—	16	32,751
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(6,308)	—	—	(6,308)
Contributions from QLH’s members	—	—	—	—	—	—	854	854
Distributions to non-controlling interests	—	—	—	—	—	—	(1,222)	(1,222)
Net income	—	—	—	—	—	16,629	5,489	22,118
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash Flows from operating activities
Net income (loss)	$22,118	$(56,555)	$(72,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation expense	34,083	53,321	58,472
Non-cash lease expense	803	695	753
Depreciation expense on property and equipment	252	353	392
Amortization of intangible assets	6,430	6,917	5,755
Amortization of deferred debt issuance costs	755	793	832
Change in fair value of contingent consideration	—	—	(7,007)
Impairment of cost method investment	—	1,406	8,594
Credit losses	497	5	136
Deferred taxes	—	—	102,656
Tax receivables agreement liability related adjustments	7,006	6	(83,832)
Changes in operating assets and liabilities:
Accounts receivable	(89,656)	6,220	17,335
Prepaid expenses and other current assets	(244)	2,287	4,507
Other assets	500	500	417
Accounts payable	49,284	2,287	(7,796)
Accrued expenses	14,044	1,996	(494)
Net cash provided by operating activities	$45,872	$20,231	$28,274
Cash flows from investing activities
Purchases of property and equipment	(254)	(73)	(98)
Cash consideration paid in connection with CHT acquisition	—	—	(49,677)
Acquisition of intangible assets	(400)	—	—
Net cash (used in) investing activities	$(654)	$(73)	$(49,775)
Cash flows from financing activities
Proceeds received from:
Revolving line of credit	—	—	25,000
Payments made for:
Repayments on revolving line of credit	—	—	(20,000)
Repayments on long-term debt	(12,547)	(9,500)	(9,500)
Payments pursuant to tax receivables agreement	—	(2,822)	(216)
Shares withheld for taxes on vesting of restricted stock units	(6,308)	(3,721)	(4,023)
Repurchases of Class A common stock	—	—	(5,008)
Contributions from QLH’s members	854	1,464	1,360
Distributions	(1,222)	(2,850)	(2,134)
Net cash (used in) financing activities	$(19,223)	$(17,429)	$(14,521)
Net increase (decrease) in cash and cash equivalents	25,995	2,729	(36,022)
Cash and cash equivalents, beginning of period	17,271	14,542	50,564
Cash and cash equivalents, end of period	$43,266	$17,271	$14,542

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,940	$13,773	$7,065
Income taxes paid, net of refunds	$228	$(257)	$(2,383)
Non-cash Investing and Financing Activities:
Establishment of liabilities under the tax receivables agreement in connection with the Reorganization Transactions	$—	$—	$(1,619)
Establishment of tax indemnification receivable in connection with the Reorganization Transactions	$(52)	$644	$(58)
Right-of-use assets obtained in exchange of lease obligations	$465	$133	$—
Fair value of contingent consideration in connection with CHT acquisition	$—	$—	$7,007
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Notes to the Consolidated Financial Statements
1. Organization and Background
Nature of business
MediaAlpha specializes in end customer acquisition for insurance carriers, distributors and other clients in various verticals, including property & casualty insurance, health insurance and life insurance. The Company’s technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. The corporate headquarters is located in Los Angeles, California, with additional offices located in Tempe, Arizona; St. Petersburg, Florida; Taipei, Taiwan; and Bellevue, Washington.
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

As of December 31, 2024, the Company has reserved for issuance 11,574,029 shares of Class A common stock for potential exchange in the future for Class B-1 units, which equals the aggregate number of shares of Class B common stock outstanding. Exchange of the Class B-1 units and Class B common stock is at the unit holder’s discretion and the exchange does not have fixed or determinable dates or prices.
Tax receivables agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into a tax receivables agreement (“TRA”), as amended, with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires the Company to pay Insignia and the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax the Company realizes (or is deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA.
The TRA also requires the Company to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to the payment obligations under the TRA. The Company amended the TRA on October 1, 2023 to, among other things, provide for use of a blended state tax rate and replace the LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark.
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
Revenue recognition
The Company conducts business in two distinct business models - Open Marketplace transactions and Private Marketplace transactions. In Open Marketplace transactions, the Company is the principal and generates revenue by delivering qualified calls, leads, and click transactions (“Consumer Referrals”) to its customers (Demand Partners) on its technology platform. In Private Marketplace transactions, the Company acts as an agent facilitating the sale of Consumer Referrals by others, providing access to its platform to the customer (the Supply Partner) as a tracking, reporting, optimization, and analytics tool for their use in transacting with the Demand Partner, and generates revenue by charging the Supply Partner a platform fee on the Consumer Referrals transacted.

The Company recognizes revenue when the Consumer Referrals are transferred to the Demand Partners in an amount that reflects the consideration to which the Company is entitled. The Company recognizes revenue pursuant to the framework contained in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), as issued by the Financial Accounting Standards Board (“FASB”): (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies the performance obligations.
The Company’s executed agreements create a valid and enforceable contract with its customers for the delivery of Consumer Referrals to the Demand Partner (in Open Marketplace transaction) or valid and an enforceable service contract with its Supply Partners for the use of its platform (in Private Marketplace transactions), as applicable. The Company’s contracts with Demand Partners generally specify a period of time covered and a budget governing spend limits. Many of the Company’s agreements with its Supply Partners have no fixed term and are cancellable upon 30 or 60 days’ notice without penalty. As a result, the transaction price for the delivery of each Consumer Referral is determined and recorded in real time and no estimation of variable consideration or future consideration is required.
The Company has assessed the services promised in its contracts with customers and has identified one performance obligation in each transaction model. In Open Marketplace transactions, the Company's performance obligation is the delivery of Consumer Referrals that meet its customers’ (the Demand Partners) specifications, and in Private Marketplace transactions the Company's performance obligation is to provide access to its technology platform for use in delivering Consumer Referral transactions between its customer (the Supply Partner) and the Demand Partner.
Consumer Referral transactions are summarized as follows:
•Click revenue is recognized on a pay-per-click basis and revenue is earned and recognized when a consumer clicks on a listed Demand Partner's advertisement, presented subsequent to a consumer search (e.g., auto insurance quote search or health insurance quote search).
•Call revenue is earned and recognized when a consumer transfers to a call Demand Partner and remains engaged for a requisite duration of time, as specified by each buyer.
•Lead revenue is recognized when the Company delivers data leads to a Demand Partner. Data leads are generated through insurance carriers or insurance-focused research destination websites who make the data leads available to buy through the Company’s platform or when users complete a full quote request on the Company’s proprietary websites. Delivery occurs at the time of lead transfer.
The Company satisfies its performance obligation as services are provided. The Company does not promise to provide any other significant goods or services to its customers after delivery. The Company generally does not offer a right of return.
The Company bills customers monthly in arrears for Consumer Referrals delivered for Open Marketplace transactions or platform fees for Private Marketplace transactions during the preceding month. The Company’s standard payment terms are typically 30-60 days. Consequently, the Company does not have significant financing components in its arrangements.
In the Company’s Open Marketplace transactions, the Company has control over the Consumer Referrals that are sold to Demand Partner. In these arrangements, the Company has separate agreements with its suppliers (the Supply Partner) and its customers (the Demand Partner). Supply Partners are not party to the contractual arrangements with the Company’s Demand Partners, nor are the Supply Partners the beneficiaries of the Company’s customer agreements. The Company earns revenue from its Demand Partner and separately pays (i) a revenue share to Supply Partners or (ii) a fee to internet search companies to drive consumers to the Company’s proprietary websites. The Company is the principal in the Open Marketplace transactions. As a result, the price paid by the Demand Partners for Consumer Referrals sold is recognized as revenue and the price paid to the Supply Partner is included in cost of revenue.
In the Company’s Private Marketplace transactions, Supply Partners and Demand Partners contract with one another directly and leverage the Company’s platform to facilitate transparent, real-time transactions utilizing the reporting and analytical tools available to them through the Company’s platform. The Company charges the Supply Partner a platform fee on the Consumer Referrals transacted. The Company acts as an agent in the Private Marketplace transactions and recognizes revenue for the platform fee received. The Company recognizes revenue concurrent with Consumer Referral transactions that are facilitated by the platform. There are no separate payments made by the Company to Supply Partners in the Company’s Private Marketplace transactions. The Company has elected to exclude sales tax from revenue as permitted by ASC 606-10.

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
The Company maintained an allowance for credit losses of $1.0 million and $0.5 million as of December 31, 2024 and 2023, respectively.
Concentrations of credit risk and of significant Demand Partners and Supply Partners
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash balances that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts and believes it is not exposed to unusual risk beyond the normal credit risk in this area based on the financial strength of the institutions with which the Company maintains its deposits.
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
Customer concentrations consisted of the below:

	2024			2023
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$358	41%	—	$—	—%
Accounts receivable	2	$66	46%	1	$7	14%
The Company’s supplier concentration can also expose it to business risks. Supplier concentrations consisted of the below:

	2024			2023
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	1	$75	11%	1	$41	13%
Accounts payable	4	$56	53%	1	$12	21%

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
The Company did not capitalize any costs during the year ended December 31, 2024 and 2023, as costs incurred on development of new features and functionality and any implementation costs under CCA were insignificant.
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
Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets are included within other assets and operating lease liabilities are included within accrued expenses and other long-term liabilities on the Company’s consolidated balance sheets.
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
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test or bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. If the Company performs a qualitative assessment it is required to perform a goodwill impairment test only if it concludes that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. Should this be the case or if the Company decides to proceed directly to the goodwill impairment test, the Company identifies whether a potential impairment exists by comparing the estimated fair value of the reporting unit with the carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company completed its annual goodwill impairment test as of October 1, 2024 by electing to bypass the qualitative assessment and proceeding directly to the goodwill impairment test and no impairment was recorded.
Finite-lived intangible assets include customer relationships, non-compete agreements, and trademarks, trade names, and domain names are stated net of accumulated amortization or impairment charges. These assets are amortized over their estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized. The amortization periods range from 2 years to 10 years. For the years ended December 31, 2024 and 2023, there were no impairments recognized for intangible assets.
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

For the years ended December 31, 2024 and 2023, there were no impairments recognized for long-lived assets.
Accounts payable
Accounts payable are obligations to pay for goods or services that have been acquired in the ordinary course of business. Accounts payable are recognized initially at their settlement value and are classified as current liabilities if payment is due within one year or less. Accounts payable as of December 31, 2024 and 2023 consist of payments to suppliers and costs to acquire traffic from search engines.
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
Segment information
The Company operates primarily in the United States and in a single operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its chief executive officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
The CODM primarily uses Revenue and Transaction Value to allocate resources and assess performance. The CODM also uses consolidated net income to measure segment profit or loss for decision-making purposes. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, product development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, other expense (income), net and income tax expense (benefit), which are reflected in the consolidated statements of operations. No expense or operating income is evaluated at a segment level. Since the Company operates in one operating segment and reportable segment, all required financial segment information is available in the consolidated financial statements.
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
The Company is also party to the TRA, under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of December 31, 2024, the Company recorded a $7.0 million liability within liabilities under tax receivables agreement, net of current portion on the Company’s consolidated balance sheets for estimated payments related to the 2024 tax year under the TRA as these payments are now probable. No payments were made pursuant to the TRA during the year ended December 31, 2024 and payments of $2.8 million were made during the year ended December 31, 2023.
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
Cost of revenue
The Company’s cost of revenue is comprised primarily of revenue share payments to Supply Partners and traffic acquisition costs paid to search engines and social media platforms, as well as telephony infrastructure costs, internet and hosting costs, merchant fees, includes salaries, wages, equity-based compensation, the cost of health and other employee benefits for employees engaged in media buying, and other expenses including an allocated portion of rent and facilities expenses.
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
Earnings (Loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to MediaAlpha, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. The Company’s Class B common stock is excluded as it represents the voting rights of the legacy QLH holders and such shares have no economic rights in MediaAlpha, Inc. Diluted earnings (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Reorganization Transactions including Class B-1 units and Class A restricted shares that are convertible into shares of Class A common stock, RSUs, and PRSUs. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. The adjustments to net income/(loss) for dilutive securities using the if-converted method are based upon additional income /(loss) that would be allocated to MediaAlpha, Inc for the change in its ownership percentage due to the dilutive securities and adjusted for the incremental income tax expense/(benefit) related to the additional allocated income.
Comprehensive income
For the year ended December 31, 2024, 2023, and 2022, the Company did not have any differences between its net income and comprehensive income.
Liquidity
As of December 31, 2024, the aggregate principal amount outstanding under the 2021 Credit Facilities was $163.5 million, with $45.0 million remaining for borrowing under the 2021 Revolving Credit Facility. As of December 31, 2024, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.
On October 30, 2024, the Company received a letter from the staff of the Federal Trade Commission (FTC) stating that the FTC Staff is prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties, as further discussed in Note 8 - Commitments and contingencies - Litigation and other matters. The total amount of the proposed monetary relief and civil penalties significantly exceeds the Company's existing liquidity and financial resources. Any such costs above the existing liquidity and financial resources would require the Company to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims and there can be no assurances that such financing could be obtained on acceptable terms, or at all. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive, the outcome of the FTC matter, and other conditions, many of which are beyond the Company’s control.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. During the second half of 2021, the auto insurance industry began to experience a cyclical downturn, as supply chain disruptions and cost increases caused by the pandemic and overall inflationary pressures contributed to higher-than-expected P&C insurance claims costs, which led many carriers to reduce their customer acquisition spending to preserve their profitability. However, the Company's Property & Casualty (P&C) insurance vertical rebounded strongly during 2024, with multiple carriers meaningfully increasing their spending in the Company's marketplace, and market conditions in this vertical have continued to be strong in 2025. The Company believes that its expected near-term revenue, cash on hand and availability to access additional cash under its 2021 Revolving Credit Facility are sufficient to meet its operating and capital expenditure requirements, and to continue to comply with its debt covenants, for at least the next twelve months as of the filing date of this Annual Report on Form 10-K.
The extent to which market conditions impact the Company’s business, results of operations, cash flows and financial condition will depend on future developments impacting its carrier partners, including inflation rates, the extent of any major catastrophic losses, and the timing of regulatory approval of premium rate increases, which remain highly uncertain and cannot be predicted with accuracy. The Company considered the impact of this uncertainty on the assumptions and estimates used when preparing these annual financial statements. These assumptions and estimates may continue to change as new events occur, and such changes could have an adverse impact on the Company's results of operations, financial position and liquidity.
New Accounting Pronouncements
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company adopted this standard effective December 31, 2024 using a retrospective method. For further information, refer to the Segment Information as discussed in Note 2 - Summary of significant accounting policies.
Recently issued not yet adopted accounting pronouncements
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the consolidated financial statements, of prescribed categories of expenses within relevant income statement captions. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the ASU on its disclosures in the consolidated financial statements.
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
3. Disaggregation of revenue
The following table shows the Company's revenue disaggregated by transaction model:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Open Marketplace transactions	$841,604	$378,730	$445,950
Private Marketplace transactions	23,100	9,419	13,122
Revenue	$864,704	$388,149	$459,072
The following table shows the Company's revenue disaggregated by product vertical:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Property & casualty insurance	$658,197	$164,234	$224,366
Health insurance	173,531	186,275	187,392
Life insurance	24,374	24,287	26,711
Other	8,602	13,353	20,603
Revenue	$864,704	$388,149	$459,072

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

The Agreement also provided for the Company to pay contingent consideration of up to $20.0 million, based upon CHT's achievement of certain revenue and gross margin targets for the two successive twelve-month periods following the closing, as set forth in the Agreement. The contingent consideration had been classified as a liability and the estimated fair value was determined using a Monte Carlo model based on the revenue and gross margin projected to be generated by CHT during the applicable periods. The contingent consideration was subject to remeasurement at each reporting date until paid, with any adjustment resulting from the remeasurement reported within general & administrative expenses in the consolidated statements of operations. CHT did not achieve the minimum revenue target for either twelve-month period, and the Company did not pay any contingent consideration. The fair value measurements of the contingent consideration were based primarily on significant unobservable inputs and thus represent a Level 3 measurement in the valuation hierarchy as defined in ASC 820.
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

Year ended December 31,
(in thousands)	2022
Total revenues	$465,342
Pretax income	$32,075
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

5. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	December 31, 2024				December 31, 2023
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$43,500	$(29,503)	$13,997	$43,500	$(23,947)	$19,553
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	9,284	(3,296)	5,988	8,884	(2,422)	6,462
Intangible assets		$53,087	$(33,102)	$19,985	$52,687	$(26,672)	$26,015
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets amounted to $6.4 million, $6.9 million, and $5.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.  The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	December 31, 2024		December 31, 2023
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$26,015	$47,739	$32,932
Additions to goodwill and intangible assets	—	400	—	—
Amortization	—	(6,430)	—	(6,917)
Ending balance	$47,739	$19,985	$47,739	$26,015
As of December 31, 2024, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2025	$5,776
2026	5,173
2027	4,140
2028	2,336
2029	1,065
Thereafter	1,495
$19,985
6. Accrued expenses
Accrued expenses include the following:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Accrued payroll and related expenses	$8,855	$3,831
7. Long-term debt
2020 Credit Agreement
On July 29, 2021, QuoteLab, LLC (“Borrower”) and QLH entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Existing Credit Agreement”). The Existing Credit

Agreement provided for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the "2021 Term Loan Facility"), the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereon as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the “2021 Credit Facilities”), which replaced the existing revolving credit facility under the 2020 Credit Agreement. The obligations under the 2021 Credit Facilities are guaranteed by QLH and secured by substantially all assets of QLH and Borrower. Borrowings under the Existing Credit Agreement bore interest at a rate equal to, at the option of the Borrower, the LIBOR plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins were based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Existing Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate.
On June 8, 2023, the Borrower and QLH entered into a Second Amendment (the “Second Amendment”) to the Existing Credit Agreement, (as amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment amended the Existing Credit Agreement, effective on the amendment date, to, among other things, replace the existing LIBOR based rate applicable to the 2021 Credit Facilities with a SOFR with a credit spread adjustment of 0.10% per annum and a floor of 0.00%, effective on the amendment date, as the interest rate benchmark. Borrowings under the Amended Credit Agreement will continue to bear interest at a rate equal to, at the option of the Borrower, the Term SOFR or Daily Simple SOFR (each as defined in the Amended Credit Agreement), plus an applicable margin, with a floor of 0.00%, or the base rate plus an applicable margin. The applicable margins will be based on the Company’s consolidated total net leverage ratio as calculated under the terms of the Amended Credit Agreement for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the Term SOFR or Daily Simple SOFR and from 1.00% to 1.75% with respect to the base rate. As of December 31, 2024, the Company’s interest rates on the outstanding borrowings under the 2021 Term Loan Facility and 2021 Revolving Credit Facility were 6.94%.
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
The 2021 Credit Facilities are collateralized by substantially all of the Company’s assets and contain certain financial and non-financial covenants. The financial covenants include a minimum Fixed Charge Coverage Ratio of 1.15:1 and a maximum Total Net Leverage Ratio of 4.0:1, which may be increased subject to certain conditions (in each case, as defined in the Amended Credit Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. The Amended Credit Agreement contains customary affirmative and negative covenants and default provisions. As of December 31, 2024, the Company was in compliance with all covenants under the 2021 Credit Facilities.
Loans under the 2021 Credit Facilities will mature on July 29, 2026. Loans under the 2021 Term Loan Facility amortize quarterly, beginning on the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. Accordingly, the amount of mandatory quarterly principal payable amount under the 2021 Term Loan within the next twelve months has been classified within the current portion of long-term debt and the remaining balance as long-term debt, net of current portion on the consolidated balance sheets. The 2021 Revolving Credit Facility does not amortize and will mature on July 29, 2026 and has been classified as non-current within long-term debt, net of current portion on the consolidated balance sheets.
The 2021 Term Loan Facility also requires mandatory prepayments of principal in the amount of any Excess Cash Flow (as defined in the 2021 Credit Facilities) on an annual basis. The Company generated Excess Cash Flow for the year ended December 31, 2023, and prepaid approximately $3.0 million of the principal under the 2021 Term Loan Facility during the year ended December 31, 2024.
The First Amendment to the 2021 Term Loan Facility was treated as a debt modification and the Company capitalized $0.6 million of deferred financing costs classified within the current portion of long-term debt and long-term debt, net of current portion, on the consolidated balance sheets, which costs will be amortized over the term of the 2021 Term Loan Facility. Third-party costs allocated to the 2021 Term Loan facility were recorded as other (income) expense, net in the consolidated statements of operations. Third-party costs and fees paid to lender allocated to the 2021 Revolving Credit Facility of

$0.2 million were capitalized and classified within prepaid expenses and other current assets on the consolidated balance sheets and are amortized over the term of the 2021 Revolving Credit Facility.
Long-term debt consisted of the following:

	As of
(in thousands)	December 31, 2024	December 31, 2023
2021 Term Loan Facility	$158,453	$171,000
2021 Revolving Credit Facility	5,000	5,000
Unamortized debt issuance costs	(1,008)	(1,701)
Total debt	$162,445	$174,299
Less: current portion, net of debt issuance cost of $651 and $693, respectively	(8,849)	(11,854)
Total long-term debt	$153,596	$162,445
The expected future principal payments for all borrowings as of December 31, 2024 were as follows:

(in thousands)	Contractual maturity
2025	$9,500
2026	153,953
163,453
Unamortized debt issuance costs	(1,008)
Total debt	$162,445
The Company incurred interest expense on the 2021 Term Loan Facility of $13.3 million, $14.6 million, and $8.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.8 million for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024 and 2023, unamortized deferred debt issuance costs amounted to $1.0 million and $1.7 million, respectively.
As of December 31, 2024, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.25% as of December 31, 2024. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Accrued interest as of December 31, 2024 and 2023 was $2.9 million and $3.7 million, respectively, and is included within accrued expenses on the consolidated balance sheets.
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
FTC matter
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

On October 30, 2024, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff is prepared to recommend the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the Telemarketing Sales Rule ("TSR") and the Government and Business Impersonation Rule (the “Impersonation Rule”).
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
The Company strongly disagrees with the FTC Staff’s allegations and believes it has substantial and meritorious defenses to these claims. Among other things, the Company believes that its conduct does not rise to the legal standard required for the FTC to obtain the proposed monetary relief and penalties. The Company continues to engage in good faith with the FTC Staff in an effort to resolve this matter prior to litigation, but the Company is prepared to defend itself vigorously if a complaint is filed.
Based on the facts and circumstances available to the Company as of the time of this filing, the Company believes that a loss in connection with the FTC matter is probable, either as a result of legal fees to be incurred to defend the claim or as a result of a settlement of the matter. As of December 31, 2024, the Company had established a reserve of $7.0 million in connection with this matter, which has been recorded within other long-term liabilities on the consolidated balance sheets. This reserve corresponds to the lower end of the range of the Company’s reasonably estimated losses, and is subject to change based on additional information. The Company believes that it is reasonably possible that the amount of the loss related to the FTC matter, either as a result of legal fees or settlement, will be greater than the amount accrued, but is unable to reasonably estimate the additional loss and the upper end of the range because there are a number of unknown facts and legal considerations that may impact the ultimate resolution of the FTC matter and the amount of any potential liability.
During the years ended December 31, 2024 and 2023, the Company incurred legal fees of $3.9 million and $3.9 million, respectively, in connection with the FTC matter, which are included within general and administrative expenses on the consolidated statement of operations. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition, which could be material.
Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024. The Company has appealed the assessment to the Board of Review of the Office of Finance and the next hearing has been scheduled for March 25, 2025. As of December 31, 2024, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of December 31, 2024, and 2023, the Company did not have any material contingency reserves established for any litigation liabilities.

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
10. Equity-based compensation plans
Equity-based compensation cost recognized for equity-based awards outstanding during the year ended December 31, 2024, 2023, and 2022 was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
QLH Restricted Class B-1 units	$16	$87	$230
Restricted Class A shares	272	588	1,032
Restricted stock units	32,463	52,646	57,210
Performance-based restricted stock units	1,332	—	—
Total equity-based compensation	$34,083	$53,321	$58,472

Total income tax benefit recognized related to equity-based compensation (a)	$—	$—	$—
a.For the year ended December 31, 2024, 2023 and 2022, there was no income tax benefit related to RSUs as future tax benefits related to these awards were fully offset by a valuation allowance.
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the year ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$3,026	$3,875	$3,634
Sales and marketing	7,265	8,654	10,445
Product development	6,453	7,719	9,536
General and administrative	17,339	33,073	34,857
Total equity-based compensation	$34,083	$53,321	$58,472
No compensation cost was capitalized during the year ended December 31, 2024, 2023, and 2022.
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
The QLH Restricted Class B-1 units granted to employees were generally subject to a four-year vesting period. The QLH Restricted Class B-1 units were equity-classified share-based payments, and the remaining unrecognized cost, which was based on the original grant-date fair value of the QLH Class B units, was recognized utilizing the straight-line method. Grantees have made 83(b) elections under the Internal Revenue Code; therefore, the QLH Restricted Class B-1 Units were subject to gross share settlement.

A summary of unvested QLH Class B-1 unit activity for 2022, 2023, and 2024 is as follows:

	Number of Units	Weighted - average grant-date fair value
QLH Restricted Class B-1 units
Unvested and outstanding as of December 31, 2021	253,398	$2.53
Granted	—	—
Vested	(117,750)	2.41
Forfeited	(93,478)	2.59
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	42,170	$2.74
Granted	—	—
Vested	(39,705)	2.46
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	2,465	$7.18
Granted	—	—
Vested	(2,465)	7.18
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2024	—	$—
As of December 31, 2024, all QLH Restricted Class B-1 units were vested and all compensation cost was recognized. The total fair value of QLH Class B-1 units that vested during the year ended December 31, 2024, 2023, and 2022 was $43 thousand, $0.5 million, and $1.5 million, respectively.
Company Restricted Class A Shares
Upon the IPO, substantially all employees other than senior executives and one other employee that held legacy QLH Class B units received Company Class A shares. The cancellation and concurrent replacement of the QLH Class B units with Company Class A shares was considered a modification. The modification did not result in incremental compensation cost, as the fair value of the replacement awards, determined by using the per share price of Company Class A shares offered to the public in connection with the IPO, did not differ from the fair value of the QLH Class B units immediately before the modification. The awards that were unvested on the modification date were Company restricted Class A shares and were subject to the same vesting terms as the legacy QLH Class B units under the QLH Plan. Under the QLH Plan, 6,470,599 QLH Restricted Class B-1 units and Company Class A shares are authorized.
The Company restricted Class A shares granted to employees were generally subject to a four-year vesting period. The Company restricted Class A shares were equity-classified share-based payments, and the remaining unrecognized cost, which was based on the original grant-date fair value of the QLH Class B units, was recognized utilizing the straight-line method. Grantees have made 83(b) elections under the Internal Revenue Code; therefore, the Company Restricted Class A shares were subject to gross share settlement.

A summary of unvested Company restricted Class A share activity for 2022, 2023, and 2024 is as follows:

	Number of Units	Weighted - average grant-date fair value
Restricted Class A Shares
Unvested and outstanding as of December 31, 2021	535,755	$4.04
Granted	—	—
Vested	(306,005)	3.22
Forfeited	(48,689)	4.12
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	181,061	$5.42
Granted	—	—
Vested	(152,721)	4.45
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	28,340	$10.67
Granted	—	—
Vested	(28,340)	10.67
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2024	—	$—
As of December 31, 2024, all Company restricted Class A shares were vested and all compensation cost was recognized. The total fair value of Company restricted Class A shares that vested during the year ended December 31, 2024, 2023, and 2022 was $0.5 million, $1.8 million, and $3.7 million, respectively.
Restricted Stock Units
In October 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “Omnibus Plan”) under which the Company may grant restricted stock units and other equity-based awards to employees, directors, officers, and consultants of the Company. A total of 12,506,550 shares was initially reserved for issuance under the Omnibus Plan, and such pool is automatically increased each January 1 during the term of the Omnibus Plan by a number of shares equal to 5% of the total number of shares of Class A common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase, or such lesser amount as may be determined by the Board of Directors. As of December 31, 2024, 6,658,947 Class A shares were available for future grant under the Omnibus Plan.
Each RSU represents the right to receive one share of Class A common stock upon vesting. The RSUs granted generally vest quarterly over four years. However, the Company may also grant RSUs which vest immediately, without any future service requirement. The RSUs are equity-classified share-based payments, and the related cost is recognized utilizing the straight-line method.  Upon vesting of the restricted stock units, the Company generally issues new shares of Class A common stock to the participants, net of shares withheld in satisfaction of withholding taxes, except for certain executives and non-employee directors who receive gross share settlement.
The fair value of the restricted stock units is determined based on the closing market price of the Company’s Class A shares on the date of grant, with the exception of those RSUs granted on the IPO effective date, for which the Company used the per share price of Company Class A shares offered to the public in connection with the IPO. Modifications occasionally occur in which RSUs are immediately vested for terminated employees, resulting in an adjustment to the fair value as of modification date and the related cost associated with those vested RSUs, which are generally immaterial to the Company’s total equity-based compensation expense and unit activity.

A summary of unvested restricted stock unit activity for 2022, 2023, and 2024 is as follows:

	Number of Units	Weighted - average grant-date fair value
RSUs
Unvested and outstanding as of December 31, 2021	5,307,148	$20.85
Granted	2,834,171	14.47
Vested	(2,900,154)	19.63
Forfeited	(347,044)	22.08
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	4,894,121	$17.79
Granted	2,439,257	13.32
Vested	(3,290,092)	17.78
Forfeited	(410,853)	15.23
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	3,632,433	$15.07
Granted	1,769,150	19.65
Vested	(1,996,916)	16.46
Forfeited	(198,510)	13.81
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2024	3,206,157	$16.76
As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs was $50.0 million, which is expected to be recognized over a weighted average period of 2.37 years. The total fair value of Company RSUs that vested during the year ended December 31, 2024, 2023, and 2022 was $32.1 million, $31.1 million, and $35.8 million, respectively.
Performance-Based Restricted Stock Units
The Company may grant PRSUs to certain officers or employees under the 2020 Omnibus Incentive Plan. Each PRSU represents the right to receive one share of Class A common stock upon vesting. The PRSUs granted vest based on the achievement of certain performance measures, as determined by the Compensation Committee of the Company's Board of Directors, with the resulting value earned divided by the average closing price of the Company's Class A common stock for the 20-day period preceding such determination to yield the number of PRSUs to be vested. The expected vesting period of such PRSUs is approximately one year.
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
As of December 31, 2023 and 2022, the Company did not meet the performance measures as determined by the Compensation Committee and accordingly the PRSUs granted were canceled as of that date. As of December 31, 2024, the Company met the maximum levels for both performance measures approved by the Compensation Committee for the PRSUs granted during the year ended December 31, 2024, and accordingly such PRSUs will vest at the maximum payout level during the first quarter of 2025.

A summary of unvested performance-based restricted stock unit activity for 2022, 2023, and 2024 is as follows:

	Number of Units	Weighted - average grant-date fair value
PRSUs
Unvested and outstanding as of December 31, 2021	—	$—
Granted	80,200	13.72
Vested	—	—
Forfeited	(80,200)	13.72
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2022	—	$—
Granted	74,700	14.98
Vested	—	—
Forfeited	(74,700)	14.98
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	—	$—
Granted	147,500	11.29
Vested	—	—
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2024	147,500	$11.29
As of December 31, 2024, total unrecognized compensation cost related to unvested PRSUs was $0.3 million, which is expected to be recognized over a weighted average period of 0.20 years. The total fair value of Company PRSUs that vested during the year ended December 31, 2024, 2023, and 2022 was $0.
11. Fair value measurements
The Company does not have any financial instruments measured at fair value on a recurring basis. The following are the Company’s financial instruments measured at fair value on a non-recurring basis:
Long-Term Debt
As of December 31, 2024 the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 6.00% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio. The fair value of the long-term debt was a transfer into Level 3 of the valuation hierarchy during the year ended December 31, 2022.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statements of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. On March 29, 2024, the board of directors and stockholders of a company in which the Company held a minority equity investment approved a plan of restructuring and liquidation that had the effect of cancelling the Company's investment. The Company had previously determined as of December 31, 2023 that the fair value of the investment was zero and accordingly this cancellation had no impact on the consolidated financial statements as of and for the year ended December 31, 2024.
The Company used a market approach to estimate the fair value of equity and allocated the overall equity value to estimate the fair value of the common stock based on the liquidation preference and was classified within Level 3 of the fair value hierarchy.

12. Leases
The Company leases office space under non-cancellable operating leases with original lease periods expiring between 2025 and 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents amounts recorded on the consolidated balance sheets related to operating leases:

		As of
(in thousands)		December 31, 2024	December 31, 2023
Operating leases	Balance Sheet location
Right-of-Use Assets, net - Operating Leases	Other assets	$1,861	$2,199
Operating Lease Liabilities - Current	Accrued expenses	$994	$904
Operating Lease Liabilities - Non-current	Other long-term liabilities	$1,122	$1,650
The following presents the Company’s lease expense:

	Year ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$895	$818	$908
Short-term lease cost	31	107	138
Variable lease cost	171	160	150
Total lease cost	$1,097	$1,085	$1,196
The following presents the Company’s supplemental cash flow information related to operating leases:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash paid for operating lease liabilities	$996	$918	$920
Right-of-use assets obtained in exchange of lease obligations	$465	$133	$—
The following presents the Company’s weighted-average remaining lease term and discount rate:

	As of
	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	2.50 years	2.71 years
Weighted-average discount rate	3.93%	4.45%
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

Maturities of lease liabilities at December 31, 2024 were as follows:

(in thousands)	Operating Leases
Year Ended December 31,
2025	$1,053
2026	805
2027	123
2028	101
2029	106
Thereafter	18
Total Lease Payments	$2,206
Less Imputed Interest	(90)
Total Lease Liabilities	$2,116
At December 31, 2024, there were no leases entered into that had not yet commenced.
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
The components of income (loss) before income taxes includes the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$23,513	$(57,010)	$30,519
Foreign	(11)	(8)	(60)
Total	$23,502	$(57,018)	$30,459
The components of income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current income tax expense (benefit)
Federal	$370	$—	$—
State	1,006	(466)	237
Foreign	8	3	12
	$1,384	$(463)	$249
Deferred income tax expense (benefit)
Federal	$—	$—	$86,971
State	—	—	15,685
Foreign	—	—	—
	$—	$—	$102,656
Income tax expense (benefit)	$1,384	$(463)	$102,905

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate was as follows for the years indicated:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
Loss / Income attributable to non-controlling interests and nontaxable income	(4.9)%	(6.0)%	11.3%
State income taxes, net of federal benefit	21.4%	0.8%	0.5%
Officers' compensation	7.1%	(3.7)%	8.4%
Return-to-Provision	(0.7)%	(0.6)%	(1.4)%
Equity-based compensation	1.9%	(9.3)%	18.5%
Change in uncertain tax positions	2.9%	0.6%	2.1%
Non-Deductible Settlement	5.1%	—%	—%
Change in valuation allowance	(49.4)%	(1.7)%	277.6%
Other	1.5%	(0.3)%	(0.2)%
Effective income tax rate	5.9%	0.8%	337.8%

The Company’s effective tax rate of 5.9%, 0.8%, and 337.8% in 2024, 2023, and 2022, respectively, differed from the U.S. federal statutory tax rate of 21.0% due primarily to the tax impacts of changes in valuation allowance.
Details of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Investment in partnership	$98,897	$74,505
Net operating and capital loss carryforwards and tax credits	15,284	15,101
Tax receivables agreement	1,595	—
Other	4,795	5,462
Total	$120,571	$95,068
Valuation allowance	(120,571)	(95,068)
Total deferred tax assets	$—	$—
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—
Deferred tax assets	$—	$—

During the year ended December 31, 2024, holders of Class B-1 units exchanged 6,496,800 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, as discussed later, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the year ended December 31, 2024, the Company did not recognize any additional deferred tax assets as the Company has recognized a full valuation allowance on its deferred tax assets.
As of December 31, 2024, the Company had federal and state net operating loss carryforwards (“NOLs”) of $45.9 million and $46.1 million, respectively, of which $45.9 million and $6.3 million, respectively, have an indefinite life. The remaining state NOLs will begin to expire in 2028. As of December 31, 2024, the Company had federal and state capital loss carryforwards of $7.1 million and $1.9 million, respectively, which will begin to expire in 2029. As of December 31, 2024, the Company had foreign tax credit carryforwards of $1.1 million, which will begin to expire in 2029.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be utilized. In measuring its deferred tax assets and to determine whether a valuation allowance is needed, the Company assesses all available evidence, both positive and negative, based on the weight of that evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. A significant piece of objective negative evidence evaluated was the recent history of pre-tax losses. Such objective negative evidence is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future income growth. On the basis of this analysis, as of December 31, 2024 and 2023 the Company has recorded a valuation allowance of $120.6 million and $95.1 million, respectively, against its deferred tax assets based on the recent history of pre-tax losses, which is considered a significant piece of objective negative evidence that is difficult to overcome and limits the ability to consider other subjective evidence, such as projections of future growth. Based on the significant improvement in the Company's pre-tax income for the year ended December 31, 2024 and the current forecasts, the Company expects that in the near future, and the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event the Company would be able to release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows for the years indicated.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$1,369	$1,710	$1,120
Increase related to current year tax positions	625	224	234
Increase related to prior periods tax positions	83	—	356
Decrease related to lapse in applicable statute of limitations	(47)	(565)	—
Ending balance	$2,030	$1,369	$1,710
As of December 31, 2024 and 2023, the total liability related to uncertain tax positions, including interest and penalties, was $2.5 million and $1.6 million, respectively. The Company’s uncertain tax positions are primarily related to its state nexus positions. If recognized as of December 31, 2024 and 2023, $1.7 million and $1.2 million, respectively, of the amount of unrecognized tax benefits would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related secondary impacts, such as the federal deduction for state taxes or adjustments to deferred tax assets that might be required if the Company’s tax positions are sustained. Additionally, the Company will be indemnified for any tax imposed prior to the Reorganization Transactions for which a reserve was recorded, and as the Company recognizes uncertain tax positions the benefits would impact pre-tax results. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. The Company recorded $0.2 million and $(0.1) million of interest and penalties during the year ended December 31, 2024 and 2023, respectively.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2024, the Company’s federal income tax returns for the tax years 2019 and forward and state and local tax returns for the tax years 2019 and forward, and foreign income tax returns for the tax years 2019 and forward remain open and are subject to examination.
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
As of December 31, 2024, the Company recorded a $7.0 million liability for estimated payments related to the 2024 tax year under the TRA as these payments are now probable. As of December 31, 2023, the Company determined that making a payment under the TRA was not probable under ASC 450 — Contingencies since a valuation allowance has been recorded against the Company’s deferred tax assets. In the event the Company generates taxable income for any year, the Company would be required to recognize a portion or all of the liability under the TRA. Accordingly, the Company has determined that the liabilities under the TRA were $7.0 million and zero as of December 31, 2024 and 2023, respectively, in the consolidated balance sheets. If the Company had determined that generating sufficient future taxable income such that making future payments under the TRA was probable, it would have also recorded an additional liability pursuant to the TRA of approximately $115 million as of December 31, 2024 in the consolidated balance sheets.
As of December 31, 2024 and 2023, the Company recorded $0 as current portion of payments due under the TRA within accrued expenses in the consolidated balance sheets. No payments were made pursuant to the TRA during the year ended December 31, 2024 and payments of $2.8 million were made during the year ended December 31, 2023.
14. Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic
Net income (loss)	$22,118	$(56,555)	$(72,446)
Less: net income (loss) attributable to non-controlling interest	5,489	(16,135)	(14,780)
Net income (loss) attributable to MediaAlpha, Inc.	$16,629	$(40,420)	$(57,666)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	53,043,576	45,573,416	41,944,874
Weighted-average shares of Class A common stock outstanding - diluted	53,043,576	45,573,416	41,944,874
Net income (loss) per share of Class A common stock - basic	$0.31	$(0.89)	$(1.37)
Net income (loss) per share of Class A common stock - diluted	$0.31	$(0.89)	$(1.37)
Potentially dilutive shares, which are based on the weighted-average shares of underlying unvested QLH restricted Class B-1 units, restricted Class A shares, RSUs, and PRSUs using the treasury stock method and the outstanding QLH restricted Class B-1 units using the if-converted method, are included when calculating diluted net income (loss) per share attributable to MediaAlpha, Inc. when their effect is dilutive. The effects of the Company’s potentially dilutive securities were not included in the calculation of diluted income (loss) per share as the effect of their inclusion would be anti-dilutive.
The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
QLH Class B-1 Units	11,609,982	18,106,782	18,931,446
Restricted Class A Shares	—	28,340	181,061
Restricted stock units	3,206,157	3,632,433	4,894,121
PRSUs	147,500	—	—
Potentially dilutive shares	14,963,639	21,767,555	24,006,628
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
During the year ended December 31, 2024, the holders of the non-controlling interests exchanged 6,496,800 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. As of December 31, 2024, the holders of the non-controlling interests owned 17.3% of the total equity interests in QLH, with the remaining 82.7% owned by MediaAlpha, Inc. As of December 31, 2023, the holders of the non-controlling interests owned 27.7% of the total equity interests in QLH, with the remaining 72.3% owned by MediaAlpha, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Company has adopted an insider trading policy governing the purchase, sale, and/or other transactions involving its securities by directors, officers and employees and the Company itself. The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Other information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
The Company’s Incentive-Based Compensation Recovery Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”.
2.Financial Statement Schedule for the Years Ended December 31, 2024, 2023 and 2022

Schedule II-Valuation and Qualifying Accounts and Allowances	112
All other financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”
3.Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated as of February 24, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 2, 2022

2.2	First Amendment to Asset Purchase Agreement, dated as of March 29, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 30, 2022

3.1	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020

3.2	Amended and Restated By-Laws of MediaAlpha, Inc.	8-K	001-39671	3.1	December 2, 2022

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 17, 2024.	8-K	001-39671	3.1	May 20, 2024

4.2	Registration Rights Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto	8-K	001-39671	4.2	November 2, 2020

4.3*	Description of Registrant’s Securities

10.1	Fourth Amended and Restated Limited Liability Company Agreement of QL Holdings LLC, dated October 27, 2020	8-K	001-39671	10.1	November 2, 2020

10.2	Tax Receivables Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC and certain other parties thereto	8-K	001-39671	10.2	November 2, 2020

10.3	First Amendment to Tax Receivables Agreement among the Company, QLH and certain other parties thereto, dated October 1, 2023	10-Q	001-39671	10.5	November 2, 2023

10.4	Exchange Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC, Guilford Holdings, Inc. and holders of Class B-1 units of QL Holdings LLC party thereto	8-K	001-39671	10.3	November 2, 2020

10.5	Stockholders Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC and Steven Yi, Eugene Nonko and Ambrose Wang, together with their respective holding entities through which they indirectly hold common stock of MediaAlpha, Inc.	8-K	001-39671	10.4	November 2, 2020

10.6	First Amendment to Stockholders Agreement among the Company and the Principal Stockholders, dated October 17, 2023	10-Q	001-39671	10.4	November 2, 2023

10.7	Reorganization Agreement, dated October 27, 2020, by and among MediaAlpha ,Inc., QL Holdings LLC, QuoteLab, LLC, Guilford Holdings, Inc., White Mountains Investments (Luxembourg) S.a.r.l., White Mountains Insurance Group, Ltd., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto.	8-K	001-39671	10.5	November 2, 2020

10.8+	MediaAlpha, Inc. 2020 Omnibus Incentive Plan	8-K	001-39671	10.6	November 2, 2020

10.9+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Founders	10-K	001-39671	10.7	February 27, 2023

10.10+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award for Officers other than Founders	10-K	001-39671	10.8	February 27, 2023

10.11+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Directors	10-K	001-39671	10.9	February 27, 2023

10.12+	Form of Performance-Based Restricted Stock Unit Award Agreement for Founders under 2020 Omnibus Incentive Plan	10-Q	001-39671	10.3	May 6, 2022

10.13+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Steven Yi, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.10	November 2, 2020

10.14+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated March 22, 2022	8-K	001-39671	10.1	March 28, 2022

10.15+	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated August 1, 2023	8-K	001-39671	10.1	August 2, 2023

10.16+	Third Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Steven Yi, dated May 20, 2024	8-K	001-39671	10.1	May 20, 2024

10.17+	Fourth Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Steven Yi, dated February 4, 2025	8-K	001-39671	10.1	February 10, 2025

10.18+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Eugene Nonko, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.11	November 2, 2020

10.19+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated March 22, 2022	8-K	001-39671	10.2	March 28, 2022

10.20+	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated August 1, 2023	8-K	001-39671	10.2	August 2, 2023

10.21+	Third Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Eugene Nonko, dated May 20, 2024	8-K	001-39671	10.2	May 20, 2024

10.22+	Fourth Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Eugene Nonko, dated February 4, 2025	8-K	001-39671	10.2	February 10, 2025

10.23+	Employment Agreement dated as of November 2, 2021, by and among Patrick R. Thompson, QuoteLab LLC, and MediaAlpha, Inc..	8-K	001-39671	10.1	November 2, 2021

10.24+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Jeffrey Coyne, dated June 21, 2022	8-K	001-39671	10.1	June 27, 2022

10.25+*	Severance Compensation Agreement among the Company, QuoteLab, LLC and Keith Cramer, dated February 19, 2021

10.26	2020 Credit Agreement	S-1	001-39671	10.15	October 5, 2020

10.27	First Amendment to Credit Agreement dated as of July 29, 2021, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 3, 2021

10.28	Second Amendment dated as of June 8, 2023, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	June 12, 2023

19.1*	Insider Trading Policy

21.1*	Subsidiaries of MediaAlpha, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	MediaAlpha, Inc. Clawback Policy	10-K	001-39671	97.1	February 22, 2024

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)
+     Management contract or compensatory plan or arrangement.
*     Filed herewith.
**   Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
Item 16. Form 10-K Summary
None.
Schedule II – Valuation and Qualifying Accounts and Allowances

	Balance at Beginning of the period	Additions during the period	Write-offs	Balance at End of period

Valuation allowance on deferred tax assets
Fiscal year 2024	$95,068	25,503	—	$120,571
Fiscal year 2023	$91,796	3,272	—	$95,068
Fiscal year 2022	$4,185	87,611	—	$91,796

Allowance for credit losses
Fiscal year 2024	$537	497	(29)	$1,005
Fiscal year 2023	$575	5	(43)	$537
Fiscal year 2022	$609	36	(70)	$575

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediaAlpha, Inc.

Date: February 24, 2025	By:	/s/ Patrick R. Thompson
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

Signature	Title	Date

/s/ Steve Yi	Chief Executive Officer, President and Director	February 24, 2025
Steve Yi

/s/ Patrick R. Thompson	Chief Financial Officer & Treasurer	February 24, 2025
Patrick R. Thompson

/s/ Venmal (Raji) Arasu	Director	February 24, 2025
Venmal (Raji) Arasu

/s/ Anthony Broglio	Director	February 24, 2025
Anthony Broglio

/s/ Christopher Delehanty	Director	February 24, 2025
Christopher Delehanty

/s/ Jennifer Moyer	Director	February 24, 2025
Jennifer Moyer

/s/ Eugene Nonko	Director and Chief Technology Officer	February 24, 2025
Eugene Nonko

/s/ Lara Sweet	Director	February 24, 2025
Lara Sweet

/s/ Kathy Vrabeck	Chair of the Board of Directors	February 24, 2025
Kathy Vrabeck