Form 10-Q
period 2025-03-31
MediaAlpha, Inc.
filed 2025-04-30
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 25, 2025, there were 55,895,646 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 11,574,029 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•The impact of broad-based pandemics or public health crises;
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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in our 2024 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$63,561	$43,266
Accounts receivable, net of allowance for credit losses of $913 and $1,005, respectively	114,846	142,932
Prepaid expenses and other current assets	4,058	3,711
Total current assets	182,465	189,909
Intangible assets, net	5,125	19,985
Goodwill	47,739	47,739
Other assets	4,654	4,814
Total assets	$239,983	$262,447
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$82,354	$105,563
Accrued expenses	18,203	18,542
Current portion of long-term debt	8,859	8,849
Total current liabilities	109,416	132,954
Long-term debt, net of current portion	151,375	153,596
Liabilities under tax receivables agreement, net of current portion	—	7,006
Other long-term liabilities	20,376	15,123
Total liabilities	$281,167	$308,679
Commitments and contingencies (Note 5)
Stockholders' deficit
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 55.9 million and 55.5 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	559	555
Class B common stock, $0.01 par value - 100 million shares authorized; 11.6 million and 11.6 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	116	116
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	515,125	507,640
Accumulated deficit	(507,881)	(505,933)
Total stockholders' equity attributable to MediaAlpha, Inc.	$7,919	$2,378
Non-controlling interests	(49,103)	(48,610)
Total stockholders' deficit	$(41,184)	$(46,232)
Total liabilities and stockholders' deficit	$239,983	$262,447
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$264,309	$126,649
Costs and operating expenses
Cost of revenue	222,670	102,969
Sales and marketing	5,626	5,796
Product development	4,886	4,363
General and administrative	17,595	11,149
Write-off of intangible assets	13,416	—
Total costs and operating expenses	264,193	124,277
Income from operations	116	2,372
Other income, net	(456)	(9)
Interest expense	2,955	3,845
Total other expense, net	2,499	3,836
(Loss) before income taxes	(2,383)	(1,464)
Income tax (benefit) expense	(49)	27
Net (loss)	$(2,334)	$(1,491)
Net (loss) attributable to non-controlling interest	(386)	(378)
Net (loss) attributable to MediaAlpha, Inc.	$(1,948)	$(1,113)
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.04)	$(0.02)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	55,632,321	48,574,448
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
Vesting of restricted stock units	299,544	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	6,707	—	—	6,707
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(867)	—	—	(867)
Distributions to non-controlling interests	—	—	—	—	—	—	(107)	(107)
Vesting of performance-based restricted stock units	139,998	1	—	—	1,648	—	—	1,649
Net (loss)	—	—	—	—	—	(1,948)	(386)	(2,334)
Balance at March 31, 2025	55,895,646	$559	11,574,029	$116	$515,125	$(507,881)	$(49,103)	$(41,184)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	3,057,000	31	(3,057,000)	(31)	(14,280)	—	14,280	—
Vesting of restricted stock units	407,803	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	8,575	—	7	8,582
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,956)	—	—	(1,956)
Distributions to non-controlling interests	—	—	—	—	—	—	(113)	(113)
Net (loss)	—	—	—	—	—	(1,113)	(378)	(1,491)
Balance at March 31, 2024	50,825,257	$508	15,013,829	$150	$503,949	$(523,675)	$(70,335)	$(89,403)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss)	$(2,334)	$(1,491)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Equity-based compensation expense	7,024	8,634
Non-cash lease expense	227	196
Depreciation expense on property and equipment	62	61
Amortization of intangible assets	1,444	1,609
Amortization of deferred debt issuance costs	180	191
Write-off of intangible assets	13,416	—
Credit losses	(95)	(82)
Changes in operating assets and liabilities:
Accounts receivable	28,181	(3,640)
Prepaid expenses and other current assets	(363)	(147)
Other assets	125	125
Accounts payable	(23,209)	(2,693)
Accrued expenses	(957)	(1,085)
Net cash provided by operating activities	$23,701	$1,678
Cash flows from investing activities
Purchases of property and equipment	(57)	(34)
Net cash (used in) investing activities	$(57)	$(34)
Cash flows from financing activities
Repayments on long-term debt	(2,375)	(2,375)
Distributions to non-controlling interests	(107)	(113)
Shares withheld for taxes on vesting of restricted stock units	(867)	(1,956)
Net cash (used in) financing activities	$(3,349)	$(4,444)
Net increase (decrease) in cash and cash equivalents	20,295	(2,800)
Cash and cash equivalents, beginning of period	43,266	17,271
Cash and cash equivalents, end of period	$63,561	$14,471
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,961	$3,783
Non-cash Investing and Financing Activities:
Right-of-use assets obtained in exchange of lease obligations	$176	$—
Vesting of performance-based restricted stock units	$1,649	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2024 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2025.
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
The December 31, 2024 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. Results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 2024 Annual Report on Form 10-K.
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.9 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$122	46%	1	$20	16%
Purchases	1	$29	13%	1	$13	13%

	As of March 31, 2025			As of December 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$54	47%	2	$66	46%
Accounts payable	1	$10	12%	4	$56	53%

Related Party Transactions
The Company is party to the tax receivables agreement ("TRA"), under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of March 31, 2025 and December 31, 2024, the Company had a $7.0 million liability for estimated payments related to the 2024 tax year under the TRA as these payments were probable. During the three months ended March 31, 2025 and 2024, no payments were made pursuant to the TRA.
Liquidity
As of March 31, 2025, the aggregate principal amount outstanding under the 2021 Credit Facilities was $161.1 million, with $45.0 million remaining for borrowing under the 2021 Revolving Credit Facility. The 2021 Credit Facilities mature on July 29, 2026 and the Company plans to seek a refinancing or extension of such credit facilities. As of March 31, 2025, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On October 30, 2024, the Company received a letter from the staff of the Federal Trade Commission (FTC) stating that the FTC Staff is prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties, as further discussed in Note 5 - Commitments and contingencies - Litigation and other matters. The total amount of the proposed monetary relief and civil penalties significantly exceeds the Company's existing liquidity and financial resources. Any such costs above the existing liquidity and financial resources would require the Company to seek additional capital, incur debt or otherwise take significant actions in order to satisfy the claims and there can be no assurances that such financing could be obtained on acceptable terms, or at all. In addition, the terms of any settlement or judgement in this matter could adversely impact the Company's ability to continue to comply with its covenants under the 2021 Credit Facilities, as well as the Company's ability to refinance such Credit Facilities.
The Company’s results are subject to fluctuations as a result of business cycles experienced by companies in the insurance industry. The Company believes that its expected near-term revenue, cash on hand and availability to access additional cash under its 2021 Revolving Credit Facility are sufficient to meet its operating and capital expenditure requirements, and to continue to comply with its debt covenants, for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q. The extent to which market conditions impact the Company’s business, results of operations, cash flows and financial condition will depend on future developments impacting its carrier partners, including tariffs and inflation rates, the extent of any major catastrophic losses, and the timing of regulatory approval of premium rate increases, which remain highly uncertain and cannot be predicted with accuracy. The Company considered the impact of this uncertainty on the assumptions and estimates used when preparing these quarterly financial statements. These assumptions and estimates may continue to change as new events occur, and such changes could have an adverse impact on the Company's results of operations, financial position and liquidity.
New Accounting Pronouncements
Recently adopted accounting pronouncements
There have been no recently adopted accounting pronouncements by the Company.
Recently issued not yet adopted accounting pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the consolidated financial statements, of prescribed categories of expenses within relevant income statement captions. In March 2025, the FASB issued ASU No. 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.”ASU No. 2025-01 clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the ASU on its disclosures in the consolidated financial statements.
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
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended March 31,
(in thousands)	2025	2024
Open Marketplace transactions	$258,419	$122,429
Private Marketplace transactions	5,890	4,220
Total	$264,309	$126,649
The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended March 31,
(in thousands)	2025	2024
Property & casualty insurance	$223,245	$69,242
Health insurance	33,937	47,279
Life insurance	5,573	7,563
Other	1,554	2,565
Total	$264,309	$126,649
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		March 31, 2025			December 31, 2024
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$25,040	$(20,309)	$4,731	$43,500	$(29,503)	$13,997
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	1,624	(1,230)	394	9,284	(3,296)	5,988
Intangible assets		$26,967	$(21,842)	$5,125	$53,087	$(33,102)	$19,985
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets was $1.4 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as the Company did not intend to use or expect any future economic benefits from these intangible assets. The Company has no accumulated impairment of goodwill.

The following table presents the changes in goodwill and intangible assets:

	As of
	March 31, 2025		December 31, 2024
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$19,985	$47,739	$26,015
Additions to goodwill and intangible assets	—	—	—	400
Amortization	—	(1,444)	—	(6,430)
Write-off of intangible assets	—	(13,416)	—	—
Ending balance	$47,739	$5,125	$47,739	$19,985
As of March 31, 2025, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2025–Remaining Period	$1,534
2026	1,911
2027	1,364
2028	37
2029	40
Thereafter	239
$5,125
4. Long-term debt
On July 29, 2021, QuoteLab, LLC (“Borrower”) and QLH entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Existing Credit Agreement”). On June 8, 2023, the Borrower and QLH entered into a Second Amendment (the “Second Amendment”) to the Existing Credit Agreement (as amended by the Second Amendment, the “Amended Credit Agreement”).
Long-term debt consisted of the following:

	As of
(in thousands)	March 31, 2025	December 31, 2024
2021 Term Loan Facility	$156,078	$158,453
2021 Revolving Credit Facility	5,000	5,000
Unamortized debt issuance costs	(844)	(1,008)
Total debt	$160,234	$162,445
Less: current portion, net of debt issuance costs of $641 and $651, respectively	(8,859)	(8,849)
Total long-term debt	$151,375	$153,596
The Company incurred interest expense on the 2021 Term Loan Facility of $2.7 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.2 million for the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.25% as of March 31, 2025. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s interest rates on the outstanding borrowings under the 2021 Term Loan Facility and 2021 Revolving Credit Facility were 6.41%.

Accrued interest was $2.7 million as of March 31, 2025 and $2.9 million as of December 31, 2024, and is included within accrued expenses on the consolidated balance sheets. As of March 31, 2025, the Company was in compliance with all covenants under the 2021 Credit Facilities.
The expected future principal payments for all borrowings as of March 31, 2025 were as follows:

(in thousands)	Contractual maturity

2025–Remaining Period	$7,125
2026	153,953
161,078
Unamortized debt issuance costs	(844)
Total debt	$160,234
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

Based on the facts and circumstances available to the Company as of the time of this filing, the Company believes that a loss in connection with the FTC matter is probable, either as a result of legal fees to be incurred to defend the claim or as a result of a settlement of the matter. As of March 31, 2025 and December 31, 2024, the Company had established a reserve of $12.0 million and $7.0 million, respectively in connection with this matter, which has been recorded within other long-term liabilities on the consolidated balance sheets. This reserve corresponds to the lower end of the range of the Company’s reasonably estimated losses, and is subject to change based on additional information. The Company believes that it is reasonably possible that the amount of the loss related to the FTC matter, either as a result of legal fees or settlement, will be greater than the amount accrued, but is unable to reasonably estimate the additional loss and the upper end of the range because there are a number of unknown facts and legal considerations that may impact the ultimate resolution of the FTC matter and the amount of any potential liability.
During the three months ended March 31, 2025 and 2024, the Company incurred legal fees of $1.9 million and $1.1 million, respectively, in connection with the FTC matter, which are included within general and administrative expenses on the consolidated statement of operations. At this time, the Company is unable to predict the ultimate outcome of this matter or the significance, if any, to the Company’s business, results of operations or financial condition, which could be material.
Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024. The Company had its initial hearing with the Board of Review of the Office of Finance on March 25, 2025 and is currently awaiting the request for additional information from the Board of Review. As of March 31, 2025, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of March 31, 2025 and December 31, 2024, the Company did not have any material contingency reserves established for any litigation liabilities.
6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
QLH restricted Class B-1 units	$—	$7
Restricted Class A shares	—	105
Restricted stock units	6,707	8,470
Performance-based restricted stock units	317	52
Total equity-based compensation	$7,024	$8,634
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenue	$294	$1,857
Sales and marketing	1,283	1,701
Product development	1,248	1,482
General and administrative	4,199	3,594
Total equity-based compensation	$7,024	$8,634
As of March 31, 2025, total unrecognized compensation cost related to unvested restricted stock units was $72.8 million, which is expected to be recognized over a weighted-average period of 3.07 years.

7. Fair Value Measurements
The Company does not have any financial instruments measured at fair value on a recurring basis.
The Company’s financial instruments measured at fair value on a non-recurring basis consist of:
Long-Term Debt
As of March 31, 2025, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 5.90% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
(Loss) before income taxes	$(2,383)	$(1,464)
Income tax (benefit) expense	$(49)	$27
Effective Tax Rate	2.1%	(1.8)%
The Company's effective tax rate of 2.1% for the three months ended March 31, 2025 and (1.8)% for the three months ended March 31, 2024 differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of changes in valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2025. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three months ended March 31, 2025 and 2024, holders of Class B-1 units exchanged zero and 3,057,000 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ deficit. In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three months ended March 31, 2024, the Company did not recognize any additional deferred tax assets as the Company has recognized a full valuation allowance on its deferred tax assets.

As of March 31, 2025 and December 31, 2024, the Company had a valuation allowance of $111.8 million and $120.6 million, respectively, against its deferred tax assets. The valuation allowance reflects the Company's recent history of pre-tax losses, which represents significant objective negative evidence. Such negative evidence is difficult to overcome and limits the consideration of other subjective evidence, such as projected future earnings. Based on the significant improvement in the Company's pre-tax income during 2024 and the current forecasts, the Company expects that in the near future, the objective negative evidence in the form of historical pre-tax losses will no longer be present, in which event the Company would be able to release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net income.
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
In the event the Company generates taxable income for any year, the Company would be required to recognize a portion or all of the liability under the TRA. In relation to the estimated payments under the TRA for the 2024 tax year, as these payments were deemed probable, the Company recorded a liability of $7.0 million as of March 31, 2025 and December 31, 2024, respectively, within accrued expenses and liabilities under tax receivables agreement, net of current portion, on the consolidated balance sheets. If the Company had determined that it was probable that it would generate sufficient future taxable income to make future payments under the TRA, it would have also recorded an additional liability pursuant to the TRA of approximately $113 million and $115 million as of March 31, 2025 and December 31, 2024, respectively, in the consolidated balance sheets.
No payments were made pursuant to the TRA during the three months ended March 31, 2025 and 2024.
9. Net (Loss) Per Share
The following table presents the calculation of basic and diluted net (loss) per share:

	Three Months Ended March 31,
(in thousands except share data and per share amounts)	2025	2024
Basic
Net (loss)	$(2,334)	$(1,491)
Less: net (loss) attributable to non-controlling interest	(386)	(378)
Net (loss) attributable to MediaAlpha, Inc.	$(1,948)	$(1,113)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	55,632,321	48,574,448
Weighted-average shares of Class A common stock outstanding - diluted	55,632,321	48,574,448
Net (loss) per share of Class A common stock - basic	$(0.04)	$(0.02)
Net (loss) per share of Class A common stock - diluted	$(0.04)	$(0.02)
Potentially dilutive shares, which are based on the weighted-average shares of underlying unvested QLH restricted Class B-1 units, restricted Class A shares, restricted stock units, and PRSUs using the treasury stock method and the outstanding QLH restricted Class B-1 units using the if-converted method, are included when calculating diluted net (loss) per share attributable to MediaAlpha, Inc. when their effect is dilutive. The effects of the Company’s potentially dilutive securities were not included in the calculation of diluted (loss) per share as the effect of their inclusion would be anti-dilutive.
The following table summarizes the shares and units with a potentially dilutive impact for the three months ended March 31, 2025 and 2024:

	As of
	March 31, 2025	March 31, 2024
QLH Class B-1 Units	11,609,982	15,049,782
Restricted Class A Shares	—	16,598
Restricted stock units	6,018,424	4,662,213
Potentially dilutive shares	17,628,406	19,728,593
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
During the three months ended March 31, 2025 and 2024 the holders of the non-controlling interests had zero and 3,057,000 Exchanges, respectively. As of March 31, 2025, the holders of the non-controlling interests owned 17.2% of the total equity interests in QLH, with the remaining 82.8% owned by MediaAlpha, Inc. As of December 31, 2024, the holders of the non-controlling interests owned 17.3% of the total equity interests in QLH, with the remaining 82.7% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $1.7 billion in Transaction Value across our platform from these verticals over the twelve-month period ended March 31, 2025.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended March 31, 2025, consumers shopped for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites each month, driving an average of 10.6 million Consumer Referrals on our platform each month.
We generate revenue by earning a fee for each Consumer Referral sold on our platform. A transaction becomes payable upon a qualifying consumer action, such as a click, call or lead, and is generally not contingent on the sale of a product to the consumer.
We believe our technology is a key differentiator and a powerful driver of our performance. We maintain deep, custom integrations with partners representing the majority of our Transaction Value, which enable automated, data-driven processes that optimize our partners’ customer acquisition spend and revenue. Through our platform, our P&C insurance carrier partners can target and price across over 35 separate consumer attributes to manage customized acquisition strategies.
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Revenue	$264.3	137.7	108.7%	$126.6
Transaction Value[1]	$473.1	254.0	115.9%	$219.1
Contribution[1]	$44.0	16.3	58.9%	$27.7
Net (Loss)	$(2.3)	(0.8)	56.5%	$(1.5)
Adjusted EBITDA[1]	$29.4	15.0	103.7%	$14.4
1.Transaction Value is an operating metric not presented in accordance with GAAP. Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.” for additional information regarding the Company’s operating metrics and Non-GAAP metrics.

For the three months ended March 31, 2025, we generated $264.3 million of revenue and $473.1 million of Transaction Value, representing increases of 108.7% and 115.9%, respectively, compared with the three months ended March 31, 2024, driven primarily by significant increases in customer acquisition spending by P&C carrier partners as they continue to focus on growth and improving market share in response to improving underwriting profitability, offset in part by a decline in revenue from our Health insurance vertical, in both under 65 health and Medicare.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $44.0 million for the three months ended March 31, 2025, a year-over-year increase of 58.9%, driven primarily by the higher revenue. Contribution Margin was 16.6% in the three months ended March 31, 2025, compared with 21.9% in the three months ended March 31, 2024.

Net loss for the three months ended March 31, 2025 was $2.3 million, compared with a net loss of $1.5 million for the three months ended March 31, 2024, driven primarily due to write-off of $13.4 million of certain acquired intangible assets and a charge of $5.0 million to increase our reserve related to FTC Matter, offset by an increase in gross profit.

Adjusted EBITDA for the three months ended March 31, 2025 was $29.4 million, a year-over-year increase of 103.7%, due primarily to higher gross profit.
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in our 2024 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $473.1 million for the three months ended March 31, 2025, from $219.1 million for the three months ended March 31, 2024, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both Demand Partners and Supply Partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the three months ended March 31, 2025, 99% of total insurance Transaction Value executed on our platform came from Demand Partner relationships in existence during 2024.
Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand and Supply Partners on our platform. We retain and attract Demand Partners by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the three months ended March 31, 2025, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 35.0 million for the three months ended March 31, 2025, from 26.6 million for the three months ended March 31, 2024. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our Demand Partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. Beginning in the second half of 2021, the P&C insurance industry entered a "hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during 2024 as multiple carriers meaningfully increased their spending in our marketplaces. In 2025, the U.S. government has implemented new import tariffs and increases in existing tariff rates on imported automobiles and automobile parts, and may implement additional new tariffs or tariff increases in the future. While these tariffs do not have a material direct impact on our business, they could cause a significant increase in the costs of imported automobile parts, and new and used imported automobiles, resulting in higher automobile insurance claim costs and insurance carrier loss ratios, which could result in a resumption of hard market conditions and a reduction in carrier spending on Consumer Referrals on our platform.
Seasonality
Our results are subject to fluctuations as a result of seasonality. In particular, our P&C insurance vertical is typically characterized by seasonal strength in our quarters ending March 31 due to a greater supply of Consumer Referrals and higher customer acquisition budgets during the start of the year, and by seasonal weakness in our quarters ending December 31 due to a lower supply of Consumer Referrals available on a cost-effective basis and lower customer acquisition budgets from some buyers during those quarters. During the fourth quarter of 2024 our revenue from the P&C insurance vertical was significantly higher than the normal seasonal trend due to heightened shopping activity and the auto industry’s renewed focus on increasing market share. As a result, the sequential increase in our revenue for the first quarter of 2025 was lower than our normal seasonal pattern. Our health insurance vertical is typically characterized by seasonal strength in our quarters ending December 31 due to open enrollment periods for health insurance and annual enrollment for Medicare during those quarters, with a material increase in consumer search volume for health products and a related increase in buyer customer acquisition budgets.
Other factors affecting our partners’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment levels.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how some of these changes may ultimately be interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and more than 20 other states have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2024 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of March 31, 2025, our ownership interest in QLH was 82.8%.
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

Operating results for the three months ended March 31, 2025 and 2024
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025		2024
Revenue	$264,309	100.0%	$126,649	100.0%
Costs and operating expenses
Cost of revenue	222,670	84.2%	102,969	81.3%
Sales and marketing	5,626	2.1%	5,796	4.6%
Product development	4,886	1.8%	4,363	3.4%
General and administrative	17,595	6.7%	11,149	8.8%
Write-off of intangible assets	13,416	5.1%	—	0.0%
Total costs and operating expenses	264,193	100.0%	124,277	98.1%
Income from operations	116	0.0%	2,372	1.9%
Other (income), net	(456)	(0.2)%	(9)	0.0%
Interest expense	2,955	1.1%	3,845	3.0%
Total other expense, net	2,499	0.9%	3,836	3.0%
(Loss) before income taxes	(2,383)	(0.9)%	(1,464)	(1.2)%
Income tax (benefit) expense	(49)	0.0%	27	0.0%
Net (loss)	$(2,334)	(0.9)%	$(1,491)	(1.2)%
Net (loss) attributable to non-controlling interest	(386)	(0.1)%	(378)	(0.3)%
Net (loss) attributable to MediaAlpha, Inc.	$(1,948)	(0.7)%	$(1,113)	(0.9)%
Net (loss) per share of Class A common stock
-Basic and diluted	$(0.04)		$(0.02)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	55,632,321		48,574,448
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Property & Casualty insurance	$223,245	$154,003	222.4%	$69,242
Percentage of total revenue	84.5%			54.7%
Health insurance	33,937	(13,342)	(28.2)%	47,279
Percentage of total revenue	12.8%			37.3%
Life insurance	5,573	(1,990)	(26.3)%	7,563
Percentage of total revenue	2.1%			6.0%
Other	1,554	(1,011)	(39.4)%	2,565
Percentage of total revenue	0.6%			2.0%
Revenue	$264,309	$137,660	108.7%	$126,649

The increase in P&C insurance revenue for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was due to an increase in customer acquisition spending by P&C insurance carrier partners as they refocus on growth in response to the significant improvement in their underwriting profitability. While we expect that automotive tariff developments may put upward pressure on claims costs as the year progresses, we anticipate continued strong near-term momentum, as many carriers currently maintain margins above target levels and competition for market share remains robust.
The decrease in health insurance revenue for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was driven by a decrease in the supply of Consumer Referrals from our Supply Partners as one of our partners ceased operations during the first half of 2024, reduced advertising spend from our under-65 health insurance partners, and a higher mix of transactions from our Private Marketplaces, where we recognize revenue on a net basis. We expect lower revenue from under-65 health insurance going forward as we implement additional compliance enhancements, and our focus is on Medicare Advantage to drive long-term growth in this vertical.
The decrease in life insurance revenue for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was due primarily to a reduced supply of Consumer Referrals resulting from one of our Supply Partners ceasing operations during the three months ended June 30, 2024, offset in part by a higher mix of transactions through our Open Marketplace, which have a greater impact on revenue.
The decrease in other revenue for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was driven primarily by lower revenue from our travel vertical due to a reduced supply of consumer referrals resulting from higher traffic acquisition costs. As revenue from the Travel vertical has continued to decline, we decided to exit the Travel vertical during the second quarter of 2025 and concentrate resources on our core insurance verticals. Revenue from the Travel vertical was $1.0 million and $2.0 million during the three months ended March 31, 2025 and 2024, respectively, and was not considered material.
Cost of revenue
The following table presents our cost of revenue for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Cost of revenue	$222,670	$119,701	116.2%	$102,969
Percentage of revenue	84.2%			81.3%

The increase in cost of revenue for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue and lower take rates, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Sales and marketing	$5,626	$(170)	(2.9)%	$5,796
Percentage of revenue	2.1%			4.6%
The decrease in sales and marketing expenses for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was immaterial.

Product development
The following table presents our product development expenses for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Product development	$4,886	$523	12.0%	$4,363
Percentage of revenue	1.8%			3.4%
The increase in product development expenses for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was due primarily to an increase in personnel-related costs of $0.7 million resulting primarily from the hiring of additional employees.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
General and administrative	$17,595	$6,446	57.8%	$11,149
Percentage of revenue	6.7%			8.8%
The increase in general and administrative expenses for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was due primarily to a $5.2 million increase in legal costs, driven by higher legal fees and a charge of $5.0 million to increase the reserve relating to the FTC Matter, an increase in equity-based compensation expense of $0.6 million, and an increase in personnel-related costs of $0.5 million.
Write-off of intangible assets
The following table presents our write-off of intangible assets for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Write-off of intangible assets	$13,416	$13,416	100.0%	$—
Percentage of revenue	5.1%			—%
The increase in write-off of intangible assets for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was due to a write-off of $13.4 million of customer relationships and trademarks, trade names, and domain names acquired as part of the Customer Helper Team, LLC acquisition as we do not expect any future cash inflows from these assets.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Cost of revenue	$294	$(1,563)	(84.2)%	$1,857
Sales and marketing	1,283	(418)	(24.6)%	1,701
Product development	1,248	(234)	(15.8)%	1,482
General and administrative	4,199	605	16.8%	3,594
Total	$7,024	$(1,610)	(18.6)%	$8,634
The decrease in equity-based compensation expense for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was due primarily to acceleration of the vesting of certain RSUs held by employees during the three months ended March 31, 2024 in connection with the termination of their employment and certain RSUs granted to employees being fully vested prior to December 31, 2024, offset in part by higher expenses related to annual awards of RSUs granted to employees and higher employee headcount.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Sales and Marketing	$1,216	$(180)	(12.9)%	$1,396
General and administrative	228	15	7.0%	213
Total	$1,444	$(165)	(10.3)%	$1,609
The decrease in amortization expense for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was immaterial.
Other (income), net
The following table presents our other (income), net for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Other (income), net	$(456)	$(447)	n/m	$(9)
Percentage of revenue	(0.2)%			0.0%
The increase in other (income), net for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was due to an increase in interest income resulting primarily from higher cash balances.
Interest expense
The following table presents our interest expense for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Interest expense	$2,955	$(890)	(23.1)%	$3,845
Percentage of revenue	1.1%			3.0%

The decrease in interest expense for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was driven by the impact of lower interest rates as well as lower outstanding balances during the 2025 period.
Income tax (benefit) expense
The following table presents our income tax (benefit) expense for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Income tax (benefit) expense	$(49)	$(76)	(281.5)%	$27
Percentage of revenue	0.0%			0.0%
For the three months ended March 31, 2025, we recorded an income tax benefit of $49 thousand resulting from our effective tax rate of 2.1%, which differed from the U.S. federal statutory tax rate of 21%, due primarily to the tax impacts of changes in our valuation allowance. For the three months ended March 31, 2024, we recorded an income tax expense of $27 thousand resulting from our effective tax rate of (1.8)%, which differed from the U.S. federal statutory tax rate of 21%.

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

The following table reconciles Adjusted EBITDA with net (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net (loss)	$(2,334)	$(1,491)
Equity-based compensation expense	7,024	8,634
Interest expense	2,955	3,845
Income tax (benefit) expense	(49)	27
Depreciation expense on property and equipment	62	61
Amortization of intangible assets	1,444	1,609
Transaction expenses(1)	—	658
Write-off of intangible assets(2)	13,416	—
Changes in Tax Indemnification Receivable	(21)	(1)
Legal expenses(3)	6,879	1,077
Adjusted EBITDA	$29,376	$14,419
(1)Transaction expenses consist of $0.7 million of legal and accounting fees incurred by us for the three months ended March 31, 2024 in connection with resale registration statements filed with the SEC.
(2)Write-off of intangible assets for the three months ended March 31, 2025 consist of a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names intangible assets acquired as part of the acquisition of Customer Helper Team, LLC.
(3)Legal expenses of $6.9 million for the three months ended March 31, 2025, consist of a $5.0 million increase to the loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter. Legal expenses of $1.1 million for the three months ended March 31, 2024, consist of legal fees incurred in connection with the FTC Matter.
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

The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$264,309	$126,649
Less cost of revenue	(222,670)	(102,969)
Gross profit	$41,639	$23,680
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	294	1,857
Salaries, wages, and related	816	908
Internet and hosting	171	131
Other expenses	202	203
Depreciation	6	5
Other services	712	828
Merchant-related fees	142	64
Contribution	$43,982	$27,676
Gross margin	15.8%	18.7%
Contribution Margin	16.6%	21.9%
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
The following table presents Transaction Value by platform model for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Open Marketplace transactions	$258,419	$122,429
Percentage of total Transaction Value	54.6%	55.9%
Private Marketplace transactions	214,682	96,677
Percentage of total Transaction Value	45.4%	44.1%
Total Transaction Value	$473,101	$219,106

The following table presents Transaction Value by vertical for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Property & Casualty insurance	$406,847	$135,494
Percentage of total Transaction Value	86.0%	61.8%
Health insurance	57,679	69,087
Percentage of total Transaction Value	12.2%	31.5%
Life insurance	6,956	10,237
Percentage of total Transaction Value	1.5%	4.7%
Other	1,619	4,288
Percentage of total Transaction Value	0.3%	2.0%
Total Transaction Value	$473,101	$219,106
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Clicks	87.0%	74.6%
Calls	6.5%	15.9%
Leads	6.5%	9.5%
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of March 31, 2025 and December 31, 2024, our cash and cash equivalents totaled $63.6 million and $43.3 million, respectively. As of March 31, 2025, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $156.1 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million.
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
Cash Flows
The following table presents a summary of our cash flows for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(dollars in thousands)	Three Months Ended March 31, 2025	$	%	Three Months Ended March 31, 2024
Net cash provided by operating activities	$23,701	$22,023	1,312.5%	$1,678
Net cash (used in) investing activities	$(57)	$(23)	67.6%	$(34)
Net cash (used in) financing activities	$(3,349)	$1,095	(24.6)%	$(4,444)
Operating activities
Cash flows provided by operating activities were $23.7 million for the three months ended March 31, 2025, compared with $1.7 million for the three months ended March 31, 2024. The increase was due primarily to an increase in net income, after excluding the impact of non-cash items and increase in net working capital due to the favorable changes in accounts receivable on account of higher revenues partially offset by unfavorable changes in accounts payable due to the timing of payments .
Investing activities
Cash flows used in investing activities were immaterial for the three months ended March 31, 2025 and 2024.

Financing activities
Cash flows used in financing activities were $3.3 million for the three months ended March 31, 2025, compared with $4.4 million for the three months ended March 31, 2024. The decrease was due primarily to higher payments made for shares withheld for taxes on vesting of RSUs during the three months ended March 31, 2024.
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
Loans under the 2021 Credit Facilities will mature on July 29, 2026 and we plan to seek a refinancing or extension of these credit facilities. Loans under the 2021 Term Loan Facility amortize quarterly, beginning with the first business day after December 31, 2021 and ending with June 30, 2026, by an amount equal to 1.25% of the aggregate outstanding principal amount of the term loans initially made. In addition, the 2021 Term Loan Facility also requires mandatory prepayments of principal in the amount of any Excess Cash Flow (as defined in the Amended Credit Agreement) on an annual basis. We generated Excess Cash Flow for the year ended December 31, 2023, and prepaid approximately $3.0 million of the principal under the 2021 Term Loan Facility during the three months ended June 30, 2024. The 2021 Revolving Credit Facility does not require amortization of principal and will mature on July 29, 2026.
As of March 31, 2025, we had $155.2 million of outstanding borrowings, net of deferred debt issuance costs of $0.8 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of March 31, 2025 and December 31, 2024, we recorded $7.0 million of estimated payments related to the 2024 tax year due under the TRA within accrued expenses and liabilities under tax receivables agreement, net of current portion, respectively, on the consolidated balance sheets as these payments are probable and payable during the first quarter of 2026. Based on the significant improvement in our pre-tax income during 2024 and the current forecasts, we expect that in the foreseeable future, there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event we may be required to release a portion or all of the valuation allowance on our deferred tax assets and may also be required to record a liability pursuant to the TRA.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2024 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $0.4 million impact on interest expense for the three months ended March 31, 2025.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$122	46%	1	$20	16%
Purchases	1	$29	13%	1	$13	13%

	As of March 31, 2025			As of December 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$54	47%	2	$66	46%
Accounts payable	1	$10	12%	4	$56	53%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2024 Annual Report on Form 10-K, other than certain updates to the risk factor presented below.
Our business is highly subject to business cycles and risks related to the property & casualty insurance, health insurance, and life insurance industries.
We derive a substantial majority of our revenue from sales of Consumer Referrals to property & casualty insurance carriers, health insurance carriers and brokers, and life insurance carriers. Revenue from our insurance verticals accounted for 99.4% and 98.0% of our total revenue for the three months ended March 31, 2025 and 2024, respectively, and 99.0% and 96.6% of our total revenue for the years ended December 31, 2024 and 2023, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our Demand Partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers began to reduce their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues, and those reductions continued and in many cases worsened during 2022 and 2023 before beginning to recover in 2024. We will likely experience such insurance industry cycles again in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. In 2025, the U.S. government has implemented new import tariffs and increases in existing tariff rates on imported automobiles and automobile parts, and may implement additional new tariffs or tariff increases in the future. These tariffs could cause a significant increase in the costs of imported automobile parts, as well as the costs of new and used automobiles, which are used for calculating loss payments by insurance carriers. These cost increases may increase automobile insurance claim costs and carrier loss ratios, which could result in a resumption of hard market conditions and a reduction in carrier spending on Consumer Referrals on our platform, which would materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2025:

2025	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	$—	N/A	N/A
February 1 through February 28	67,801	$12.78	N/A	N/A
March 1 through March 31	—	$—	N/A	N/A
Total	67,801	$12.78	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of its Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
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

MEDIAALPHA, INC.

Date:	April 30, 2025	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer