Form 10-Q
period 2025-06-30
MediaAlpha, Inc.
filed 2025-08-06
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 31, 2025, there were 56,370,303 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 11,574,029 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$85,381	$43,266
Accounts receivable, net of allowance for credit losses of $729 and $1,005, respectively	102,776	142,932
Prepaid expenses and other current assets	4,317	3,711
Total current assets	192,474	189,909
Intangible assets, net	4,613	19,985
Goodwill	47,739	47,739
Other assets	4,592	4,814
Total assets	$249,418	$262,447
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$75,838	$105,563
Accrued expenses	63,980	18,542
Current portion of long-term debt	8,869	8,849
Total current liabilities	148,687	132,954
Long-term debt, net of current portion	149,154	153,596
Liabilities under tax receivables agreement, net of current portion	—	7,006
Other long-term liabilities	8,534	15,123
Total liabilities	$306,375	$308,679
Commitments and contingencies (Note 5)
Stockholders' deficit
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 56.4 million and 55.5 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	564	555
Class B common stock, $0.01 par value - 100 million shares authorized; 11.6 million and 11.6 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	116	116
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	522,169	507,640
Accumulated deficit	(526,623)	(505,933)
Total stockholders' (deficit) equity attributable to MediaAlpha, Inc.	$(3,774)	$2,378
Non-controlling interests	(53,183)	(48,610)
Total stockholders' deficit	$(56,957)	$(46,232)
Total liabilities and stockholders' deficit	$249,418	$262,447
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$251,622	$178,274	$515,931	$304,923
Costs and operating expenses
Cost of revenue	213,935	146,589	436,605	249,558
Sales and marketing	5,228	6,316	10,854	12,112
Product development	5,353	5,052	10,239	9,415
General and administrative	47,148	13,824	64,743	24,973
Write-off of intangible assets	—	—	13,416	—
Total costs and operating expenses	271,664	171,781	535,857	296,058
(Loss) income from operations	(20,042)	6,493	(19,926)	8,865
Other (income), net	(695)	(1,808)	(1,151)	(1,817)
Interest expense	2,870	3,751	5,825	7,596
Total other expense, net	2,175	1,943	4,674	5,779
(Loss) income before income taxes	(22,217)	4,550	(24,600)	3,086
Income tax expense	316	130	267	157
Net (loss) income	$(22,533)	$4,420	$(24,867)	$2,929
Net (loss) income attributable to non-controlling interest	(3,791)	800	(4,177)	422
Net (loss) income attributable to MediaAlpha, Inc.	$(18,742)	$3,620	$(20,690)	$2,507
Net (loss) income per share of Class A common stock
-Basic	$(0.33)	$0.07	$(0.37)	$0.05
-Diluted	$(0.33)	$0.07	$(0.37)	$0.04
Weighted average shares of Class A common stock outstanding
-Basic	56,141,117	53,367,896	55,888,125	50,971,172
-Diluted	56,141,117	53,367,896	55,888,125	65,868,384
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
Vesting of restricted stock units	299,544	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	6,707	—	—	6,707
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(867)	—	—	(867)
Distributions to non-controlling interests	—	—	—	—	—	—	(107)	(107)
Vesting of performance-based restricted stock units	139,998	1	—	—	1,648	—	—	1,649
Net (loss)	—	—	—	—	—	(1,948)	(386)	(2,334)
Balance at March 31, 2025	55,895,646	$559	11,574,029	$116	$515,125	$(507,881)	$(49,103)	$(41,184)
Vesting of restricted stock units	474,657	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,112	—	—	8,112
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,063)	—	—	(1,063)
Contributions from QLH’s members	—	—	—	—	—	—	391	391
Distributions to non-controlling interests	—	—	—	—	—	—	(680)	(680)
Net (loss)	—	—	—	—	—	(18,742)	(3,791)	(22,533)
Balance at June 30, 2025	56,370,303	$564	11,574,029	$116	$522,169	$(526,623)	$(53,183)	$(56,957)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	3,057,000	31	(3,057,000)	(31)	(14,280)	—	14,280	—
Vesting of restricted stock units	407,803	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	8,575	—	7	8,582
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,956)	—	—	(1,956)
Distributions to non-controlling interests	—	—	—	—	—	—	(113)	(113)
Net (loss)	—	—	—	—	—	(1,113)	(378)	(1,491)
Balance at March 31, 2024	50,825,257	$508	15,013,829	$150	$503,949	$(523,675)	$(70,335)	$(89,403)
Exchange of non-controlling interest for Class A common stock	3,439,800	34	(3,439,800)	(34)	(16,104)	—	16,104	—
Vesting of restricted stock units	464,296	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,876	—	6	8,882
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,721)	—	—	(1,721)
Distributions to non-controlling interests	—	—	—	—	—	—	(904)	(904)
Contributions from QLH’s members	—	—	—	—	—	—	756	756
Net income	—	—	—	—	—	3,620	800	4,420
Balance at June 30, 2024	54,729,353	$547	11,574,029	$116	$494,995	$(520,055)	$(53,573)	$(77,970)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(24,867)	$2,929
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity-based compensation expense	15,136	17,855
Non-cash lease expense	456	395
Depreciation expense on property and equipment	130	126
Amortization of intangible assets	1,956	3,218
Amortization of deferred debt issuance costs	359	380
Write-off of intangible assets	13,416	—
Credit losses	(192)	147
Tax receivables agreement liability related adjustments	79	—
Changes in operating assets and liabilities:
Accounts receivable	40,348	(37,070)
Prepaid expenses and other current assets	(637)	159
Other assets	250	249
Accounts payable	(29,725)	34,325
Accrued expenses	32,714	574
Net cash provided by operating activities	$49,423	$23,287
Cash flows from investing activities
Purchases of property and equipment	(232)	(164)
Net cash (used in) investing activities	$(232)	$(164)
Cash flows from financing activities
Payments made for / proceeds received from:
Repayments on long-term debt	(4,750)	(7,797)
Contributions from QLH’s members	391	756
Distributions to non-controlling interests	(787)	(1,017)
Shares withheld for taxes on vesting of restricted stock units	(1,930)	(3,677)
Net cash (used in) financing activities	$(7,076)	$(11,735)
Net increase in cash and cash equivalents	42,115	11,388
Cash and cash equivalents, beginning of period	43,266	17,271
Cash and cash equivalents, end of period	$85,381	$28,659
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,616	$7,300
Income taxes paid, net of refunds	$824	$(2)
Non-cash Investing and Financing Activities:
Establishment of tax indemnification receivable in connection with the Reorganization Transactions	$(206)	$(2)
Right-of-use assets obtained in exchange of lease obligations	$176	$—
Vesting of performance-based restricted stock units	$1,649	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2024 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2025.
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
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.7 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$125	50%	2	$70	39%
Purchases	2	$53	25%	—	$—	—%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$247	48%	2	$95	31%
Purchases	1	$60	14%	1	$25	10%

	As of June 30, 2025			As of December 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$43	42%	2	$66	46%
Accounts payable	2	$19	25%	4	$56	53%
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA"), under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of June 30, 2025 and December 31, 2024, the Company had a $7.1 million and $7.0 million liability, respectively, for estimated payments related to the 2024 tax year under the TRA as these payments were probable. During the three and six months ended June 30, 2025 and 2024, no payments were made pursuant to the TRA.
Liquidity
As of June 30, 2025, the aggregate principal amount outstanding under the 2021 Credit Facilities was $158.7 million, with $45.0 million remaining available for borrowing under the 2021 Revolving Credit Facility. On August 4, 2025, the Company entered into an amendment to the 2021 Credit Facilities, pursuant to which lenders representing $138.1 million and $4.6 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date, agreed to extend the maturity date of such loans or revolving commitments by one year, to July 29, 2027. The remaining lenders, representing $13.3 million and $0.4 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date, did not extend the maturity date of their loans or revolving commitments, and such loans are considered to be current liabilities as their maturity falls within twelve months from the date of the issuance of these consolidated financial statements as further discussed in Note 4 - Long-term debt.

As of June 30, 2025, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On October 30, 2024, the Company received a letter from the staff of the Federal Trade Commission (FTC) stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties. On July 3, 2025 the Company reached agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the FTC Commissioners to fully resolve all of the FTC's claims (Consent Order). On August 6, 2025, the Staff notified the Company that the Commissioners had approved the Consent Order. Under the terms of the Consent Order, the Company has agreed to pay $45.0 million and to certain other provisions as further discussed in Note 5 - Commitments and contingencies - Litigation and other matters. The Company plans to pay the settlement amount from cash on hand.
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
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Open Marketplace transactions	$245,280	$171,504	$503,699	$293,933
Private Marketplace transactions	6,342	6,770	12,232	10,990
Total	$251,622	$178,274	$515,931	$304,923
The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Property & casualty insurance	$227,162	$134,422	$450,407	$203,664
Health insurance	18,074	34,774	52,011	82,053
Life insurance	5,225	6,518	10,798	14,081
Other	1,161	2,560	2,715	5,125
Total	$251,622	$178,274	$515,931	$304,923

3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		June 30, 2025			December 31, 2024
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$25,040	$(20,816)	$4,224	$43,500	$(29,503)	$13,997
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	1,624	(1,235)	389	9,284	(3,296)	5,988
Intangible assets		$26,967	$(22,354)	$4,613	$53,087	$(33,102)	$19,985
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets was $0.5 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as the Company did not intend to use or expect any future economic benefits from these intangible assets. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	June 30, 2025		December 31, 2024
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$19,985	$47,739	$26,015
Additions to goodwill and intangible assets	—	—	—	400
Amortization	—	(1,956)	—	(6,430)
Write-off of intangible assets	—	(13,416)	—	—
Ending balance	$47,739	$4,613	$47,739	$19,985
As of June 30, 2025, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2025–Remaining Period	$1,022
2026	1,911
2027	1,364
2028	37
2029	40
Thereafter	239
$4,613
4. Long-term debt
On July 29, 2021, QuoteLab, LLC (“Borrower”) and QLH entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Credit Agreement”). On June 8, 2023, the Borrower and QLH entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended by the Second Amendment, the “Amended Credit Agreement”).

On August 4, 2025 ("Effective Date"), QuoteLab, LLC and QLH entered into a Third Amendment (the “Third Amendment”) to the Amended Credit Agreement, pursuant to which lenders representing $138.1 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility as of the Effective Date, agreed to extend the maturity date by one year, to July 29, 2027 ("Extended Term Loans"). The remaining $13.3 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility, as of the Effective Date (the “Non-Extended Term Loans” and, together with the Extended Term Loans, the “Term Loans”) will mature on July 29, 2026. The Term Loans amortize quarterly, beginning with December 31, 2021 and ending with (a) June 30, 2026, in the case of the Non-Extended Term Loans, and (b) June 30, 2027, in the case of the Extended Term Loans, by an amount equal to 1.25% of the aggregate principal amount of the Term Loans initially made on July 29, 2021. Also, as of the Effective Date, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity date by one year, to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026.
The Company plans to seek a refinancing of the 2021 Credit Facilities prior to July 2026. The Third Amendment did not materially impact the covenants or other terms and conditions under the Amended Credit Agreement and did not result in any additional cash proceeds. The Company incurred additional fees of $0.3 million as a result of the Third Amendment.
Long-term debt consisted of the following:

	As of
(in thousands)	June 30, 2025	December 31, 2024
2021 Term Loan Facility	$153,703	$158,453
2021 Revolving Credit Facility	5,000	5,000
Unamortized debt issuance costs	(680)	(1,008)
Total debt	$158,023	$162,445
Less: current portion, net of debt issuance costs of $631 and $651, respectively	(8,869)	(8,849)
Total long-term debt	$149,154	$153,596
The Company incurred interest expense on the 2021 Term Loan Facility of $2.6 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $5.4 million and $7.0 million for the six months ended June 30, 2025 and 2024, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee that is based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.25% as of June 30, 2025. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company’s interest rates on the outstanding borrowings under the 2021 Term Loan Facility and 2021 Revolving Credit Facility were 6.39%.
Accrued interest was $2.6 million as of June 30, 2025 and $2.9 million as of December 31, 2024, and is included within accrued expenses on the consolidated balance sheets. As of June 30, 2025, the Company was in compliance with all covenants under the 2021 Credit Facilities.
The expected future principal payments for all borrowings as of June 30, 2025 were as follows:

(in thousands)	Contractual maturity

2025–Remaining Period	$4,750
2026	153,953
158,703
Unamortized debt issuance costs	(680)
Total debt	$158,023

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
FTC Matter
On February 21, 2023, the Company received a civil investigative demand from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the Telemarketing Sales Rule ("TSR") and the Government and Business Impersonation Rule (the “Impersonation Rule”).
The FTC Staff alleged that, in connection with the Company’s lead generation and telemarketing activities, the Company has represented itself as affiliated with government entities, made misleading claims (in particular regarding health insurance products and the Company’s use of consumers’ personal information) and utilized deceptive advertising, in violation of Section 5(a) of the FTC Act. The FTC Staff further alleged that the Company has violated the Impersonation Rule in representing itself to be affiliated with government entities and the TSR in connection with its telemarketing activities, and has assisted and facilitated violations of the TSR by its Demand Partners in the under-65 health vertical.
On July 3, 2025, the Company reached agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the Commissioners of the FTC to fully resolve the FTC’s claims. On August 6, 2025, the Staff notified the Company that the Commissioners had approved the Consent Order. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing to the FTC’s allegations, the Company has agreed to pay $45.0 million as monetary relief, of which $33.5 million is payable within seven days of entry of the Consent Order by the court and the remaining $11.5 million within 90 days of entry of the Consent Order. Under the Consent Order, the Company has also agreed to, among other things: implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to oversee the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
Based on the terms of the settlement, the Company has recorded a loss in connection with the FTC Matter. As of June 30, 2025 and December 31, 2024, the Company had recorded a reserve of $45.0 million and $7.0 million, respectively, in connection with this matter, which has been recorded within accrued expenses and other long-term liabilities on the consolidated balance sheets.
During the three and six months ended June 30, 2025, the Company incurred legal fees of $2.3 million and $4.1 million, respectively, and during the three and six months ended June 30, 2024, the Company incurred legal fees of $0.7 million and $1.8 million, respectively, in connection with the FTC Matter, which are included within general and administrative expenses on the consolidated statement of operations.

Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024, and by the Board of Review of the Office of Finance on July 23, 2025. The Company has remitted the assessed amount to avoid interest and penalties, and plans to initiate litigation challenging the assessment and the City's classification and methodology in applying the Business Tax to the Company. Payment of such amount does not constitute an admission that the Company is subject to such taxes, and if the Company prevails in the litigation the City would be required to repay such amounts or credit them against taxes payable in the future, potentially with interest. As of June 30, 2025, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of June 30, 2025 and December 31, 2024, the Company did not have any other material contingency reserves established for litigation liabilities.
6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
QLH restricted Class B-1 units	$—	$6	$—	$13
Restricted Class A shares	—	101	—	206
Restricted stock units	8,112	8,775	14,819	17,245
Performance-based restricted stock units	—	339	317	391
Total equity-based compensation	$8,112	$9,221	$15,136	$17,855
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$277	$392	$571	$2,249
Sales and marketing	1,457	2,042	2,740	3,743
Product development	1,498	1,786	2,746	3,268
General and administrative	4,880	5,001	9,079	8,595
Total equity-based compensation	$8,112	$9,221	$15,136	$17,855
As of June 30, 2025, total unrecognized compensation cost related to unvested restricted stock units was $65.3 million, which is expected to be recognized over a weighted-average period of 2.87 years.
7. Fair Value Measurements
The Company does not have any financial instruments measured at fair value on a recurring basis.
The Company’s financial instruments measured at fair value on a non-recurring basis consist of:
Long-Term Debt
As of June 30, 2025, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 5.75% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.

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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
(Loss) income before income taxes	$(22,217)	$4,550	$(24,600)	$3,086
Income tax expense	$316	$130	$267	$157
Effective Tax Rate	(1.4)%	2.9%	(1.1)%	5.1%
The Company's effective tax rate of (1.4)% and (1.1)% for the three and six months ended June 30, 2025, respectively, and 2.9% and 5.1% for the three and six months ended June 30, 2024, respectively, differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of changes in valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2025. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and six months ended June 30, 2025, holders of Class B-1 units exchanged zero units, and during the three and six months ended June 30, 2024 exchanged 3,439,800 and 6,496,800 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional-paid-in-capital in its consolidated statements of stockholders’ deficit. In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three and six months ended June 30, 2024, the Company did not recognize any additional deferred tax assets as the Company has recognized a full valuation allowance on its deferred tax assets.
As of June 30, 2025 and December 31, 2024, the Company had a valuation allowance of $122.7 million and $120.6 million, respectively, against its deferred tax assets. The valuation allowance reflects the Company's recent history of pre-tax losses, which represents significant objective negative evidence that the Company will be able to generate sufficient taxable income to realize its deferred tax assets in the foreseeable future. Such negative evidence is difficult to overcome and limits the consideration of other subjective evidence, such as projected future earnings. Based on the significant improvement in the Company's pre-tax income during 2024 and its current forecasts, the Company expects that in the near future, the objective negative evidence in the form of historical pre-tax losses will no longer be present, in which event the Company would be able to release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net income.
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate or deferred tax assets in 2025.
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
In the event the Company generates taxable income for any year, the Company would be required to recognize a portion or all of the liability under the TRA. In relation to the estimated payments under the TRA for the 2024 tax year, as these payments were deemed probable, the Company recorded a liability of $7.1 million and $7.0 million as of June 30, 2025 and December 31, 2024, respectively, within accrued expenses and liabilities under tax receivables agreement, net of current portion, on the consolidated balance sheets. If the Company had determined that it was probable that it would generate sufficient future taxable income to make future payments under the TRA, it would have also recorded an additional liability pursuant to the TRA of approximately $112 million and $115 million as of June 30, 2025 and December 31, 2024, respectively, in the consolidated balance sheets.
No payments were made pursuant to the TRA during the three and six months ended June 30, 2025 and 2024.
9. Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share data and per share amounts)	2025	2024	2025	2024
Basic
Net (loss) income	$(22,533)	$4,420	$(24,867)	$2,929
Less: net (loss) income attributable to non-controlling interest	(3,791)	800	(4,177)	422
Net (loss) income attributable to MediaAlpha, Inc.	$(18,742)	$3,620	$(20,690)	$2,507
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	56,141,117	53,367,896	55,888,125	50,971,172
Weighted-average shares of Class A common stock outstanding - diluted	56,141,117	53,367,896	55,888,125	65,868,384
Net (loss) income per share of Class A common stock - basic	$(0.33)	$0.07	$(0.37)	$0.05
Net (loss) income per share of Class A common stock - diluted	$(0.33)	$0.07	$(0.37)	$0.04

(in thousands except share data and per share amount)	Six Months Ended June 30, 2024
Diluted
Net income	$2,929
Add: incremental tax benefits related to exchange of Class B-1 units	—
Net income available for diluted common shares	$2,929
Weighted-average shares outstanding:
Class A common stock	50,971,172
Class B-1 units	14,897,212
Weighted-average shares of Class A common stock and potential Class A common stock	65,868,384
Net income per share of Class A common stock - diluted	$0.04
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
The following table summarizes the shares and units with a potentially dilutive impact for the three months ended June 30, 2025 and 2024:

	As of
	June 30, 2025	June 30, 2024
QLH Class B-1 Units	11,609,982	11,609,982
Restricted Class A Shares	—	6,455
Restricted stock units	5,521,475	4,065,863
Potentially dilutive shares	17,131,457	15,682,300
The following table summarizes the shares and units with a potentially dilutive impact for the six months ended June 30, 2025 and 2024:

	As of
	June 30, 2025	June 30, 2024
QLH Class B-1 Units	11,609,982	307
Restricted Class A Shares	—	6,455
Restricted stock units	5,521,475	4,065,863
Potentially dilutive shares	17,131,457	4,072,625
For the three and six months ended June 30, 2024 the outstanding performance based RSUs were not included in the potentially dilutive securities as the performance conditions had not been met as of June 30, 2024.
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
During the three and six months ended June 30, 2025, the holders of the non-controlling interests had zero Exchanges. During the three and six months ended June 30, 2024, the holders of the non-controlling interests had 3,439,800 and 6,496,800 Exchanges, respectively. As of June 30, 2025, the holders of the non-controlling interests owned 17.1% of the total equity interests in QLH, with the remaining 82.9% owned by MediaAlpha, Inc. As of December 31, 2024, the holders of the non-controlling interests owned 17.3% of the total equity interests in QLH, with the remaining 82.7% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $1.9 billion in Transaction Value across our platform from these verticals over the twelve-month period ended June 30, 2025.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. For the twelve-month period ended June 30, 2025, consumers shopped for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites each month, driving an average of 11.2 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Revenue	$251.6	73.3	41.1%	$178.3
Transaction Value[1]	$480.8	159.0	49.4%	$321.8
Contribution[1]	$39.8	6.1	18.1%	$33.7
Net (Loss) Income	$(22.5)	(26.9)	n/m	$4.4
Adjusted EBITDA[1]	$24.5	5.8	30.7%	$18.7

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

For the three months ended June 30, 2025, we generated $251.6 million of revenue and $480.8 million of Transaction Value, representing increases of 41.1% and 49.4%, respectively, compared with the three months ended June 30, 2024, driven primarily by significant increases in customer acquisition spending by P&C carrier partners as they continue to focus on growth and increasing market share in response to improving underwriting profitability, offset in part by a decline in revenue from our Health insurance vertical, in both under-65 health and Medicare.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $39.8 million for the three months ended June 30, 2025, a year-over-year increase of 18.1%, driven primarily by the higher revenue. Contribution Margin was 15.8% in the three months ended June 30, 2025, compared with 18.9% in the three months ended June 30, 2024.

Net loss for the three months ended June 30, 2025 was $22.5 million, compared with net income of $4.4 million for the three months ended June 30, 2024, due primarily to a charge of $33.0 million to increase our reserve related to FTC Matter, offset by an increase in gross profit. On August 6, 2025, the Company and the FTC entered into a stipulated Consent Order that fully resolves all claims arising from their investigation. Under the terms of the settlement, the Company has agreed to pay $45.0 million as monetary relief, and accordingly the Company increased its reserve related to the FTC Matter as of June 30, 2025.

Adjusted EBITDA for the three months ended June 30, 2025 was $24.5 million, a year-over-year increase of 30.7%, due primarily to higher gross profit.

Other developments
On August 4, 2025, we agreed with lenders representing $138.1 million and $4.6 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date to extend maturity date by one year, to July 29, 2027. The remaining lenders, representing $13.3 million and $0.4 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date, did not agree to extend the maturity date of their loans, and such amounts are considered to be current liabilities as their maturity falls within twelve months from the date of the issue of these consolidated financial statements.
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
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $480.8 million and $953.9 million for the three and six months ended June 30, 2025, respectively, from $321.8 million and $540.9 million for the three and six months ended June 30, 2024, respectively, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both Demand Partners and Supply Partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the three and six months ended June 30, 2025, 98% and 99% of total insurance Transaction Value executed on our platform came from Demand Partner relationships in existence during 2024, respectively.
Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand and Supply Partners on our platform. We retain and attract Demand Partners by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the six months ended June 30, 2025, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 34.0 million and 69.0 million for the three and six months ended June 30, 2025, respectively, from 26.2 million and 52.8 million for the three and six months ended June 30, 2024, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend.
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
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of June 30, 2025, our ownership interest in QLH was 82.9%.
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

Operating results for the three months ended June 30, 2025 and 2024
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025		2024
Revenue	$251,622	100.0%	$178,274	100.0%
Costs and operating expenses
Cost of revenue	213,935	85.0%	146,589	82.2%
Sales and marketing	5,228	2.1%	6,316	3.5%
Product development	5,353	2.1%	5,052	2.8%
General and administrative	47,148	18.7%	13,824	7.8%
Total costs and operating expenses	271,664	108.0%	171,781	96.4%
(Loss) income from operations	(20,042)	(8.0)%	6,493	3.6%
Other (income), net	(695)	(0.3)%	(1,808)	(1.0)%
Interest expense	2,870	1.1%	3,751	2.1%
Total other expense, net	2,175	0.9%	1,943	1.1%
(Loss) income before income taxes	(22,217)	(8.8)%	4,550	2.6%
Income tax expense	316	0.1%	130	0.1%
Net (loss) income	$(22,533)	(9.0)%	$4,420	2.5%
Net (loss) income attributable to non-controlling interest	(3,791)	(1.5)%	800	0.4%
Net (loss) income attributable to MediaAlpha, Inc.	$(18,742)	(7.4)%	$3,620	2.0%
Net (loss) income per share of Class A common stock
-Basic and diluted	$(0.33)		$0.07
Weighted average shares of Class A common stock outstanding
-Basic and diluted	56,141,117		53,367,896
Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Property & Casualty insurance	$227,162	$92,740	69.0%	$134,422
Percentage of total revenue	90.3%			75.4%
Health insurance	18,074	(16,700)	(48.0)%	34,774
Percentage of total revenue	7.2%			19.5%
Life insurance	5,225	(1,293)	(19.8)%	6,518
Percentage of total revenue	2.1%			3.7%
Other	1,161	(1,399)	(54.6)%	2,560
Percentage of total revenue	0.4%			1.4%
Revenue	$251,622	$73,348	41.1%	$178,274
The increase in P&C insurance revenue for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was due to an increase in customer acquisition spending by P&C insurance carrier partners as they refocus on growth in response to the significant improvement in their underwriting profitability as well as to an increase in supply of Consumer Referrals due to the addition of new Supply Partners. While automotive tariff developments may put upward pressure on claims costs and carrier profitability as the year progresses, we anticipate continued strong near-term momentum, as the profit margins of many carriers are currently above target levels and competition for market share remains robust.

The decrease in health insurance revenue for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was driven by actions taken in our under-65 vertical to address concerns raised by the FTC. Additionally, Revenue from Medicare declined due to industry-wide headwinds and a higher mix of transactions in our Private Marketplace. Our primary focus in the health insurance vertical continues to be on Medicare Advantage, which we believe represents a large and growing opportunity where we are well positioned to capture future growth. We expect the compliance procedures implemented pursuant to the FTC Matter settlement, together with our previous actions, to reduce full year 2025 revenue from the under-65 vertical by approximately $70 million, a portion of which has already been realized during the six months ended June 30, 2025. Revenue from under-65 health declined from $28.0 million for three months ended June 30, 2024 to $13.8 million for the three months ended June 30, 2025.
The decrease in life insurance revenue for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was due primarily to a reduced supply of Consumer Referrals resulting from one of our Supply Partners ceasing operations during the three months ended June 30, 2024.
The decrease in other revenue for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was driven primarily by lower revenue from our travel vertical as we have fully exited the vertical during the second quarter of 2025. Revenue from the Travel vertical was $0.7 million and $2.0 million during the three months ended June 30, 2025 and 2024, respectively, and was not considered material.
Cost of revenue
The following table presents our cost of revenue for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Cost of revenue	$213,935	$67,346	45.9%	$146,589
Percentage of revenue	85.0%			82.2%

The increase in cost of revenue for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was driven primarily by higher revenue share payments to Supply Partners due to the overall increase in revenue and lower take rates, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Sales and marketing	$5,228	$(1,088)	(17.2)%	$6,316
Percentage of revenue	2.1%			3.5%
The decrease in sales and marketing expenses for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was due primarily to a decrease in amortization expense of $0.9 million and a decrease in equity-based compensation expense of $0.6 million.

Product development
The following table presents our product development expenses for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Product development	$5,353	$301	6.0%	$5,052
Percentage of revenue	2.1%			2.8%
The increase in product development expenses for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was due primarily to an increase in personnel-related costs of $0.6 million resulting primarily from the hiring of additional employees.
General and administrative
The following table presents our general and administrative expenses for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
General and administrative	$47,148	$33,324	241.1%	$13,824
Percentage of revenue	18.7%			7.8%
The increase in general and administrative expenses for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was due primarily to a $34.0 million increase in legal costs, driven by higher legal fees and a charge of $33.0 million to increase the reserve relating to the FTC Matter and an increase in personnel-related costs of $0.6 million.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Cost of revenue	$277	$(115)	(29.3)%	$392
Sales and marketing	1,457	(585)	(28.6)%	2,042
Product development	1,498	(288)	(16.1)%	1,786
General and administrative	4,880	(121)	(2.4)%	5,001
Total	$8,112	$(1,109)	(12.0)%	$9,221
The decrease in equity-based compensation expense for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was due primarily to certain RSUs granted to employees being fully vested during the three months ended March 31, 2024, offset in part by higher expenses related to annual awards of RSUs granted to employees during the three months ended March 31, 2025 and higher employee headcount.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Sales and Marketing	$512	$(885)	(63.4)%	$1,397
General and administrative	—	(212)	(100.0)%	212
Total	$512	$(1,097)	(68.2)%	$1,609
The decrease in amortization expense for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was due primarily to the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition during the three months ended March 31, 2025.
Other (income), net
The following table presents our other (income), net for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Other (income), net	$(695)	$1,113	(61.6)%	$(1,808)
Percentage of revenue	(0.3)%			(1.0)%
The decrease in other (income), net for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was driven primarily by a one-time contract termination fee of $1.7 million received from one of our partners in the Health and Life vertical that ceased operations during the three months ended June 30, 2024, offset in part by an increase in interest income resulting primarily from higher cash balances during the three months ended June 30, 2025.
Interest expense
The following table presents our interest expense for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Interest expense	$2,870	$(881)	(23.5)%	$3,751
Percentage of revenue	1.1%			2.1%

The decrease in interest expense for the three months ended June 30, 2025, compared with the three months ended June 30, 2024, was driven by the impact of lower interest rates as well as lower outstanding balances during 2025.
Income tax expense
The following table presents our income tax expense for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2025	$	%	Three Months Ended June 30, 2024
Income tax expense	$316	$186	143.1%	$130
Percentage of revenue	0.1%			0.1%
For the three months ended June 30, 2025, we recorded income tax expense of $0.3 million resulting from our effective tax rate of (1.4)%, which differed from the U.S. federal statutory tax rate of 21%, due primarily to the tax impacts of changes in our valuation allowance. For the three months ended June 30, 2024, we recorded income tax expense of $0.1 million resulting from our effective tax rate of 2.9%, which differed from the U.S. federal statutory tax rate of 21%.

Operating results for the six months ended June 30, 2025 and 2024
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025		2024
Revenue	$515,931	100.0%	$304,923	100.0%
Costs and operating expenses
Cost of revenue	436,605	84.6%	249,558	81.8%
Sales and marketing	10,854	2.1%	12,112	4.0%
Product development	10,239	2.0%	9,415	3.1%
General and administrative	64,743	12.5%	24,973	8.2%
Write-off of intangible assets	13,416	2.6%	—	0.0%
Total costs and operating expenses	535,857	103.9%	296,058	97.1%
(Loss) income from operations	(19,926)	(3.9)%	8,865	2.9%
Other (income), net	(1,151)	(0.2)%	(1,817)	(0.6)%
Interest expense	5,825	1.1%	7,596	2.5%
Total other expense, net	4,674	0.9%	5,779	1.9%
(Loss) income before income taxes	(24,600)	(4.8)%	3,086	1.0%
Income tax expense	267	0.1%	157	0.1%
Net (loss) income	$(24,867)	(4.8)%	$2,929	1.0%
Net (loss) income attributable to non-controlling interest	(4,177)	(0.8)%	422	0.1%
Net (loss) income attributable to MediaAlpha, Inc.	$(20,690)	(4.0)%	$2,507	0.8%
Net (loss) income per share of Class A common stock
-Basic	$(0.37)		$0.05
-Diluted	$(0.37)		$0.04
Weighted average shares of Class A common stock outstanding
-Basic	55,888,125		50,971,172
-Diluted	55,888,125		65,868,384
Revenue
The following table presents our revenue, disaggregated by vertical, for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Property & Casualty insurance	$450,407	$246,743	121.2%	$203,664
Percentage of total revenue	87.3%			66.8%
Health insurance	52,011	(30,042)	(36.6)%	82,053
Percentage of total revenue	10.1%			26.9%
Life insurance	10,798	(3,283)	(23.3)%	14,081
Percentage of total revenue	2.1%			4.6%
Other	2,715	(2,410)	(47.0)%	5,125
Percentage of total revenue	0.5%			1.7%
Revenue	$515,931	211,008	69.2%	$304,923

The increase in P&C insurance revenue for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was due to a sustained increase in customer acquisition spending by P&C insurance carrier partners as they focus on growth in response to the significant improvement in their underwriting profitability, and to an increased supply of Consumer Referrals resulting from new Supply Partner wins. While automotive tariff developments may put upward pressure on claims costs as the year progresses, we anticipate continued strong near-term momentum, as the profit margins of many carriers are currently above target levels and competition for market share remains robust.
The decrease in health insurance revenue for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was driven by a decrease in the supply of Consumer Referrals from our Supply Partners as one of our partners ceased operations during the first half of 2024, actions taken in our under-65 vertical to address concerns raised by the FTC, and industry-wide headwinds in Medicare. Our primary focus in this vertical remains on Medicare Advantage, which we believe represents a large and growing opportunity where we are well positioned to capture future growth. We expect the compliance procedures implemented pursuant to the FTC Matter settlement, together with our previous actions, to reduce full year 2025 revenue from the under-65 vertical by approximately $70 million, a portion of which has already been realized during the six months ended June 30, 2025. Revenue from under-65 health declined from $60.9 million for six months ended June 30, 2024 to $39.6 million for the six months ended June 30, 2025.
The decrease in life insurance revenue for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was due primarily to a reduced supply of Consumer Referrals resulting from one of our Supply Partners ceasing operations during the three months ended June 30, 2024.
The decrease in other revenue for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was driven primarily by lower revenue from our travel vertical. We have fully exited the vertical during the three months ended June 30, 2025. Revenue from the Travel vertical was $1.8 million and $4.0 million during the six months ended June 30, 2025 and 2024, respectively, and was not considered material.
Cost of revenue
The following table presents our cost of revenue for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Cost of revenue	$436,605	$187,047	75.0%	$249,558
Percentage of revenue	84.6%			81.8%
The increase in cost of revenue for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue and lower take rates, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Sales and marketing	$10,854	$(1,258)	(10.4)%	$12,112
Percentage of revenue	2.1%			4.0%
The decrease in sales and marketing expenses for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was due primarily to a decrease in equity-based compensation expense of $1.0 million and a decrease in amortization expense of $1.1 million, offset in part by an increase in personnel-related costs of $0.6 million.

Product development
The following table presents our product development expenses for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Product development	$10,239	$824	8.8%	$9,415
Percentage of revenue	2.0%			3.1%
The increase in product development expenses for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was due primarily to an increase in personnel-related costs of $1.3 million as we hired additional employees, offset in part by a decrease in equity-based compensation expense of $0.5 million.
General and administrative
The following table presents our general and administrative expenses for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
General and administrative	$64,743	$39,770	159.3%	$24,973
Percentage of revenue	12.5%			8.2%
The increase in general and administrative expenses for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was due primarily to a $39.2 million increase in legal costs, driven by higher legal fees and charges of $38.0 million to increase the reserve relating to the FTC Matter, an increase in personnel-related costs of $1.1 million, and an increase in equity-based compensation expense of $0.5 million.
Write-off of intangible assets
The following table presents our write-off of intangible assets for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Write-off of intangible assets	$13,416	$13,416	100.0%	$—
Percentage of revenue	2.6%			0.0%
During the six months ended June 30, 2025, we wrote off $13.4 million of customer relationships and trademarks, trade names, and domain names acquired as part of the Customer Helper Team, LLC acquisition as we did not expect any future cash inflows from these assets.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Cost of revenue	$571	$(1,678)	(74.6)%	$2,249
Sales and marketing	2,740	(1,003)	(26.8)%	3,743
Product development	2,746	(522)	(16.0)%	3,268
General and administrative	9,079	484	5.6%	8,595
Total	$15,136	$(2,719)	(15.2)%	$17,855

The decrease in equity-based compensation expense for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was due primarily to acceleration of the vesting of certain RSUs held by employees during the three months ended March 31, 2024 in connection with the termination of their employment and certain RSUs granted to employees being fully vested during the three months ended March 31, 2024, offset in part by higher expenses related to annual awards of RSUs granted to employees and higher employee headcount.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Sales and Marketing	$1,728	$(1,065)	(38.1)%	$2,793
General and administrative	228	(197)	(46.4)%	425
Total	$1,956	$(1,262)	(39.2)%	$3,218
The decrease in amortization expense for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was due primarily to the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition.
Other (income), net
The following table presents our other (income), net for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Other (income), net	$(1,151)	$666	(36.7)%	$(1,817)
Percentage of revenue	(0.2)%			(0.6)%
The decrease in other (income), net for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was driven primarily by a one-time contract termination fee of $1.7 million received from one of our Supply Partners in the Health and Life insurance verticals that ceased operations during the six months ended June 30, 2024, offset in part by an increase in interest income resulting primarily from higher cash balances.
Interest expense
The following table presents our interest expense for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Interest expense	$5,825	$(1,771)	(23.3)%	$7,596
Percentage of revenue	1.1%			2.5%
The decrease in interest expense for the six months ended June 30, 2025, compared with the six months ended June 30, 2024, was driven by the impact of lower interest rates as well as lower outstanding balances during 2025.

Income tax expense
The following table presents our income tax expense for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Income tax expense	$267	$110	70.1%	$157
Percentage of revenue	0.1%			0.1%
For the six months ended June 30, 2025, we recorded an income tax expense of $0.3 million resulting from our effective tax rate of (1.1)%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in our valuation allowance. For the six months ended June 30, 2024, we recorded an income tax expense of $0.2 million resulting from our effective tax rate of 5.1% which differed from the U.S. federal statutory rate of 21%.
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

The following table reconciles Adjusted EBITDA with net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(22,533)	$4,420	$(24,867)	$2,929
Equity-based compensation expense	8,112	9,221	15,136	17,855
Interest expense	2,870	3,751	5,825	7,596
Income tax expense	316	130	267	157
Depreciation expense on property and equipment	68	65	130	126
Amortization of intangible assets	512	1,609	1,956	3,218
Transaction expenses(1)	—	559	—	1,217
Write-off of intangible assets(2)	—	—	13,416	—
Contract settlement(3)	—	(1,725)	—	(1,725)
Changes in TRA related liability	79	—	79	—
Changes in Tax Indemnification Receivable	(185)	(1)	(206)	(2)
Legal expenses(4)	35,263	711	42,142	1,788
Adjusted EBITDA	$24,502	$18,740	$53,878	$33,159
(1)Transaction expenses consist of $0.6 million and $1.2 million of legal and accounting fees incurred by us for the three and six months ended June 30, 2024, respectively, in connection with resale registration statements filed with the SEC.
(2)Write-off of intangible assets for the six months ended June 30, 2025 consist of a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names intangible assets acquired as part of the acquisition of Customer Helper Team, LLC.
(3)Contract settlement consists of $1.7 million of income for the three and six months ended June 30, 2024 recorded in connection with a one-time contract termination fee receivable from one of our partners in the Health vertical that ceased operations during the three months ended June 30, 2024.
(4)Legal expenses of $35.3 million and $42.1 million for the three and six months ended June 30, 2025, respectively, consist of increases of $33.0 million and $38.0 million, respectively, to the loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter. Legal expenses of $0.7 million and $1.8 million for the three and six months ended June 30, 2024, consist of legal fees and costs incurred in connection with the FTC Matter.
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

The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$251,622	$178,274	$515,931	$304,923
Less cost of revenue	(213,935)	(146,589)	(436,605)	(249,558)
Gross profit	$37,687	$31,685	$79,326	$55,365
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	277	392	571	2,249
Salaries, wages, and related	785	659	1,601	1,567
Internet and hosting	200	126	371	257
Other expenses	165	166	367	369
Depreciation	6	5	12	10
Other services	528	631	1,240	1,459
Merchant-related fees	188	78	330	142
Contribution	$39,836	$33,742	$83,818	$61,418
Gross margin	15.0%	17.8%	15.4%	18.2%
Contribution Margin	15.8%	18.9%	16.2%	20.1%
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
The following table presents Transaction Value by platform model for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Open Marketplace transactions	$245,280	$171,504	$503,699	$293,933
Percentage of total Transaction Value	51.0%	53.3%	52.8%	54.3%
Private Marketplace transactions	235,499	150,306	450,181	246,983
Percentage of total Transaction Value	49.0%	46.7%	47.2%	45.7%
Total Transaction Value	$480,779	$321,810	$953,880	$540,916

The following table presents Transaction Value by vertical for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Property & Casualty insurance	$435,351	$254,576	$842,198	$390,070
Percentage of total Transaction Value	90.6%	79.1%	88.3%	72.1%
Health insurance	37,413	55,278	95,092	124,365
Percentage of total Transaction Value	7.8%	17.2%	10.0%	23.0%
Life insurance	6,819	7,886	13,775	18,123
Percentage of total Transaction Value	1.4%	2.5%	1.4%	3.4%
Other	1,196	4,070	2,815	8,358
Percentage of total Transaction Value	0.2%	1.2%	0.3%	1.5%
Total Transaction Value	$480,779	$321,810	$953,880	$540,916
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Clicks	90.3%	84.6%	88.7%	80.5%
Calls	3.8%	8.9%	5.1%	11.8%
Leads	5.9%	6.5%	6.2%	7.7%
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, and mandatory principal payments on our long-term debt. As of June 30, 2025 and December 31, 2024, our cash and cash equivalents totaled $85.4 million and $43.3 million, respectively. As of June 30, 2025, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $153.7 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million. On August 4, 2025 ("Effective Date"), we agreed with lenders representing $138.1 million of the principal amount outstanding as of the Effective Date under the 2021 Term Loan Facility to extend the maturity date of their portion of the 2021 Term Loan Facility by one year, to July 29, 2027. The remaining lenders, representing $13.3 million of the principal amount outstanding as of the Effective Date under the 2021 Term Loan Facility, did not agree to extend the maturity date of their loans, and so such amounts are considered to be current liabilities as their maturity falls within twelve months from the date of the issue of these consolidated financial statements. In additions, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity by one year to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term.

On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (the “FTC”) regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. We have cooperated fully with the FTC investigation. On October 30, 2024, we received an initial settlement demand from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the TSR and the Government and Business Impersonation Rule (the “Impersonation Rule”). The FTC Staff proposed to seek injunctive and monetary relief and civil penalties. On July 3, 2025, the Company reached agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the Commissioners of the FTC to fully resolve the FTC’s claims. On August 6, 2025, the Staff notified the Company that the Commissioners had approved the Consent Order. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing or to the FTC’s allegations, the Company has agreed to pay $45.0 million as monetary relief, with $33.5 million payable within seven days of entry of the Consent Order by the court and the remaining $11.5 million within 90 days of entry of the Consent Order. We expect to pay such settlement payments from our cash on hand. In addition, we agreed to certain other provisions, primarily implementing additional compliance procedures to further strengthen the existing safeguards in under-65 Health vertical.
We believe that our expected near-term revenue, cash on hand and availability to access cash available under the 2021 Credit Facilities will be sufficient to meet our projected operating, debt service requirements, and settlement amount due to the FTC and we expect that we will continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities, or our financial results are below our expectations due to cyclical conditions in our primary vertical markets, or we are unable to refinance or extend the 2021 Credit Facilities upon maturity, or other factors and we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to take additional actions to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, or raise additional capital. We have historically not used funds available under our credit facilities to fund our operations or to make payments required under our credit facilities.
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
Cash Flows
The following table presents a summary of our cash flows for the six months ended June 30, 2025 and 2024, and the dollar and percentage changes between the periods:

(dollars in thousands)	Six Months Ended June 30, 2025	$	%	Six Months Ended June 30, 2024
Net cash provided by operating activities	$49,423	$26,136	112.2%	$23,287
Net cash (used in) investing activities	$(232)	$(68)	41.5%	$(164)
Net cash (used in) financing activities	$(7,076)	$4,659	(39.7)%	$(11,735)

Operating activities
Cash flows provided by operating activities were $49.4 million for the six months ended June 30, 2025, compared with $23.3 million for the six months ended June 30, 2024. The increase was due primarily to an increase in net working capital resulting from an increase in in accounts receivable due to higher revenues and accrued expenses due to increasing the reserve related to the FTC Matter, offset in part by a decrease in accounts payable due to the timing of payments and an increase in net loss.
Investing activities
Cash flows used in investing activities were immaterial for the six months ended June 30, 2025 and 2024.
Financing activities
Cash flows used in financing activities were $7.1 million for the six months ended June 30, 2025, compared with $11.7 million for the six months ended June 30, 2024. The decrease was due primarily to a required Excess Cash Flow principal payment on the 2021 Term Loan Facility during the six months ended June 30, 2024 and higher payments made for shares withheld for taxes on vesting of RSUs during the six months ended June 30, 2024.
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
On August 4, 2025 ("Effective Date"), QuoteLab, LLC and QLH entered into a Third Amendment (the “Third Amendment”) to the Amended Credit Agreement, pursuant to which lenders representing $138.1 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility as of the Effective Date, agreed to extend the maturity date by one year, to July 29, 2027 ("Extended Term Loans"). The remaining $13.3 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility, as of the Effective Date (the “Non-Extended Term Loans” and, together with the Extended Term Loans, the “Term Loans”) will mature on July 29, 2026. The Term Loans amortize quarterly, beginning with December 31, 2021 and ending with (a) June 30, 2026, in the case of the Non-Extended Term Loans, and (b) June 30, 2027, in the case of the Extended Term Loans, by an amount equal to 1.25% of the aggregate principal amount of the Term Loans initially made on July 29, 2021. Also, as of the Effective Date, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity date by one year to, July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026. We further plan to seek a refinancing of these credit facilities prior to July 2026.
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

As of June 30, 2025, we had $153.0 million of outstanding borrowings, net of deferred debt issuance costs of $0.7 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of June 30, 2025 and December 31, 2024, we recorded $7.1 million and $7.0 million, respectively, of estimated payments related to the 2024 tax year due under the TRA within accrued expenses and liabilities under tax receivables agreement, net of current portion, respectively, on the consolidated balance sheets as these payments are probable and payable during the first quarter of 2026. Based on the significant improvement in our pre-tax income during 2024 and the current forecasts, we expect that in the foreseeable future, there may be sufficient positive evidence, and/or that the objective negative evidence in the form of history of pre-tax losses will no longer be present, in which event we may be required to release a portion or all of the valuation allowance on our deferred tax assets and may also be required to record a liability pursuant to the TRA.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2024 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $0.8 million impact on interest expense for the six months ended June 30, 2025.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$125	50%	2	$70	39%
Purchases	2	$53	25%	—	$—	—%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$247	48%	2	$95	31%
Purchases	1	$60	14%	1	$25	10%

	As of June 30, 2025			As of December 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$43	42%	2	$66	46%
Accounts payable	2	$19	25%	4	$56	53%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We derive a substantial majority of our revenue from sales of Consumer Referrals to property & casualty insurance carriers, health insurance carriers and brokers, and life insurance carriers. Revenue from our insurance verticals accounted for 99.5% and 98.6% of our total revenue for the three months ended June 30, 2025 and 2024, respectively, 99.5% and 98.3% of our total revenue for the six months ended June 30, 2025 and 2024, respectively, and 99.0% and 96.6% of our total revenue for the years ended December 31, 2024 and 2023, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our Demand Partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers began to reduce their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues, and those reductions continued and in many cases worsened during 2022 and 2023 before beginning to recover in 2024. We will likely experience such insurance industry cycles again in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. In 2025, the U.S. government has implemented new import tariffs and increases in existing tariff rates on imported automobiles and automobile parts, and may implement additional new tariffs or tariff increases in the future. These tariffs could cause a significant increase in the costs of imported automobile parts, as well as the costs of new and used automobiles, which are used for calculating loss payments by insurance carriers. These cost increases may increase automobile insurance claim costs and carrier loss ratios, which could result in a resumption of hard market conditions and a reduction in carrier spending on Consumer Referrals on our platform, which would materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
The FTC Matter could have a material adverse effect on our business.
On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission ("FTC") regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, following our earnings call for the quarter ended September 30, 2024, we received an initial settlement demand from the FTC Staff stating that the FTC Staff was prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the FTC’s Telemarketing Sales Rule ("TSR") and the Government and Business Impersonation Rule (the “Impersonation Rule”).
The FTC Staff alleged that, in connection with our lead generation and telemarketing activities, we have represented ourselves as affiliated with government entities, made misleading claims (in particular regarding health insurance products and our use of consumers’ personal information) and utilized deceptive advertising, in violation of Section 5(a) of the FTC Act. The FTC Staff further alleged that we have violated the Impersonation Rule in representing ourselves to be affiliated with government entities and the TSR in connection with telemarketing activities.
On July 3, 2025, the Company reached agreement with the FTC Staff on the terms of a Consent Order that the FTC Staff was prepared to recommend to the FTC Commissioners to fully resolve the FTC’s claims. On August 6, 2025, the Staff notified the Company that the Commissioners had approved the Consent Order. Under the terms of the Consent Order, the Company has agreed to pay $45.0 million as monetary relief, of which $33.5 million is payable within seven days of entry of the Consent Order and the remaining $11.5 million within 90 days of entry of the Consent Order. Under the Consent Order, the Company has also agreed to, among other things: implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to monitor the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
These injunctive terms will affect our ability to operate business in our Health insurance vertical, particularly in the under-65 health insurance subvertical, where we expect a reduction in Transaction Value and Contribution for 2025 compared with 2024.
Finally, even though the FTC claims have been resolved, other government authorities as well as consumers and other private claimants may allege that our business practices, including those subject to the FTC investigation, did not comply with one or more laws or regulations. In addition, the Company is aware of efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. These matters could result in us incurring additional costs and liabilities.
For more information about the FTC Matter, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and capital resources” and “Item 8. Financial Statements and Supplementary Data--Note 8. Commitments and contingencies--FTC Matter” in the 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2025:

2025	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	$—	N/A	N/A
May 1 through May 31	102,348	$10.39	N/A	N/A
June 1 through June 30	—	$—	N/A	N/A
Total	102,348	$10.39	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of its Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Fifth Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Eugene Nonko, dated June 30, 2025	8-K	001-39671	10.1	June 30, 2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	August 6, 2025	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer