Form 10-Q
period 2025-09-30
MediaAlpha, Inc.
filed 2025-10-29
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 17, 2025, there were 56,868,573 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 8,303,267 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$38,841	$43,266
Restricted cash	33,500	—
Accounts receivable, net of allowance for credit losses of $958 and $1,005, respectively	129,171	142,932
Prepaid expenses and other current assets	4,226	3,711
Total current assets	205,738	189,909
Intangible assets, net	4,102	19,985
Goodwill	47,739	47,739
Other assets	8,651	4,814
Total assets	$266,230	$262,447
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$102,681	$105,563
Accrued expenses	65,001	18,542
Current portion of long-term debt	22,001	8,849
Total current liabilities	189,683	132,954
Long-term debt, net of current portion	133,686	153,596
Liabilities under tax receivables agreement, net of current portion	—	7,006
Other long-term liabilities	8,638	15,123
Total liabilities	$332,007	$308,679
Commitments and contingencies (Note 5)
Stockholders' deficit
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 56.9 million and 55.5 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	569	555
Class B common stock, $0.01 par value - 100 million shares authorized; 8.3 million and 11.6 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	83	116
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	481,309	507,640
Accumulated deficit	(511,716)	(505,933)
Total stockholders' (deficit) equity attributable to MediaAlpha, Inc.	$(29,755)	$2,378
Non-controlling interests	(36,022)	(48,610)
Total stockholders' deficit	$(65,777)	$(46,232)
Total liabilities and stockholders' deficit	$266,230	$262,447
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$306,514	$259,133	$822,445	$564,056
Costs and operating expenses
Cost of revenue	263,108	219,907	699,713	469,465
Sales and marketing	5,224	6,496	16,078	18,608
Product development	5,829	5,328	16,068	14,743
General and administrative	12,620	11,794	77,363	36,767
Write-off of intangible assets	—	—	13,416	—
Total costs and operating expenses	286,781	243,525	822,638	539,583
Income (loss) from operations	19,733	15,608	(193)	24,473
Other (income), net	(772)	(154)	(1,923)	(1,971)
Interest expense	2,808	3,562	8,633	11,158
Total other expense, net	2,036	3,408	6,710	9,187
Income (loss) before income taxes	17,697	12,200	(6,903)	15,286
Income tax expense	54	312	321	469
Net income (loss)	$17,643	$11,888	$(7,224)	$14,817
Net income (loss) attributable to non-controlling interest	2,736	2,406	(1,441)	2,828
Net income (loss) attributable to MediaAlpha, Inc.	$14,907	$9,482	$(5,783)	$11,989
Net income (loss) per share of Class A common stock
-Basic	$0.26	$0.17	$(0.10)	$0.23
-Diluted	$0.26	$0.17	$(0.11)	$0.22
Weighted average shares of Class A common stock outstanding
-Basic	56,617,837	54,909,772	56,134,035	52,293,622
-Diluted	56,617,837	54,909,772	67,420,272	66,087,041
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
Vesting of restricted stock units	299,544	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	6,707	—	—	6,707
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(867)	—	—	(867)
Distributions to non-controlling interests	—	—	—	—	—	—	(107)	(107)
Vesting of performance-based restricted stock units	139,998	1	—	—	1,648	—	—	1,649
Net (loss)	—	—	—	—	—	(1,948)	(386)	(2,334)
Balance at March 31, 2025	55,895,646	$559	11,574,029	$116	$515,125	$(507,881)	$(49,103)	$(41,184)
Vesting of restricted stock units	474,657	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,112	—	—	8,112
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,063)	—	—	(1,063)
Contributions from QLH’s members	—	—	—	—	—	—	391	391
Distributions to non-controlling interests	—	—	—	—	—	—	(680)	(680)
Net (loss)	—	—	—	—	—	(18,742)	(3,791)	(22,533)
Balance at June 30, 2025	56,370,303	$564	11,574,029	$116	$522,169	$(526,623)	$(53,183)	$(56,957)
Exchange of non-controlling interest for Class A common stock	3,270,762	33	(3,270,762)	(33)	(14,437)	—	14,437	—
Vesting of restricted stock units	462,402	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	7,662	—	—	7,662
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,031)	—	—	(1,031)
Contributions from QLH’s members	—	—	—	—	—	—	42	42
Distributions to non-controlling interests	—	—	—	—	—	—	(54)	(54)
Repurchases of Class A common stock	(3,234,894)	(32)	—	—	(33,050)	—	—	(33,082)
Net income	—	—	—	—	—	14,907	2,736	17,643
Balance at September 30, 2025	56,868,573	$569	8,303,267	$83	$481,309	$(511,716)	$(36,022)	$(65,777)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	3,057,000	31	(3,057,000)	(31)	(14,280)	—	14,280	—
Vesting of restricted stock units	407,803	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	8,575	—	7	8,582
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,956)	—	—	(1,956)
Distributions to non-controlling interests	—	—	—	—	—	—	(113)	(113)
Net (loss)	—	—	—	—	—	(1,113)	(378)	(1,491)
Balance at March 31, 2024	50,825,257	$508	15,013,829	$150	$503,949	$(523,675)	$(70,335)	$(89,403)
Exchange of non-controlling interest for Class A common stock	3,439,800	34	(3,439,800)	(34)	(16,104)	—	16,104	—
Vesting of restricted stock units	464,296	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,876	—	6	8,882
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,721)	—	—	(1,721)
Distributions to non-controlling interests	—	—	—	—	—	—	(904)	(904)
Contributions from QLH’s members	—	—	—	—	—	—	756	756
Net income	—	—	—	—	—	3,620	800	4,420
Balance at June 30, 2024	54,729,353	$547	11,574,029	$116	$494,995	$(520,055)	$(53,573)	$(77,970)
Vesting of restricted stock units	360,855	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	8,051	—	3	8,054
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(1,499)	—	—	(1,499)
Distributions to non-controlling interests	—	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	—	9,482	2,406	11,888
Balance at September 30, 2024	55,090,208	$551	11,574,029	$116	$501,543	$(510,573)	$(51,258)	$(59,621)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(7,224)	$14,817
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity-based compensation expense	22,798	26,452
Non-cash lease expense	688	596
Depreciation expense on property and equipment	201	191
Amortization of intangible assets	2,467	4,827
Amortization of deferred debt issuance costs	518	569
Write-off of intangible assets	13,416	—
Credit losses	(13)	519
Tax receivables agreement liability related adjustments	(80)	—
Changes in operating assets and liabilities:
Accounts receivable	13,774	(73,560)
Prepaid expenses and other current assets	(382)	547
Other assets	(4,039)	375
Accounts payable	(2,882)	53,298
Accrued expenses	33,804	2,712
Net cash provided by operating activities	$73,046	$31,343
Cash flows from investing activities
Purchases of property and equipment	(300)	(207)
Acquisition of intangible assets	—	(400)
Net cash (used in) investing activities	$(300)	$(607)
Cash flows from financing activities
Repayments on long-term debt	(7,125)	(10,172)
Payments of debt issuance costs	(284)	—
Repurchases of Class A common stock	(32,893)	—
Contributions from QLH’s members	433	756
Distributions to non-controlling interests	(841)	(1,111)
Shares withheld for taxes on vesting of restricted stock units	(2,961)	(5,176)
Net cash (used in) financing activities	$(43,671)	$(15,703)
Net increase in cash and cash equivalents and restricted cash	29,075	15,033
Cash and cash equivalents and restricted cash, beginning of period	43,266	17,271
Cash and cash equivalents and restricted cash, end of period	$72,341	$32,304
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,133	$10,670
Income taxes paid, net of refunds	$1,014	$104
Non-cash Investing and Financing Activities:
Establishment of tax indemnification receivable in connection with the Reorganization Transactions	$(211)	$(86)
Right-of-use assets obtained in exchange of lease obligations	$176	$—
Vesting of performance-based restricted stock units	$1,649	$—
Accrued excise tax and fees on repurchases of Class A common stock	$189	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2024 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2025.
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
Accounts receivable
Accounts receivable are net of allowances for credit losses of $1.0 million as of September 30, 2025 and December 31, 2024.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$161	53%	2	$130	50%
Purchases	2	$79	30%	2	$48	22%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$408	50%	2	$227	40%
Purchases	2	$178	26%	—	$—	—%

	As of September 30, 2025			As of December 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$55	42%	2	$66	46%
Accounts payable	3	$38	37%	4	$56	53%
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA"), under which it is contractually committed to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of September 30, 2025 and December 31, 2024, the Company had accrued $6.9 million and $7.0 million, respectively, for estimated payments related to the 2024 tax year under the TRA as these payments were probable. During the three and nine months ended September 30, 2025 and 2024, no payments were made pursuant to the TRA.
Liquidity
As of September 30, 2025, the aggregate principal amount outstanding under the 2021 Credit Facilities was $156.3 million, with $45.0 million remaining available for borrowing under the 2021 Revolving Credit Facility. On August 4, 2025, the Company entered into an amendment to the 2021 Credit Facilities, pursuant to which lenders representing $138.1 million and $4.6 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date, agreed to extend the maturity date of such loans or revolving commitments by one year, to July 29, 2027. The remaining lenders, representing $13.3 million and $0.4 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date, did not extend the maturity date of their loans or revolving commitments, and such loans are considered to be current liabilities as their maturity falls within twelve months from September 30, 2025, as further discussed in Note 4 - Long-term debt.

As of September 30, 2025, the Company was in compliance with all of its financial covenants under such credit facilities. The Company’s ability to continue to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On October 30, 2024, the Company received a letter from the staff of the Federal Trade Commission ("FTC") stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties. On July 3, 2025 the Company reached agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the FTC Commissioners to fully resolve all of the FTC's claims ("Consent Order"). On August 6, 2025, the complaint and Consent Order were filed with the Court, and on October 16, 2025, the Court entered the Consent Order. Under the terms of the Consent Order, the Company has agreed to pay $45.0 million and to certain other provisions as further discussed in Note 5 - Commitments and contingencies - Litigation and other matters. The Company paid the initial payment of $33.5 million on October 21, 2025, from cash on hand, and the remaining $11.5 million is payable by January 14, 2026.
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
Recently issued not yet adopted accounting pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosure. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis but retrospective application is permitted. The Company will adopt the guidance for its annual report on Form 10-K for the year ended December 31, 2025, which will result in additional disclosures related to income taxes but will not impact the Company's results of operations or financial position.
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Open Marketplace transactions	$299,815	$253,016	$803,514	$546,949
Private Marketplace transactions	6,699	6,117	18,931	17,107
Total	$306,514	$259,133	$822,445	$564,056

The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Property & casualty insurance	$287,838	$219,036	$738,245	$422,700
Health insurance	12,856	32,879	64,867	114,932
Life insurance	5,568	5,227	16,366	19,308
Other	252	1,991	2,967	7,116
Total	$306,514	$259,133	$822,445	$564,056
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		September 30, 2025			December 31, 2024
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$25,040	$(21,323)	$3,717	$43,500	$(29,503)	$13,997
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	1,624	(1,239)	385	9,284	(3,296)	5,988
Intangible assets		$26,967	$(22,865)	$4,102	$53,087	$(33,102)	$19,985
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets was $0.5 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as the Company did not intend to use or expect any future economic benefits from these intangible assets. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	September 30, 2025		December 31, 2024
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$19,985	$47,739	$26,015
Additions to goodwill and intangible assets	—	—	—	400
Amortization	—	(2,467)	—	(6,430)
Write-off of intangible assets	—	(13,416)	—	—
Ending balance	$47,739	$4,102	$47,739	$19,985

As of September 30, 2025, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2025–Remaining Period	$511
2026	1,911
2027	1,364
2028	37
2029	40
Thereafter	239
$4,102
4. Long-term debt
On July 29, 2021, QuoteLab, LLC (“Borrower”) and QLH entered into an amendment (the "First Amendment") to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Credit Agreement”). On June 8, 2023, the Borrower and QLH entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended by the Second Amendment, the “Existing Credit Agreement”).
On August 4, 2025 ("Effective Date"), the Borrower and QLH entered into a Third Amendment (the “Third Amendment”) to the Existing Credit Agreement (as amended by the Third Amendment, the “Amended Credit Agreement”), pursuant to which lenders representing $138.1 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility as of the Effective Date agreed to extend the maturity date by one year, to July 29, 2027 ("Extended Term Loans"). The remaining $13.3 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility, as of the Effective Date (the “Non-Extended Term Loans” and, together with the Extended Term Loans, the “Term Loans”) will mature on July 29, 2026. The Term Loans amortize quarterly, beginning with December 31, 2021 and ending with (a) June 30, 2026, in the case of the Non-Extended Term Loans, and (b) June 30, 2027, in the case of the Extended Term Loans, by an amount equal to 1.25% of the aggregate principal amount of the Term Loans initially made on July 29, 2021. Also, as of the Effective Date, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity date by one year, to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026. The Third Amendment was treated as a debt modification and the costs associated with the modification were not material to the consolidated financial information.
The Third Amendment did not impact the covenants or other terms and conditions under the Existing Credit Agreement and did not result in any additional cash proceeds to the Company. The Company plans to further seek refinancing of the 2021 Credit Facilities prior to July 2026.
Long-term debt consisted of the following:

	As of
(in thousands)	September 30, 2025	December 31, 2024
2021 Term Loan Facility	$151,328	$158,453
2021 Revolving Credit Facility	5,000	5,000
Unamortized debt issuance costs	(641)	(1,008)
Total debt	$155,687	$162,445
Less: current portion, net of debt issuance costs of $371 and $651, respectively	(22,001)	(8,849)
Total long-term debt	$133,686	$153,596
The Company incurred interest expense on the 2021 Term Loan Facility of $2.6 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively, and $8.0 million and $10.3 million for the nine months ended September 30, 2025 and 2024, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.2 million for the three months ended September 30, 2025 and 2024, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee that is based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.25% as of September 30, 2025. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.1 million for the three months ended September 30, 2025 and 2024, and $0.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company’s interest rates on the outstanding borrowings under the 2021 Term Loan Facility and 2021 Revolving Credit Facility were 6.39%.
Accrued interest was $1.7 million as of September 30, 2025 and $2.9 million as of December 31, 2024, and is included within accrued expenses on the consolidated balance sheets. As of September 30, 2025, the Company was in compliance with all covenants under the 2021 Credit Facilities.
The expected future principal payments for all borrowings as of September 30, 2025 were as follows:

(in thousands)	Contractual maturity

2025–Remaining Period	$2,375
2026	22,164
2027	131,789
156,328
Unamortized debt issuance costs	(641)
Total debt	$155,687
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
The FTC Staff alleged that, in connection with the Company’s lead generation and telemarketing activities, the Company represented itself as affiliated with government entities, made misleading claims (in particular regarding health insurance products and the Company’s use of consumers’ personal information) and utilized deceptive advertising, in violation of Section 5(a) of the FTC Act. The FTC Staff further alleged that the Company violated the Impersonation Rule in representing itself to be affiliated with government entities and the TSR in connection with its telemarketing activities, and assisted and facilitated violations of the TSR by its Demand Partners in the under-65 health vertical.
On July 3, 2025, the Company reached agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the Commissioners of the FTC to fully resolve the FTC’s claims. On August 6, 2025, the complaint and Consent Order were filed with the Court, and on October 16, 2025, the Court entered the Consent Order. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing to the FTC’s allegations, the Company has agreed to pay $45.0 million as monetary relief, of which $33.5 million was payable within seven days of entry of the Consent Order by the court and was designated as restricted cash on the consolidated balance sheet as of September 30, 2025. The remaining $11.5 million is payable by January 14, 2026, 90 days following entry of the Consent Order. The Company paid the initial payment of $33.5 million on October 21, 2025. Under the Consent Order, the Company has also agreed to, among other things: implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to oversee the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
Based on the terms of the settlement, the Company has recorded a loss in connection with the FTC Matter. As of September 30, 2025 and December 31, 2024, the Company had recorded a reserve of $45.0 million and $7.0 million, respectively, in connection with this matter, which has been recorded within accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheets.
During the three and nine months ended September 30, 2025, the Company incurred legal fees of $0.2 million and $4.3 million, respectively, and during the three and nine months ended September 30, 2024, the Company incurred legal fees of $0.2 million and $2.0 million, respectively, in connection with the FTC Matter, which are included within general and administrative expenses on the consolidated statement of operations.
Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024, and by the Board of Review of the Office of Finance on July 23, 2025. The Company has remitted the assessed amount to avoid interest and penalties, and plans to initiate litigation challenging the assessment and the City's classification and methodology in applying the Business Tax to the Company. Payment of such amount does not constitute an admission that the Company is subject to such taxes, and if the Company prevails in the litigation the City would be required to repay such amounts or credit them against taxes payable in the future, potentially with interest. As of September 30, 2025, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of September 30, 2025 and December 31, 2024, the Company did not have any other material contingency reserves established for litigation liabilities.
6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
QLH restricted Class B-1 units	$—	$3	$—	$16
Restricted Class A shares	—	66	—	272
Restricted stock units	7,662	7,985	22,481	25,230
Performance-based restricted stock units	—	543	317	934
Total equity-based compensation	$7,662	$8,597	$22,798	$26,452

Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$265	$405	$836	$2,654
Sales and marketing	1,300	1,933	4,040	5,676
Product development	1,371	1,733	4,117	5,001
General and administrative	4,726	4,526	13,805	13,121
Total equity-based compensation	$7,662	$8,597	$22,798	$26,452
As of September 30, 2025, total unrecognized compensation cost related to unvested restricted stock units was $58.2 million, which is expected to be recognized over a weighted-average period of 2.71 years.
7. Stockholders' Deficit
Share Repurchases
On September 3, 2025, a special committee of the Company's Board of Directors comprised solely of independent and disinterested directors not affiliated with Insignia, pursuant to authority delegated to it by the Board of Directors, authorized the Company to enter into a Share Repurchase Agreement with Insignia to repurchase 3,234,894 shares of the Company’s Class A common stock at a price of $10.17 per share, for an aggregate purchase price of $32.9 million. As part of the transaction, Insignia exchanged all of its remaining 3,234,894 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis. The shares repurchased were immediately retired and returned to the status of authorized but unissued shares of Class A common stock. The repurchase price represented a discount of approximately 5.5% to the closing price of the Company’s Class A common stock on September 2, 2025. The transaction was completed on September 4, 2025. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased was recorded as an adjustment to additional-paid-in capital, including excise tax and fees of $0.2 million.
On October 28, 2025, the Company's Board of Directors authorized a new Share Repurchase Program to repurchase up to $50 million of shares of Class A common stock ("Repurchase Program"). The Company may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by the Company’s management in its discretion based on their ongoing evaluation of market and economic conditions, the trading price and volume of the Company’s Class A common stock, the Company’s capital needs and investment opportunities, and other factors. The Repurchase Program is expected to be completed by the end of 2026, but may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock.
8. Fair Value Measurements
The Company does not have any financial instruments measured at fair value on a recurring basis.
The Company’s financial instruments measured at fair value on a non-recurring basis consist of:
Long-Term Debt
As of September 30, 2025, the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 5.30% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Income (loss) before income taxes	$17,697	$12,200	$(6,903)	$15,286
Income tax expense	$54	$312	$321	$469
Effective Tax Rate	0.3%	2.6%	(4.7)%	3.1%
The Company's effective tax rate of 0.3% and (4.7)% for the three and nine months ended September 30, 2025, respectively, and 2.6% and 3.1% for the three and nine months ended September 30, 2024, respectively, differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of changes in valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2025. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and nine months ended September 30, 2025, holders of Class B-1 units exchanged 3,270,762 units, and during the three and nine months ended September 30, 2024 exchanged 0 and 6,496,800 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional paid-in capital in its consolidated statements of stockholders’ deficit. In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any additional deferred tax assets as the Company has recognized a full valuation allowance on its deferred tax assets.
As of September 30, 2025 and December 31, 2024, the Company had a valuation allowance of $127.5 million and $120.6 million, respectively, against its deferred tax assets. The valuation allowance reflects the Company's recent history of pre-tax losses, which represents significant objective negative evidence that the Company will be able to generate sufficient taxable income to realize its deferred tax assets in the foreseeable future. Such negative evidence is difficult to overcome and limits the consideration of other subjective evidence, such as projected future earnings. Based on the significant improvement in the Company's pre-tax income during 2024 and the third quarter of 2025, and its current forecasts of sustained profitability, the Company expects that in the near future, which could be as early as the fourth quarter of 2025, the positive evidence supporting the realizability of its deferred tax assets will outweigh the negative evidence, in which event the Company would be able to release a portion or all of the valuation allowance. Release of any amount of valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net income.
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The OBBB Act did not have a material impact on the Company's estimated annual effective tax rate or deferred tax assets.
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

In the event the Company generates taxable income for any year, the Company would be required to recognize a portion or all of the liability under the TRA, which could be as early as the fourth quarter of 2025. In relation to the estimated payments under the TRA for the 2024 tax year, as these payments were deemed probable, the Company recorded a liability of $6.9 million and $7.0 million as of September 30, 2025 and December 31, 2024, respectively, within accrued expenses and liabilities under tax receivables agreement, net of current portion, on the consolidated balance sheets. If the Company had determined that it was probable that it would generate sufficient future taxable income to make future payments under the TRA, it would have also recorded an additional liability pursuant to the TRA of approximately $122 million and $115 million as of September 30, 2025 and December 31, 2024, respectively, in the consolidated balance sheets.
No payments were made pursuant to the TRA during the three and nine months ended September 30, 2025 and 2024.
10. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share data and per share amounts)	2025	2024	2025	2024
Basic
Net income (loss)	$17,643	$11,888	$(7,224)	$14,817
Less: net income (loss) attributable to non-controlling interest	2,736	2,406	(1,441)	2,828
Net income (loss) attributable to MediaAlpha, Inc.	$14,907	$9,482	$(5,783)	$11,989
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	56,617,837	54,909,772	56,134,035	52,293,622
Weighted-average shares of Class A common stock outstanding - diluted	56,617,837	54,909,772	67,420,272	66,087,041
Net income (loss) per share of Class A common stock - basic	$0.26	$0.17	$(0.10)	$0.23
Net income (loss) per share of Class A common stock - diluted	$0.26	$0.17	$(0.11)	$0.22

	Nine Months Ended September 30,
(in thousands except share data and per share amount)	2025	2024
Diluted
Net (loss) income	$(7,224)	$14,817
Add: incremental tax benefits related to exchange of Class B-1 units	—	(223)
Net (loss) income available for diluted common shares	$(7,224)	$14,594
Weighted-average shares outstanding:
Class A common stock	56,134,035	52,293,622
Class B-1 units of QLH	11,286,237	13,793,419
Weighted-average shares of Class A common stock and potential Class A common stock	67,420,272	66,087,041
Net (loss) income per share of Class A common stock - diluted	$(0.11)	$0.22
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
The following table summarizes the shares and units with a potentially dilutive impact for the three months ended September 30, 2025 and 2024:

	As of
	September 30, 2025	September 30, 2024
QLH Class B-1 Units	8,339,220	11,609,982
Restricted stock units	5,047,852	3,664,754
PRSUs	—	93,000
Potentially dilutive shares	13,387,072	15,367,736
The following table summarizes the shares and units with a potentially dilutive impact for the nine months ended September 30, 2025 and 2024:

	As of
	September 30, 2025	September 30, 2024
Restricted stock units	5,047,852	3,664,754
PRSUs	—	93,000
Potentially dilutive shares	5,047,852	3,757,754
For the three and nine months ended September 30, 2024, the outstanding performance based RSUs were included in the potentially dilutive securities to the level in which the performance conditions had been met as of September 30, 2024.
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
During the three and nine months ended September 30, 2025, the holders of the non-controlling interests had completed 3,270,762 Exchanges. During the three and nine months ended September 30, 2024, the holders of the non-controlling interests had completed 0 and 6,496,800 Exchanges, respectively. As of September 30, 2025, the holders of the non-controlling interests owned 12.8% of the total equity interests in QLH, with the remaining 87.2% owned by MediaAlpha, Inc. As of December 31, 2024, the holders of the non-controlling interests owned 17.3% of the total equity interests in QLH, with the remaining 82.7% owned by MediaAlpha, Inc.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the largest online customer acquisition platform in our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance, supporting $2.0 billion in Transaction Value across our platform from these verticals over the twelve-month period ended September 30, 2025.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the twelve-month period ended September 30, 2025, consumers shopping for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites drove an average of 11.7 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Revenue	$306.5	47.4	18.3%	$259.1
Transaction Value[1]	$589.3	137.5	30.4%	$451.8
Contribution[1]	$45.6	4.1	10.0%	$41.5
Net Income	$17.6	5.7	48.4%	$11.9
Adjusted EBITDA[1]	$29.1	2.8	10.7%	$26.3
1.Transaction Value is an operating metric not presented in accordance with GAAP. Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.” for additional information regarding the Company’s operating metrics and Non-GAAP metrics.

For the three months ended September 30, 2025, we generated $306.5 million of revenue and $589.3 million of Transaction Value, representing increases of 18.3% and 30.4%, respectively, compared with the three months ended September 30, 2024, driven primarily by significant increases in customer acquisition spending by P&C Demand Partners as they continue to focus on growth and increasing market share in response to improving underwriting profitability, offset in part by a decline in revenue from our Health insurance vertical, in both under-65 health and Medicare, due primarily to our decision to scale back the under-65 health sub-vertical.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $45.6 million for the three months ended September 30, 2025, a year-over-year increase of 10.0%, driven primarily by the higher revenue, offset in part by lower margins due to reductions in Transaction Value from our Health vertical and a higher mix of Private Marketplace transactions in our P&C vertical. Contribution Margin was 14.9% in the three months ended September 30, 2025, compared with 16.0% in the three months ended September 30, 2024.

Net income for the three months ended September 30, 2025 was $17.6 million, compared with net income of $11.9 million for the three months ended September 30, 2024, due primarily to an increase in gross profit and interest income due to higher cash balances and lower interest expense resulting from lower outstanding debt balances and declining interest rates.

Adjusted EBITDA for the three months ended September 30, 2025 was $29.1 million, a year-over-year increase of 10.7%, due primarily to higher gross profit.

Other developments
On August 4, 2025, we agreed with lenders representing $138.1 million and $4.6 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date to extend the maturity date by one year, to July 29, 2027. The remaining lenders, representing $13.3 million and $0.4 million of the principal amount outstanding under the 2021 Term Loan Facility and the 2021 Revolving Credit Facility, respectively, as of that date, will mature on July 29, 2026.

On September 3, 2025, a special committee of our Board of Directors comprised solely of independent and disinterested directors not affiliated with Insignia, pursuant to authority delegated to it by the Board of Directors, authorized us to enter into a Share Repurchase Agreement with Insignia to repurchase 3,234,894 shares of Class A common stock at a price of $10.17 per share, for an aggregate purchase price of $32.9 million. As part of the transaction, Insignia exchanged all of its remaining 3,234,894 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis.
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
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $589.3 million and $1,543.2 million for the three and nine months ended September 30, 2025, respectively, from $451.8 million and $992.7 million for the three and nine months ended September 30, 2024, respectively, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both Demand Partners and Supply Partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For each of the three and nine months ended September 30, 2025, 99% of total insurance Transaction Value executed on our platform came from Demand Partner relationships in existence during 2024.
Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand and Supply Partners on our platform. We retain and attract Demand Partners by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the nine months ended September 30, 2025, 15 of the top 20 largest auto insurance carriers by customer acquisition spend were on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by insurance buyers on our platform increased to 36.5 million and 105.5 million for the three and nine months ended September 30, 2025, respectively, from 30.5 million and 83.3 million for the three and nine months ended September 30, 2024, respectively. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our Demand Partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. Beginning in the second half of 2021, the P&C insurance industry entered a "hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during 2024 as multiple carriers meaningfully increased their spending in our marketplaces, and has continued in 2025. In 2025, the U.S. government has implemented new import tariffs and increases in existing tariff rates on imported automobiles and automobile parts, and may implement additional new tariffs or tariff increases in the future. While these tariffs do not have a material direct impact on our business, they could cause a significant increase in the costs of imported automobile parts, and new and used imported automobiles, resulting in higher automobile insurance claim costs and insurance carrier loss ratios, which could result in a resumption of hard market conditions and a reduction in carrier spending on Consumer Referrals on our platform.

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

Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of September 30, 2025, our ownership interest in QLH was 87.2%.
Net income (loss) attributable to non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate a share of the pre-tax income (loss) of the QLH incurred subsequent to the Reorganization Transactions to the non-controlling interest holders pro-rata to their ownership interest in QLH.
Operating results for the three months ended September 30, 2025 and 2024
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025		2024
Revenue	$306,514	100.0%	$259,133	100.0%
Costs and operating expenses
Cost of revenue	263,108	85.8%	219,907	84.9%
Sales and marketing	5,224	1.7%	6,496	2.5%
Product development	5,829	1.9%	5,328	2.1%
General and administrative	12,620	4.1%	11,794	4.6%
Total costs and operating expenses	286,781	93.6%	243,525	94.0%
Income from operations	19,733	6.4%	15,608	6.0%
Other (income), net	(772)	(0.3)%	(154)	(0.1)%
Interest expense	2,808	0.9%	3,562	1.4%
Total other expense, net	2,036	0.7%	3,408	1.3%
Income before income taxes	17,697	5.8%	12,200	4.7%
Income tax expense	54	0.0%	312	0.1%
Net income	$17,643	5.8%	$11,888	4.6%
Net income attributable to non-controlling interest	2,736	0.9%	2,406	0.9%
Net income attributable to MediaAlpha, Inc.	$14,907	4.9%	$9,482	3.7%
Net income per share of Class A common stock
-Basic and diluted	$0.26		$0.17
Weighted average shares of Class A common stock outstanding
-Basic and diluted	56,617,837		54,909,772

Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Property & Casualty insurance	$287,838	$68,802	31.4%	$219,036
Percentage of total revenue	93.9%			84.5%
Health insurance	12,856	(20,023)	(60.9)%	32,879
Percentage of total revenue	4.2%			12.7%
Life insurance	5,568	341	6.5%	5,227
Percentage of total revenue	1.8%			2.0%
Other	252	(1,739)	(87.3)%	1,991
Percentage of total revenue	0.1%			0.8%
Revenue	$306,514	$47,381	18.3%	$259,133
The increase in P&C insurance revenue for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due to an increase in customer acquisition spending by P&C insurance Demand Partners driven by significant year-over-year increases in marketing budgets and customer acquisition spending as well as to an increase in supply of Consumer Referrals due to the addition of new Supply Partners. While automotive tariff developments may put upward pressure on claims costs and carrier profitability in the future, we anticipate continued strong near-term momentum, as the profit margins of many carriers are currently above target levels and competition for market share remains robust.
The decrease in health insurance revenue for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due primarily to our actions to scale back the under-65 Health sub-vertical and address concerns raised by the FTC. Additionally, revenue from the Medicare sub-vertical declined due to industry-wide headwinds resulting from increases in the Medical Loss Ratios (MLR) for carriers and changes to the enrollment programs, which drove lower demand from brokers, as well as to a higher mix of Private Marketplace transactions. Our primary focus in the health insurance vertical continues to be on Medicare Advantage, which we believe represents a large and growing opportunity where we are well positioned to capture future growth. We expect the actions to scale back the under-65 Health sub-vertical and address concerns raised by the FTC to reduce full year 2025 revenue from the under-65 health sub-vertical to be in the range of $69-$72 million, most of which has already been realized during the nine months ended September 30, 2025. Revenue from under-65 health declined from $26.7 million for three months ended September 30, 2024 to $9.0 million for the three months ended September 30, 2025.
The increase in life insurance revenue for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due primarily to an increased supply of Consumer Referrals.
The decrease in other revenue for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was driven primarily by lower revenue from our travel vertical as we have fully exited the vertical during the second quarter of 2025. Revenue from the Travel vertical was $1.5 million during the three months ended September 30, 2024 and was not considered material.
Cost of revenue
The following table presents our cost of revenue for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Cost of revenue	$263,108	$43,201	19.6%	$219,907
Percentage of revenue	85.8%			84.9%

The increase in cost of revenue for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was driven primarily by higher revenue share payments to Supply Partners due to the overall increase in revenue and lower take rates in our Open Marketplace, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Sales and marketing	$5,224	$(1,272)	(19.6)%	$6,496
Percentage of revenue	1.7%			2.5%
The decrease in sales and marketing expenses for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due primarily to a decrease in amortization expense of $0.9 million and a decrease in equity-based compensation expense of $0.6 million.
Product development
The following table presents our product development expenses for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Product development	$5,829	$501	9.4%	$5,328
Percentage of revenue	1.9%			2.1%
The increase in product development expenses for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due primarily to an increase in personnel-related costs of $0.8 million resulting from severance related payments and higher headcount, offset in part by a decrease in equity-based compensation expense of $0.4 million.
General and administrative
The following table presents our general and administrative expenses for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
General and administrative	$12,620	$826	7.0%	$11,794
Percentage of revenue	4.1%			4.6%
The increase in general and administrative expenses for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due primarily to an increase in personnel-related costs of $0.8 million related to annual salary adjustments and higher headcount.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Cost of revenue	$265	$(140)	(34.6)%	$405
Sales and marketing	1,300	(633)	(32.7)%	1,933
Product development	1,371	(362)	(20.9)%	1,733
General and administrative	4,726	200	4.4%	4,526
Total	$7,662	$(935)	(10.9)%	$8,597
The decrease in equity-based compensation expense for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due primarily to certain RSUs granted to employees being fully vested during or prior to the three months ended September 30, 2025, offset in part by higher expenses related to annual awards of RSUs granted to employees and higher employee headcount.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Sales and Marketing	$511	$(885)	(63.4)%	$1,396
General and administrative	—	(213)	(100.0)%	213
Total	$511	$(1,098)	(68.2)%	$1,609
The decrease in amortization expense for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was due primarily to the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition during the three months ended March 31, 2025.
Other (income), net
The following table presents our other (income), net for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Other (income), net	$(772)	$(618)	401.3%	$(154)
Percentage of revenue	(0.3)%			(0.1)%
The increase in other (income), net for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was driven primarily by an increase in interest income resulting primarily from higher cash balances during the three months ended September 30, 2025.

Interest expense
The following table presents our interest expense for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Interest expense	$2,808	$(754)	(21.2)%	$3,562
Percentage of revenue	0.9%			1.4%

The decrease in interest expense for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was driven by the impact of lower interest rates as well as by lower outstanding balances during 2025.
Income tax expense
The following table presents our income tax expense for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2025	$	%	Three Months Ended September 30, 2024
Income tax expense	$54	$(258)	(82.7)%	$312
Percentage of revenue	0.0%			0.1%
For the three months ended September 30, 2025, we recorded income tax expense of $0.1 million resulting from our effective tax rate of 0.3%, which differed from the U.S. federal statutory tax rate of 21%, due primarily to the tax impacts of changes in our valuation allowance. For the three months ended September 30, 2024, we recorded income tax expense of $0.3 million resulting from our effective tax rate of 2.6%, which differed from the U.S. federal statutory tax rate of 21%.

Operating results for the nine months ended September 30, 2025 and 2024
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025		2024
Revenue	$822,445	100.0%	$564,056	100.0%
Costs and operating expenses
Cost of revenue	699,713	85.1%	469,465	83.2%
Sales and marketing	16,078	2.0%	18,608	3.3%
Product development	16,068	2.0%	14,743	2.6%
General and administrative	77,363	9.4%	36,767	6.5%
Write-off of intangible assets	13,416	1.6%	—	0.0%
Total costs and operating expenses	822,638	100.0%	539,583	95.7%
(Loss) income from operations	(193)	0.0%	24,473	4.3%
Other (income), net	(1,923)	(0.2)%	(1,971)	(0.3)%
Interest expense	8,633	1.0%	11,158	2.0%
Total other expense, net	6,710	0.8%	9,187	1.6%
(Loss) income before income taxes	(6,903)	(0.8)%	15,286	2.7%
Income tax expense	321	0.0%	469	0.1%
Net (loss) income	$(7,224)	(0.9)%	$14,817	2.6%
Net (loss) income attributable to non-controlling interest	(1,441)	(0.2)%	2,828	0.5%
Net (loss) income attributable to MediaAlpha, Inc.	$(5,783)	(0.7)%	$11,989	2.1%
Net (loss) income per share of Class A common stock
-Basic	$(0.10)		$0.23
-Diluted	$(0.11)		$0.22
Weighted average shares of Class A common stock outstanding
-Basic	56,134,035		52,293,622
-Diluted	67,420,272		66,087,041
Revenue
The following table presents our revenue, disaggregated by vertical, for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Property & Casualty insurance	$738,245	$315,545	74.6%	$422,700
Percentage of total revenue	89.8%			74.9%
Health insurance	64,867	(50,065)	(43.6)%	114,932
Percentage of total revenue	7.9%			20.4%
Life insurance	16,366	(2,942)	(15.2)%	19,308
Percentage of total revenue	2.0%			3.4%
Other	2,967	(4,149)	(58.3)%	7,116
Percentage of total revenue	0.3%			1.3%
Revenue	$822,445	258,389	45.8%	$564,056

The increase in P&C insurance revenue for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was due to a sustained increase in customer acquisition spending by P&C insurance Demand Partners driven by significant year-over-year increases in marketing budgets and customer acquisition spending, and an increased supply of Consumer Referrals due to the addition of new Supply Partners. While automotive tariff developments may put upward pressure on claims costs and carrier profitability in the future, we anticipate continued strong near-term momentum, as the profit margins of many carriers are currently above target levels and competition for market share remains robust.
The decrease in health insurance revenue for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was driven our actions to scale back the under-65 health sub-vertical and address concerns raised by the FTC as well as by a decrease in the supply of Consumer Referrals from our Supply Partners as one of our partners ceased operations during the first half of 2024. Additionally, revenue from the Medicare sub-vertical declined due to industry-wide headwinds resulting from increases in the MLR for carriers and changes to the enrollment programs, which drove lower demand from brokers. Revenue from under-65 health declined from $87.6 million for nine months ended September 30, 2024 to $48.6 million for the nine months ended September 30, 2025.
The decrease in life insurance revenue for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was due primarily to a reduced supply of Consumer Referrals resulting from one of our Supply Partners ceasing operations during the three months ended June 30, 2024.
The decrease in other revenue for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was driven primarily by lower revenue from our travel vertical. We have fully exited the vertical during the three months ended September 30, 2025. Revenue from the Travel vertical was $1.8 million and $5.5 million during the nine months ended September 30, 2025 and 2024, respectively, and was not considered material.
Cost of revenue
The following table presents our cost of revenue for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Cost of revenue	$699,713	$230,248	49.0%	$469,465
Percentage of revenue	85.1%			83.2%
The increase in cost of revenue for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue and lower take rates in our Open Marketplace, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Sales and marketing	$16,078	$(2,530)	(13.6)%	$18,608
Percentage of revenue	2.0%			3.3%
The decrease in sales and marketing expenses for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was due primarily to a decrease in equity-based compensation expense of $1.6 million and a decrease in amortization expense of $2.0 million, offset in part by an increase in personnel-related costs of $0.8 million.

Product development
The following table presents our product development expenses for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Product development	$16,068	$1,325	9.0%	$14,743
Percentage of revenue	2.0%			2.6%
The increase in product development expenses for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was due primarily to an increase in personnel-related costs of $2.0 million, offset in part by a decrease in equity-based compensation expense of $0.9 million.
General and administrative
The following table presents our general and administrative expenses for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
General and administrative	$77,363	$40,596	110.4%	$36,767
Percentage of revenue	9.4%			6.5%
The increase in general and administrative expenses for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was due primarily to a $39.5 million increase in legal costs, driven by higher legal fees and charges of $38.0 million to increase the reserve relating to the FTC Matter, an increase in personnel-related costs of $1.9 million due to annual salary adjustments and higher headcount, and an increase in equity-based compensation expense of $0.7 million, offset in part by a decrease in amortization expense of $0.4 million.
Write-off of intangible assets
The following table presents our write-off of intangible assets for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Write-off of intangible assets	$13,416	$13,416	100.0%	$—
Percentage of revenue	1.6%			0.0%
During the nine months ended September 30, 2025, we wrote off $13.4 million of customer relationships and trademarks, trade names, and domain names acquired as part of the Customer Helper Team, LLC acquisition as we did not expect any future cash inflows from these assets.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Cost of revenue	$836	$(1,818)	(68.5)%	$2,654
Sales and marketing	4,040	(1,636)	(28.8)%	5,676
Product development	4,117	(884)	(17.7)%	5,001
General and administrative	13,805	684	5.2%	13,121
Total	$22,798	$(3,654)	(13.8)%	$26,452
The decrease in equity-based compensation expense for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was due primarily to acceleration of the vesting of certain RSUs held by employees during the three months ended March 31, 2024 in connection with the termination of their employment and certain RSUs granted to employees being fully vested during or prior to the nine months ended September 30, 2025, offset in part by higher expenses related to annual awards of RSUs granted to employees and higher employee headcount.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Sales and Marketing	$2,239	$(1,950)	(46.6)%	$4,189
General and administrative	228	(410)	(64.3)%	638
Total	$2,467	$(2,360)	(48.9)%	$4,827
The decrease in amortization expense for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was due primarily to the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition.
Other (income), net
The following table presents our other (income), net for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Other (income), net	$(1,923)	$48	(2.4)%	$(1,971)
Percentage of revenue	(0.2)%			(0.3)%
The increase in other (income), net for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was driven primarily by an increase in interest income resulting primarily from higher cash balances, as compared to a one-time contract termination fee of $1.7 million received from one of our Supply Partners in the Health and Life insurance verticals that ceased operations during the nine months ended September 30, 2024.

Interest expense
The following table presents our interest expense for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Interest expense	$8,633	$(2,525)	(22.6)%	$11,158
Percentage of revenue	1.0%			2.0%
The decrease in interest expense for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was driven by the impact of lower interest rates as well as lower outstanding debt balances during 2025.
Income tax expense
The following table presents our income tax expense for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Income tax expense	$321	$(148)	(31.6)%	$469
Percentage of revenue	0.0%			0.1%
For the nine months ended September 30, 2025, we recorded an income tax expense of $0.3 million resulting from our effective tax rate of (4.7)%, which differed from the U.S. federal statutory rate of 21%, due primarily to the tax impacts of changes in our valuation allowance. For the nine months ended September 30, 2024, we recorded an income tax expense of $0.5 million resulting from our effective tax rate of 3.1% which differed from the U.S. federal statutory rate of 21%.
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
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$17,643	$11,888	$(7,224)	$14,817
Equity-based compensation expense	7,662	8,597	22,798	26,452
Interest expense	2,808	3,562	8,633	11,158
Income tax expense	54	312	321	469
Depreciation expense on property and equipment	71	65	201	191
Amortization of intangible assets	511	1,609	2,467	4,827
Transaction expenses(1)	303	(45)	303	1,172
Write-off of intangible assets(2)	—	—	13,416	—
Contract settlement(3)	—	—	—	(1,725)
Changes in TRA related liability	(159)	—	(80)	—
Changes in Tax Indemnification Receivable	(5)	(84)	(211)	(86)
Legal expenses(4)	191	367	42,333	2,155
Adjusted EBITDA	$29,079	$26,271	$82,957	$59,430
(1)Transaction expenses consist of $0.3 million of legal and accounting fees incurred for the three and nine months ended September 30, 2025, respectively, in connection with an amendment to the 2021 Credit Facilities. Transaction expenses consist of immaterial expenses and $1.2 million of legal and accounting fees incurred by us for the three and nine months ended September 30, 2024, respectively, in connection with resale registration statements filed with the SEC.
(2)Write-off of intangible assets for the nine months ended September 30, 2025 consist of a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names intangible assets acquired as part of the acquisition of Customer Helper Team, LLC.
(3)Contract settlement consists of $1.7 million of income for the nine months ended September 30, 2024 recorded in connection with a one-time contract termination fee receivable from one of our partners in the Health vertical that ceased operations during the nine months ended September 30, 2024.
(4)Legal expenses of $0.2 million and $42.3 million for the three and nine months ended September 30, 2025, respectively, consist of increases of $0.0 million and $38.0 million, respectively, to the loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter. Legal expenses of $0.4 million and $2.2 million for the three and nine months ended September 30, 2024, consist of legal fees and costs incurred in connection with the FTC Matter.
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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$306,514	$259,133	$822,445	$564,056
Less cost of revenue	(263,108)	(219,907)	(699,713)	(469,465)
Gross profit	$43,406	$39,226	$122,732	$94,591
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	265	405	836	2,654
Salaries, wages, and related	707	907	2,308	2,474
Internet and hosting	199	145	570	402
Other expenses	213	170	580	539
Depreciation	5	5	17	15
Other services	616	549	1,856	2,008
Merchant-related fees	204	75	534	217
Contribution	$45,615	$41,482	$129,433	$102,900
Gross margin	14.2%	15.1%	14.9%	16.8%
Contribution Margin	14.9%	16.0%	15.7%	18.2%
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
The following table presents Transaction Value by platform model for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Open Marketplace transactions	$299,815	$253,016	$803,514	$546,949
Percentage of total Transaction Value	50.9%	56.0%	52.1%	55.1%
Private Marketplace transactions	289,488	198,759	739,669	445,742
Percentage of total Transaction Value	49.1%	44.0%	47.9%	44.9%
Total Transaction Value	$589,303	$451,775	$1,543,183	$992,691

The following table presents Transaction Value by vertical for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Property & Casualty insurance	$548,225	$387,451	$1,390,423	$777,521
Percentage of total Transaction Value	93.0%	85.8%	90.1%	78.3%
Health insurance	33,480	55,615	128,572	179,980
Percentage of total Transaction Value	5.7%	12.3%	8.3%	18.1%
Life insurance	7,320	6,261	21,095	24,384
Percentage of total Transaction Value	1.2%	1.4%	1.4%	2.5%
Other	278	2,448	3,093	10,806
Percentage of total Transaction Value	0.1%	0.5%	0.2%	1.1%
Total Transaction Value	$589,303	$451,775	$1,543,183	$992,691
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Clicks	92.2%	88.6%	90.0%	84.2%
Calls	2.8%	6.6%	4.2%	9.4%
Leads	5.0%	4.8%	5.8%	6.4%
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, share repurchases, and mandatory principal payments on our long-term debt. As of September 30, 2025 and December 31, 2024, our cash and cash equivalents and restricted cash totaled $72.3 million (of which $33.5 million is designated as restricted pursuant the FTC Consent Order) and $43.3 million, respectively. As of September 30, 2025, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $151.3 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million. On August 4, 2025 ("Effective Date"), we agreed with lenders representing $138.1 million of the principal amount outstanding as of the Effective Date under the 2021 Term Loan Facility to extend the maturity date of their portion of the 2021 Term Loan Facility by one year, to July 29, 2027. The remaining lenders, representing $13.3 million of the principal amount outstanding as of the Effective Date under the 2021 Term Loan Facility, did not agree to extend the maturity date of their loans, and so such amounts are considered to be current liabilities as their maturity falls within twelve months from September 30, 2025. In additions, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the

Effective Date) agreed to extend the maturity by one year to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term.

On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (the “FTC”) regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, we received an initial settlement demand from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the TSR and the Government and Business Impersonation Rule (the “Impersonation Rule”). The FTC Staff proposed to seek injunctive and monetary relief and civil penalties. On July 3, 2025, the Company reached agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the Commissioners of the FTC to fully resolve the FTC’s claims. On August 6, 2025, the complaint and Consent Order were filed with the Court, and on October 16, 2025, the Court entered the Consent Order. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing or to the FTC’s allegations, the Company has agreed to pay $45.0 million as monetary relief, of which $33.5 million was payable within seven days of entry of the Consent Order by the court and was designated as restricted cash on the consolidated balance sheet as of September 30, 2025. The remaining $11.5 million is payable by January 14, 2026, 90 days following entry of the Consent Order. We paid the initial payment of $33.5 million on October 21, 2025 from our cash on hand, and expect to pay the remaining $11.5 million settlement payment from our cash on hand. In addition, we agreed to certain other provisions, primarily implementing additional compliance procedures to further strengthen the existing safeguards in under-65 Health vertical.
On September 3, 2025, a special committee of our Board of Directors, comprised solely of independent and disinterested directors not affiliated with Insignia, pursuant to authority delegated to it by our Board of Directors, authorized us to enter into a Share Repurchase Agreement with Insignia to repurchase 3,234,894 shares of Class A common stock at a price of $10.17 per share, for an aggregate purchase price of $32.9 million. As part of the transaction, Insignia exchanged all of its remaining 3,234,894 Class B-1 units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis.
On October 28, 2025, our Board of Directors authorized a new Share Repurchase Program to repurchase up to $50 million of shares of Class A common stock ("Repurchase Program"). We may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by us in our discretion based on the ongoing evaluation of market and economic conditions, the trading price and volume of the our Class A common stock, our capital needs and investment opportunities, and other factors. The Repurchase Program is expected to be completed by the end of 2026, but may be suspended or discontinued at any time.
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

Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2025 and 2024, and the dollar and percentage changes between the periods:

(dollars in thousands)	Nine Months Ended September 30, 2025	$	%	Nine Months Ended September 30, 2024
Net cash provided by operating activities	$73,046	$41,703	133.1%	$31,343
Net cash (used in) investing activities	$(300)	$307	(50.6)%	$(607)
Net cash (used in) financing activities	$(43,671)	$(27,968)	178.1%	$(15,703)

Operating activities
Cash flows provided by operating activities were $73.0 million for the nine months ended September 30, 2025, compared with $31.3 million for the nine months ended September 30, 2024. The increase was due primarily to an increase in net working capital resulting from an increase in accounts receivable due to higher revenues and an increase in accrued expenses due to increasing the reserve related to the FTC Matter, offset in part by a decrease in accounts payable due to the timing of payments and an increase in net loss.
Investing activities
Cash flows used in investing activities were $0.3 million for the nine months ended September 30, 2025, compared with $0.6 million for the nine months ended September 30, 2024. The decrease resulted primarily from the purchase of certain intangible assets during the nine months ended September 30, 2024.
Financing activities
Cash flows used in financing activities were $43.7 million for the nine months ended September 30, 2025, compared with $15.7 million for the nine months ended September 30, 2024. The increase was due primarily to payments made for share repurchases of $32.9 million, offset in part by a required Excess Cash Flow principal payment on the 2021 Term Loan Facility during the nine months ended September 30, 2024 and higher payments made for shares withheld for taxes on vesting of RSUs during the nine months ended September 30, 2024.
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
As of September 30, 2025, we had $150.7 million of outstanding borrowings, net of deferred debt issuance costs of $0.6 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. As of September 30, 2025 and December 31, 2024, we recorded $6.9 million and $7.0 million, respectively, of estimated payments related to the 2024 tax year due under the TRA within accrued expenses and liabilities under tax receivables agreement, net of current portion, respectively, on the consolidated balance sheets as these payments are probable and payable during the first quarter of 2026. Based on the significant improvement in our pre-tax income during 2024, the third quarter of 2025, and the current forecasts, we expect that in the foreseeable future, which could be as early as the fourth quarter of 2025, the positive evidence supporting the realizability of our deferred tax assets will outweigh the negative evidence, in which event we may be required to release a portion or all of the valuation allowance on our deferred tax assets and may also be required to record a liability pursuant to the TRA.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2024 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.2 million impact on interest expense for the nine months ended September 30, 2025.
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

Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$161	53%	2	$130	50%
Purchases	2	$79	30%	2	$48	22%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$408	50%	2	$227	40%
Purchases	2	$178	26%	—	$—	—%

	As of September 30, 2025			As of December 31, 2024
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	2	$55	42%	2	$66	46%
Accounts payable	3	$38	37%	4	$56	53%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We derive a substantial majority of our revenue from sales of Consumer Referrals to property & casualty insurance carriers, health insurance carriers and brokers, and life insurance carriers. Revenue from our insurance verticals accounted for 99.9% and 99.2% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, 99.6% and 98.7% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively, and 99.0% and 96.6% of our total revenue for the years ended December 31, 2024 and 2023, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our Demand Partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers began to reduce their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues, and those reductions continued and in many cases worsened during 2022 and 2023 before beginning to recover in 2024. We will likely experience such insurance industry cycles again in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. In 2025, the U.S. government has implemented new import tariffs and increases in existing tariff rates on imported automobiles and automobile parts, and may implement additional new tariffs or tariff increases in the future. These tariffs could cause a significant increase in the costs of imported automobile parts, as well as the costs of new and used automobiles, which are used for calculating loss payments by insurance carriers. These cost increases may increase automobile insurance claim costs and carrier loss ratios, which could result in a resumption of hard market conditions and a reduction in carrier spending on Consumer Referrals on our platform, which would materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
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
On July 3, 2025, the Company reached agreement with the FTC Staff on the terms of a Consent Order that the FTC Staff was prepared to recommend to the FTC Commissioners to fully resolve the FTC’s claims. On August 6, 2025, the complaint and Consent Order were filed with the Court, and on October 16, 2025, the Court entered the Consent Order. Under the terms of the Consent Order, the Company has agreed to pay $45.0 million as monetary relief, of which $33.5 million is payable within seven days of entry of the Consent Order and the remaining $11.5 million is payable by January 14, 2026, 90 days following entry of the Consent Order. The Company paid the initial payment of $33.5 million on October 21, 2025. Under the Consent Order, the Company has also agreed to, among other things: implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to monitor the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
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
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2025:

2025	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	N/A	N/A
August 1 through August 31[1]	101,686	$10.14	N/A	N/A
September 1 through September 30[2]	3,234,894	$10.17	N/A	N/A
Total	3,336,580	$10.17	N/A	N/A
(1)These shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of its Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.
(2)On September 3, 2025, a special committee of the Company's Board of Directors comprised solely of independent and disinterested directors not affiliated with Insignia, pursuant to authority delegated to it by the Board of Directors, authorized the Company to enter into a Share Repurchase Agreement with Insignia to repurchase 3,234,894 shares of the Company’s Class A common stock at a price of $10.17 per share, for an aggregate purchase price of $32.9 million.
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
On August 14, 2025, Steve Yi, our Chief Executive Officer, adopted a new Rule 10b5-1 trading plan. Mr. Yi’s trading plan provides for the sale of up to 900,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or May 6, 2026. The total shares that may be sold under the plan represent approximately 13% of the total shares (vested and unvested) owned by Mr. Yi and OBF Investments, LLC, which is owned by trusts for the benefit of Mr. Yi and members of his family, as of September 30, 2025.
On August 13, 2025, Eugene Nonko, our Chief Architect, adopted a new Rule 10b5-1 trading plan. Mr. Nonko’s trading plan provides for the sale of up to 1,407,500 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or May 6, 2026. The total shares that may be sold under the plan represent approximately 21% of the total shares (vested and unvested) owned by Mr. Nonko and his family investment entities as of September 30, 2025.
On September 5, 2025, Keith Cramer, our Chief Revenue Officer, adopted a new Rule 10b5-1 trading plan. Mr. Cramer’s trading plan provides for the sale of up to 115,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or September 15, 2026. The total shares that may be sold under the plan represent approximately 31% of the total shares (vested and unvested) owned by Mr. Cramer as of September 30, 2025.
On September 9, 2025, Amy Yeh, our Chief Technology Officer, adopted a new Rule 10b5-1 trading plan. Ms. Yeh’s trading plan provides for the sale of up to 172,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or December 20, 2026. The total shares that may be sold under the plan represent approximately 27% of the total shares (vested and unvested) owned by Ms. Yeh as of September 30, 2025.
On September 12, 2025, Jeffrey Coyne, our General Counsel, adopted a new Rule 10b5-1 trading plan. Mr. Coyne’s trading plan provides for the sale of up to 75,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or June 15, 2026. The total shares that may be sold under the plan represent approximately 16% of the total shares (vested and unvested) owned by Mr. Coyne as of September 30, 2025.
During the three months ended September 30, 2025, no other director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Third Amendment dated as August 4, 2025, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 6, 2025
10.2	Consent Order dated August 6, 2025	8-K	001-39671	99.1	August 7, 2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	October 29, 2025	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer