Form 10-K
period 2025-12-31
MediaAlpha, Inc.
filed 2026-02-23
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was $367.1 million based upon the closing market price as of the close of business on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 30, 2026, there were 56,207,408 shares of MediaAlpha, Inc.’s Class A common stock, $0.01 par value per share, and 8,288,267 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•“Vertical” means a market dedicated to a specific set of products or services sold to end consumers. Examples include property & casualty insurance, health insurance, and life insurance.
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
Item 1. Business.
Our Company
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers, agents, and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the leading customer acquisition infrastructure for insurance carriers, supporting $2.2 billion in Transaction Value(1) across our platform from our core verticals of property & casualty (“P&C”) insurance, health insurance and life insurance during the year ended December 31, 2025.
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
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier, agent or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. Our model’s versatility allows for the same insurance carrier or distributor to be both a Demand and Supply Partner, which deepens the partner’s relationship with us. In fact, it is this supply partnership that presents insurance carriers with a highly differentiated monetization opportunity, enabling them to capture revenue from website visitors who either do not qualify for a policy or otherwise may be more valuable as a potential referral to another carrier.
1 “Transaction Value” is an operating metric that we present in this Annual Report on Form 10-K to supplement the financial information we present on the basis of accounting principles generally accepted in the United States of America (“GAAP”). Transaction Value represents the total gross dollars transacted by our partners on our platform. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.”

For the year ended December 31, 2025, of the top 20 largest auto insurance carriers by customer acquisition spend in 2024, according to Dowling & Partners’ Advertising study, 16 were Demand Partners on our platform. Of these carriers, half were also Supply Partners in our ecosystem. During 2025, consumers shopping for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites drove an average of 11.8 million Consumer Referrals on our platform each month.
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
We have a history of delivering strong growth in our Transaction Value and revenue, enabled by our unique business model and technology platform. For the year ended December 31, 2025, we generated $2.2 billion of Transaction Value and $1.1 billion of revenue, representing increases of 44.5% and 28.8%, respectively, compared with the year ended December 31, 2024, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability and an increase in Consumer Referrals from our Supply Partners. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both Demand Partners and Supply Partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates.

In our health and life insurance verticals, we continue to support carriers and Private Marketplace partners in customer acquisition, and we believe we are well positioned to support them as they shift towards more direct, digital distribution. Within the health vertical, our focus is primarily on Medicare Advantage, which we believe represents an attractive long-term opportunity, and we have scaled back our business in under-65 health significantly. We aim to drive deeper adoption and integration of our platform within the Medicare Advantage ecosystem to continue delivering strong results to our partners.
We expect the broad secular trends driving our historical growth to continue, supported by two key factors: improved profitability among P&C carriers and their continued shift toward direct distribution channels as they compete to grow policies in force, both of which are expected to drive increased customer acquisition investments on our platform. See “Part II Item 7 - Management’s discussion and analysis of financial condition and results of operations - Results of operations” for more information.

Other
Life insurance
Health insurance
8%
2%
0%
90%
Property & casualty insurance

**FY 2025 Revenue Mix**

We designed our business model to be capital efficient, with high operating leverage and cash flow conversion. We have funded our growth primarily through internally generated cash flow, with no outside primary capital. Our strong cash flow generation is driven by (i) the nature of our revenue model, which is fee based and generated at the time a Consumer Referral is sold, and (ii) our proprietary technology platform, which is highly scalable and requires minimal capital expenditures ($0.3 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively).
The foundation of our success is our company culture. Personal development is critical to our team’s engagement and retention, and we continually invest to support our core values of open-mindedness, intellectual curiosity, candor, and humility. This has resulted in a growth-minded team, with low turnover, committed to building great products and the long-term success of our partners.
Our market opportunity
Insurance is one of the largest industries in the United States, with attractive growth characteristics and market fundamentals. Insurance companies wrote over $3 trillion in premiums in 2024, growing at a 10% CAGR from 2018, according to S&P Global Market Intelligence. Demand for insurance products is stable, due to, in many instances, coverage being mandated by law (for example, auto insurance) or lenders (for example, homeowners insurance) or federally subsidized (for example, Medicare Advantage plans). The insurance industry as a whole is highly competitive and invests heavily in customer acquisition. According to William Blair, advertising spend by P&C insurance carriers in the U.S. is expected to reach approximately $14 billion in 2026, growing at a 10% CAGR from 2024 levels. We expect digital insurance advertising spend to grow at double digit rates annually over the next few years.
Our technology platform was created to serve and grow with our insurance end markets. While the P&C insurance industry experienced underwriting losses from 2021 through 2023 driven by inflation in automobile replacement and repair costs, it has recovered strongly during 2024 and 2025 and we believe that the secular trends in the insurance industry will provide strong tailwinds for our business over the long term.
•Direct-to-consumer is the fastest growing insurance distribution channel. In the auto insurance industry, there are carriers focused on DTC distribution (such as Progressive and GEICO) and carriers focused more on traditional, agent-based distribution (such as State Farm, Liberty Mutual and Allstate). We believe that the industry shift to more direct distribution is accelerating. A major driver of this growth has been the DTC carriers’ outsized investments, relative to their agent-focused peers, in direct customer acquisition channels. Traditional, agent-based carriers have responded by investing more heavily in direct customer acquisition efforts themselves, as well as launching digital brands (such as Nationwide launching Spire), acquiring digital agencies, or acquiring digital insurers (such as Allstate acquiring SquareTrade). According to S&P Global Market Intelligence, Progressive, GEICO, and Allstate's advertising spend in 2024 reached $3.5 billion, $1.4 billion, and $1.9 billion, respectively.
•More insurance consumers are shopping online. Consumers are increasingly using the internet not just for research and price discovery, but to purchase insurance as well. According to J.D. Power, nearly half of auto insurance shoppers purchased policies through digital channels in 2025. Younger consumers are not the only driving force of this shift; the share of digitally savvy older consumers is rapidly growing as well. According to the Pew Research Center, internet usage among adults aged 65 and older has grown from 66% in 2018 to 90% in 2025.
•Insurance customer acquisition spending is growing. Total advertising spend in the P&C insurance industry was estimated to grow at 8% CAGR from 2018 to 2025, according to William Blair. According to Ad Age, four of the top 15 most-advertised brands in the U.S. across traditional and online channels in 2024 were insurance companies—Progressive, Allstate, GEICO, and State Farm. According to S&P Global Market Intelligence, these four insurance carriers spent over $7.5 billion on advertising during 2024, with Progressive spending nearly double that of the second highest spender, Allstate. In the face of such aggressive spending and customer acquisition by DTC carriers such as Progressive and GEICO, agent-based carriers are compelled to spend heavily to remain competitive.
•Digital customer acquisition spending by insurers has plenty of headroom. Insurance carriers allocate a lower percentage of their advertising budgets to digital channels than other industries. While eMarketer estimates that companies across all industries allocated almost 80% of their advertising budgets to digital in 2024, estimates based on public filings indicate that leading insurance companies collectively allocated less than 40% of their budgets to digital channels in that year. Industry analysts expect digital marketing spend by the insurance industry to narrow this gap significantly over time as more consumers shop online and carriers increase their adoption of digital channels.
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

Our platform
We have created one of the largest insurance customer acquisition technology platforms. For the year ended December 31, 2025, we had $2.2 billion in Transaction Value and served over 1,050 total insurance partners, in addition to our agent partners. For the year ended December 31, 2024, we had $1.5 billion in Transaction Value and served over 1,000 total insurance partners, in addition to our agent partners. For the year ended December 31, 2025, we increased the number of our active agent partners by 30% year over year.
During 2025, high-intent consumers shopping for insurance products on the websites of sellers on our platform and our proprietary websites resulted in approximately 141 million Consumer Referrals acquired by Demand Partners on our platform. We serve over 700 Demand Partners, in addition to our agent partners, in our insurance verticals. Our platform was designed to support multiple Consumer Referral products and flexible deployment models to best serve the varying needs of our partners.
Insurance carriers and agents access our platform through a self-service web interface that enables them to manage customer acquisition strategies across all sources of Consumer Referrals, efficiently and with full transparency. Our platform provides insurance carriers and agents sophisticated targeting capabilities for efficient customer acquisition. Further, it offers our Demand Partners the ability to offset their customer acquisition costs by using predictive analytics to identify and refer non-converting consumers to other carriers, delivering better returns on investment relative to traditional channels.

We connect insurance companies with websites where consumers shop for insurance. Insurance carriers, agents, and distributors are able to target high-intent consumers when they are actively shopping for insurance. Our end consumers typically access our partners’ websites or our proprietary websites looking for an insurance quote, where they volunteer relevant data in connection with their quote request. Our platform then controls the matching of these consumers with insurance companies, presenting them with multiple brands to choose from. We believe the rich data available with every consumer quote request gives our platform the unparalleled ability to direct each Consumer Referral to carriers seeking customers with that profile. We maximize value to both Demand and Supply Partners by allowing insurance companies to reach consumers when they are actively shopping at the point of purchase and precisely target granular consumer segments using rich data.

We enable insurance companies to reach and acquire new customers in multiple ways. Our platform enables insurance companies to engage with consumers through multiple touchpoints, depending on their strengths and preferences. Consumers can (i) proceed to an insurance carrier’s website on a self-directed basis to purchase a policy (click), (ii) engage with an insurance carrier or agent via phone (call), and/or (iii) have their data submitted to insurance companies to receive inbound contacts (lead).
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Clicks	90.1%	84.1%
Calls	4.2%	9.4%
Leads	5.7%	6.5%
Our platform leverages precise data and data science for maximum efficiency. Our platform enables insurance carriers to use precise data to target and bid for Consumer Referrals across a wide range of demographic and geographic attributes on a source transparent basis. This allows insurance carriers to pay the right price for each Consumer Referral based on their business objectives. Insurance carriers can integrate with our platform to provide real-time conversion feedback, allowing them to measure returns on their spending granularly and execute algorithmic optimization of their customer acquisition investments based on the expected LTV of the customer. Increasing the number and depth of our conversion data integrations with our partners remains a key part of our strategy.
Insurance carriers are able to maximize the value of each consumer opportunity. We have extensive data integrations with many of our partners to support efficient customer acquisition. These data integrations allow us to more seamlessly transact a Consumer Referral by taking information an end consumer has already provided and pre-populating it into an insurance carrier’s purchase process, streamlining and simplifying the process for the consumer and potentially increasing policy conversion rates. This enhances the value of the Consumer Referral to our insurance carriers, and adds significant value to all parties on our platform. As of December 31, 2025, we had 106 Demand Partners with this type of integration in place for active and future campaigns, representing 90% of the total Transaction Value from our insurance verticals for the year then ended. Increasing the number and depth of our data integrations with our partners remains a key part of our strategy, and we believe this number will increase as our platform grows.
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
Our technology
Our technology platform allows insurance carriers, agents, and distributors to acquire customers and optimize customer acquisition costs to align with expected customer LTV, in a single data-rich but user-friendly environment. Our technology is an important enabler of our growth, scale, and operating leverage, and is a key part of what differentiates us from our competitors. It also enables our partners to scale their customer acquisition and monetization efficiently and with minimal operating overhead. With approximately 141 million Consumer Referrals transacted on our platform in 2025, we believe we offer the largest source of Consumer Referrals in the insurance sector.
Our product is a robust, real-time customer acquisition and advanced data analytics platform. It is fueled by rich, anonymized consumer data provided by our extensive data integrations with our partners. At the heart of our platform is a set of proprietary predictive analytics algorithms that incorporate hundreds of variables to generate conversion probabilities for each unique consumer, enabling our partners to align customer acquisition costs with expected customer LTV across the platform.
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
Robust data science tools to optimize customer acquisition. Our unique search and conversion datasets and optimization capabilities enable automated, algorithmic customer acquisition optimizations. As our platform grows and processes more customer acquisition transactions, we gather more conversion data to further refine our predictive analytics algorithms. This further enhances our platform’s capability to predict our partners’ expected return per consumer and support more efficient customer acquisition strategies. We believe this creates a flywheel effect by which the attractiveness and value of our platform will continue to grow as we scale our marketplaces.
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
Highly extensible and scalable platform. Our platform and industry-agnostic technology enables us to quickly expand our operations into existing and adjacent verticals with minimal investments. We have organically scaled the P&C insurance vertical to $1.9 billion in Transaction Value, for the year ended December 31, 2025. While our primary focus remains on insurance, we intend to continue to opportunistically seek growth opportunities in sectors with similar, attractive market fundamentals. We believe our proprietary technology will allow us to react nimbly to growing demands and opportunities in emerging verticals.
Our target audience
Our buyers: Our Demand Partners are insurance carriers and distributors looking to target high-intent consumers deep in their purchase journey. Repeat buyers continue to be a strong driver of our business, with 99% of our Transaction Value for 2025 coming from Demand Partner relationships in existence during 2024 and 96% of our Transaction Value for 2024 coming from Demand Partner relationships in existence during 2023.
Our value proposition for buyers
•Efficiency at scale. We believe we are the leading customer acquisition infrastructure for insurance carriers, delivering the volume of Consumer Referrals insurance companies need to drive profitable growth, while also providing precise targeting capabilities to ensure they connect with the right prospects. We believe this gives our Demand Partners the ability to realize greater efficiencies relative to other customer acquisition channels.
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
Our sellers: Our Supply Partners use our platform to monetize their digital consumer traffic. Our Supply Partners are primarily insurance carriers looking to maximize the value of non-converting or low LTV consumers, and insurance-focused research destinations or other financial websites looking to monetize high-intent customers. Repeat sellers continue to be a strong driver of our business, with 99% of our Transaction Value for 2025 and 2024 coming from Supply Partner relationships in existence during 2024 and 2023. Transaction Value for repeat Supply Partner relationship in existence during 2024 grew 57% in 2025.
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
Our end consumers: Our end consumers are primarily high-intent, online insurance shoppers. Due to the broad participation of top-tier insurance carriers within our ecosystem, consumers are able to more efficiently navigate a range of options and offers relevant to their policy searches. During the year ended December 31, 2025, high-intent consumers shopping for insurance products on the websites of sellers on our platform and our proprietary websites resulted in approximately 141 million Consumer Referrals being acquired by buyers on our platform.
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
•Shopping efficiency. We facilitate access to a wide range of insurance carriers and brokers, allowing end consumers to find the right products for their needs with minimal research and maximum efficiency, through an omni-channel, seamless consumer platform experience. We enable consumers to get quotes from multiple insurance carriers and distributors in different ways, including directly online or offline.
Our strengths
We believe that our competitive advantages are based on the following key strengths:
•Highly scalable, innovative technology platform with rich data. Our proprietary platform is built to be highly extensible and flexible, enabling us to quickly and efficiently develop custom solutions and tools to address the varying and evolving needs of our partners. Supported by our proprietary algorithms, our platform is able to provide continuous, real-time feedback and insights that buyers can use to maximize the value of every consumer opportunity. Our deep data integrations allow our buyers to utilize millions of anonymized data points to target and acquire their desired customers with a unique level of precision and control. As of December 31, 2025, there were over 350 insurance Supply Partners on our platform. We also provide our Supply Partners with sophisticated, data-driven yield management and monetization capabilities. We believe these capabilities are critical to our partners’ monetization strategies, as they enable optimization of their business performance and revenue. Our platform is vertical agnostic, allowing us to quickly and easily expand into new markets with attractive attributes.
The increased participation in our technology-driven platform continues to generate valuable data, enhance feedback loops, and drive stronger results for all participants in the ecosystem. We believe this creates a flywheel effect as our platform continues to grow.
•Superior operating leverage. We designed our business to be highly scalable, driving sustainable long-term growth that delivers superior value to both Demand and Supply Partners. Our technology enables us to grow rapidly in a highly capital efficient manner, with minimal need for working capital or capital expenditure investment. In 2025, we employed an average of 147 individuals, who drove $2.2 billion of Transaction

Value ($14.7 million per employee), $26.8 million of net income ($0.2 million per employee), and $113.7 million of Adjusted EBITDA ($0.8 million per employee) and in 2024, we employed an average of 139 individuals, who drove $1.5 billion of Transaction Value ($10.7 million per employee), $22.1 million of net income ($0.2 million per employee), and $96.1 million of Adjusted EBITDA ($0.7 million per employee) for the year. We believe this illustrates the flexibility and scalability of our platform and the operating leverage of our business model, as we were able to grow Transaction Value and Adjusted EBITDA significantly as the P&C insurance industry recovered, without a meaningful increase in our headcount.
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
We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, resulting in strong retention rates. Our relationships with our partners are deep, longstanding, and involve top-tier insurance carriers in the industry. 16 of the top 20 largest U.S. auto insurance carriers by customer acquisition spend in 2024 are Demand Partners on our platform. In 2025, 99% of total Transaction Value executed on our platform came from Demand Partner relationships in existence during 2024. In 2024, 96% of total Transaction Value executed on our platform came from Demand Partner relationships in existence during 2023.
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
•Grow our relationships with agents. We continue to strategically expand our insurance agency relationships to capture additional customer acquisition spend within our core insurance verticals. We have a dedicated team working to incorporate agents into our platform and help them expand their customer acquisition capabilities.
•Expand into and scale new verticals. While we are currently focused on growing our core insurance verticals, we continue to evaluate expansion opportunities in markets that share similar characteristics. We believe our vertical-agnostic platform and established playbook for entering new markets will allow us to capture attractive market opportunities effectively if we decide to pursue such opportunities. We believe we have the ability to enter most new verticals with only a modest increase in headcount.
Our competition
We operate in the broadly defined tech-enabled insurance distribution sector. We are part of a sector that is disrupting the conventional agent-based insurance distribution channels. This sector is comprised of companies engaged in varied aspects of customer acquisition. On one end of the spectrum, there are companies that are engaged in simple acquisition of Consumer Referrals, which they resell to insurance carriers or distributors. On the other end of the spectrum, there are companies that acquire the customer through digital channels and take them through the entire needs-based assessment and policy application and submission process.
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
Our platform also offers DTC digital spend optimization capabilities that compete primarily with home grown systems that buyers use to manage multiple sources of digital customer acquisition. As the number of digital consumer acquisition sources grows, the complexity and cost of managing those sources continues to increase. As a result, over time we have seen significant increases in the number of participants on our platform, further enhancing our scale and the return on investment for all our partners. We have deep integrations with our partners that are costly and time consuming to implement. We believe our scale makes it hard for new entrants to gain direct access to buyers and sellers and replicate what we have built over the years.
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
We have been in the past, and may be in the future, subject to investigations and enforcement actions by U.S. federal or state regulatory agencies relating to our compliance with these laws and regulations. For example, in October 2024 the Federal Trade Commission (“FTC”) asserted that we had violated violations of Section 5(a) of the FTC Act, the Telemarketing Sales Rule (“TSR”) and the Government Impersonation Rule. In July 2025, we reached agreement with the staff of the FTC (“FTC Staff”) on the terms of a Consent Order that fully resolved all of the FTC's claims, which became effective in October 2025 ("Consent Order"). Under the terms of the Consent Order, which includes no admission or denial of wrongdoing to the FTC’s allegations, we agreed to pay certain monetary amounts and to, among other things: implement processes to review our advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on our lead generation websites relating to under-65 health plans; implement processes to oversee the compliance of our under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by us; and comply with certain data deletion, recordkeeping and cooperation provisions. See “Risk Factors - The FTC Matter has had, and may continue to have, a material adverse effect on our under-65 health business.”
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
Employees
We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include a hands-on approach no matter the experience level, intellectual curiosity, open-mindedness, a growth mindset, and caring deeply about the quality of one’s work. As of December 31, 2025, we had 147 full-time employees. The human capital measures and objectives that we focus on in managing our business include talent acquisition and retention, employee engagement, development and training, diversity and inclusion, compensation and pay equity, and employee health and welfare. None of our employees are represented by a collective bargaining unit or are a party to a collective bargaining agreement.
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

Diversity and Inclusion
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. We use the “Overview” and “News & Events” tabs of our Investor Relations website (accessible at https://investors.mediaalpha.com) as means of disclosing information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure. Investors should routinely monitor those web pages, in addition to our press releases, SEC filings, and public conference calls and webcasts, as information posted on them could be deemed to be material information. The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Maintaining strong brand recognition and a reputation for delivering value to our partners is important to our business. A failure by us to protect our brand and deliver on these expectations could harm our reputation and damage our ability to attract and retain partners, which could adversely affect our business, financial condition, operating results, cash flows, and prospects. Furthermore, complaints or negative publicity about our business practices, legal compliance, marketing and advertising campaigns, data privacy and security issues, and other aspects of our business, whether valid or not, could damage our reputation and brand. If we are unable to maintain or enhance our reputation and client awareness of our brand cost-effectively, our business, financial condition, operating results, cash flows, and prospects could be materially and adversely affected.
We have and may decide to terminate our relationship with a partner for a number of reasons and at any time. For example, in October 2020, we terminated our relationship with a Supply Partner that represented approximately 2% of revenue for the year ended December 31, 2020. We have also terminated Demand Partners for various reasons, including violations of our contractual terms and/or our Code of Conduct. The termination of our relationship with a partner could reduce the number of Demand Partners seeking to purchase Consumer Referrals and Supply Partners seeking to sell their Consumer Referrals to our platform. In connection with such a termination, we would lose a source of Transaction Value and fees for future sales. Our business, financial condition, operating results, cash flows, and prospects could also be harmed if in the future we fail to develop new partner relationships.
We depend on a small group of Demand and Supply Partners for a substantial portion of our business. Changes in our relationships with these partners may adversely affect our business, financial condition, operating results, cash flows, and prospects.
We derive a large portion of our revenue from our Demand Partners through their purchases of Consumer Referrals provided by our Supply Partners. A limited number of our Demand and Supply Partners account for a substantial portion of our business. Our largest Demand Partner represented 25% and 23% of our revenue for the years ended December 31, 2025 and

2024, respectively, and our next largest Demand Partner represented 24% and 18% of revenue for the years ended December 31, 2025 and 2024, respectively. Our top 20 Demand Partners represented 82% and 72% of our revenue for the years ended December 31, 2025 and 2024, respectively.
The majority of our agreements with our Demand and Supply Partners do not include minimum transaction volume commitments, and accordingly, our Supply Partners can reduce or cease the volume of Consumer Referrals they provide to our platform, and/or our Demand Partners can reduce or cease their purchasing on our platform at any time. In addition, many of our agreements with our Demand and Supply Partners are terminable by the partner without cause upon 30 or 60 days’ notice. Should we become dependent on fewer Demand or Supply Partner relationships (whether as a result of the termination of existing relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with, or demand for our Consumer Referrals from, our Demand or Supply Partners, which in turn could harm our business, financial condition, operating results, cash flows, and prospects. In addition, such concentration would increase our credit risk relating to those partners.
Our business is highly subject to business cycles and risks related to the P&C insurance industry.
We derive a substantial majority of our revenue from sales of Consumer Referrals to P&C insurance carriers and brokers. Revenue from our P&C insurance vertical accounted for 90.1% and 76.1% of our total revenue for the years ended December 31, 2025 and 2024, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend on customer acquisition, including with us. These insurance markets, most notably the automobile insurance industry, have historically been cyclical in nature. These cycles are often characterized by periods of “soft” market conditions, when carriers’ loss ratios are relatively low and they tend to focus on investing to acquire customers and build market share, and “hard” market conditions, when their loss ratios are relatively high and they tend to prioritize profitability over growth and reduce their customer acquisition spending until they can obtain regulatory approval to raise premiums. As our insurance carrier partners go through these market cycles, our Demand Partners may increase or decrease their spending on Customer Referrals on our platform. These changes in spending may occur rapidly and without warning, and the duration of these market cycles can be difficult to predict accurately. Reductions in spending can have a material adverse impact on our operating results, causing them to fall short of the expectations of investors and securities analysts. For example, in the third quarter of 2021, many automobile insurers began to reduce their customer acquisition spending sharply in response to higher-than-expected loss ratios resulting from higher accident severity and increased repair costs due to global supply chain issues, and those reductions continued and in many cases worsened during 2022 and 2023 before beginning to recover in 2024. We will likely experience such insurance industry cycles again in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects. In 2025, the U.S. government has implemented new import tariffs and increases in existing tariff rates on imported automobiles and automobile parts, and may implement additional new tariffs or tariff increases in the future. These tariffs could cause a significant increase in the costs of imported automobile parts, as well as the costs of new and used automobiles, which are used for calculating loss payments by insurance carriers. These cost increases may increase automobile insurance claim costs and carrier loss ratios, which could result in a resumption of hard market conditions and a reduction in carrier spending on Consumer Referrals on our platform, which would materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
Our partners may negotiate with us to reduce our platform fees or switch certain transactions from Open Marketplace to Private Marketplace, which could harm our business, financial condition, operating results, cash flows, and prospects.
Many of the terms of our agreements with our partners, including our platform fees, are specifically negotiated with each partner. Our partners may negotiate with us to reduce our platform fees. The outcome of such negotiations could result in terms that are less favorable to us than those contained in our existing agreements or those obtained by our competitors, which could impact our relationship with our partners and could harm our business, financial condition, operating results, cash flows, and prospects. In addition, the net revenue generated from transactions in our Open Marketplace is higher than the net revenue from transactions in our Private Marketplaces. In the past, certain of our Supply and Demand Partners have switched their transactions with each other from our Open Marketplace to a Private Marketplace once they have reached a significant level of Transaction Value, and this may occur with other Supply and Demand Partners in the future. Such transitions may occur with minimal notice, and may have a material adverse effect on our net revenue and profit margins. This may cause our operating results for a given period to fail to meet our expectations or those of any analysts that cover us or investors, and may adversely affect investors’ perceptions of our business, either of which could cause the market price of our Class A common stock to fall substantially.

The FTC Matter has had, and may continue to have, a material adverse effect on our under-65 health business.
In October 2024, the staff of the Federal Trade Commission (“FTC Staff”) alleged that, in connection with our lead generation and telemarketing activities, we had represented ourselves as affiliated with government entities, made misleading claims (in particular regarding health insurance products and our use of consumers’ personal information) and utilized deceptive advertising, in violation of Section 5(a) of the FTC Act. The FTC Staff further alleged that we had violated the Government and Business Impersonation Rule (the “Impersonation Rule”) by representing ourselves to be affiliated with government entities and the FTC’s Telemarketing Sales Rule ("TSR") in connection with telemarketing activities.
On July 3, 2025, the Company reached agreement with the FTC Staff on the terms of a Consent Order which fully resolved the FTC’s claims, which became effective on October 16, 2025. Under the terms of the Consent Order, the Company agreed to pay $45.0 million as monetary relief, of which $33.5 million was paid in October 2025 and the remaining $11.5 million was paid in January 2026. Under the Consent Order, the Company also agreed to, among other things: implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to monitor the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
These injunctive terms have negatively impacted our under-65 health insurance subvertical, as certain Supply Partners and Demand Partners in such subvertical have declined to comply with the requirements or have been terminated for violations. This has had a significant adverse impact on the Transaction Value and profit from our under-65 health insurance subvertical. Transaction Value in our under-65 health insurance subvertical declined by $79 million year over year in 2025, and we expect such impact to continue for the foreseeable future.
For more information about the FTC Matter, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and capital resources” and “Item 8. Financial Statements and Supplementary Data--Note 7. Commitments and contingencies--FTC Matter”.
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
The majority of our Demand Partners do not have exclusive relationships with us, and they may change the manner in which they market and distribute their products. They can attract consumers directly through their own customer acquisition strategies, including third-party online platforms, advertising on internet search platforms and AI platforms, and other methods of distribution, such as referral arrangements, physical storefront operations or broker agreements. Such Demand Partners also may obtain Consumer Referrals through one or more online competitors of our business. If such Demand Partners decide to compete directly with us or choose to favor one or more third-party platforms, they could cease or reduce their purchases of Consumer Referrals on our platform. In our insurance verticals, if consumers seek insurance policies directly from insurance carriers, or if insurance carrier partners seek Consumer Referrals through our competitors or cease providing us with access to their systems or information, the number of transactions by Demand Partners on our platform may decline, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
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
Finding, developing, and retaining high quality Consumer Referrals on a cost-effective basis is challenging because competition for web traffic among companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in web traffic costs, declining margins, and reductions in revenue. In addition, if we expand the scope of our services and/or served markets, we may compete with a greater number of technology companies, websites, buyers, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Consumer Referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match Consumer Referrals with buyers and, thus, compete with us more directly. Additionally, Internet search engines may incorporate artificial intelligence into their platforms in ways that we cannot predict, and AI-based platforms may increasingly compete with such search engines. Such changes may adversely impact the volume and price of Consumer Referrals. The trend toward consolidation in online marketing may also affect pricing and availability of Consumer Referral inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to Consumer Referrals or web traffic more generally, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully, and such competition may affect the volume and price of Consumer Referrals, and, thus, our revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other technology companies engaged in digital customer acquisition deliver to partners, we could lose partners and market share, and our revenue may decline.
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
As we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, including personally identifiable information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, that may cause unintended consequences and may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs or expectations, or we provide new or updated products and services that exacerbate technological, security, legal or other challenges, the reputation of and demand for our platform or related offerings could decrease and our business, financial condition and operations may be adversely affected.
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
•maintain the quality and security of our platform; and
•expand our presence to new verticals.
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
Our business depends on our ability to retain our key executives and management, including Steven Yi, our Chief Executive Officer and Co-Founder, and to hire, develop, and retain other key employees, as well as our ability to plan for and manage executive succession. Our ability to expand our business depends on our being able to hire, train, and retain sufficient numbers of experienced information technology employees, as well as data analytics, product and account management, and other personnel. Our success in recruiting highly skilled and qualified employees can depend on factors outside of our control, including the strength of the general economy and local employment markets, the availability of visas for non-U.S. workers and the availability of alternative forms of employment. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. This demand is particularly acute in the Seattle, Washington area, where our technology and engineering team is based. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or other key employees could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Most of our executive officers and other key employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.
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
In addition, changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, could negatively impact our owned and operated and our third-party publishers’ websites. We also have incorporated and may continue to incorporate artificial intelligence and machine learning (“AIML”) solutions into our platform and features, including those based on large language models (“LLM”), and these applications may become more important to our operations or to our future growth over time. We expect to utilize LLM solutions to help drive future growth or efficiencies in our business, but there can be no assurance that we will realize the desired or anticipated benefits. Our competitors and other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Regulatory uncertainty, including the lack of comprehensive federal legislation, a patchwork of existing and proposed frameworks, continuous changes to state laws to adapt AI and Privacy laws, and emerging regulatory initiatives, may expose us to compliance challenges and uncertainties. Our failure to adapt to these changes could result in legal and reputational consequences, including being required to adjust or limit our use of AI in certain jurisdictions to comply with new and evolving AI laws and regulations. Additionally, the use of AIML applications may create new vectors for malicious exploitation, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations.

AIML also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm.
We or our Supply Partners may also fail to optimally manage our paid listings, our proprietary bid management technologies may fail, or higher bids by our competitors may increase the cost of Consumer Referrals, any of which may lead to a decrease in the number of visits to our Supply Partners’ websites or our proprietary websites. As a result, we may need to use more costly sources to replace lost visitors who could have contributed to our supply of Consumer Referrals, and such increased expense could adversely affect our business, financial condition, operating results, cash flows, and prospects. Even if we and our suppliers succeed in driving traffic to our respective websites, we may not be able to effectively monetize this traffic or otherwise retain users. Failure to do so could result in a smaller supply of Consumer Referrals available on our platform to our Demand Partners and thus lower revenue, which would have an adverse effect on our business, financial condition, operating results, cash flows, and prospects.
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
On July 29, 2021, our subsidiary QuoteLab, LLC entered into the First Amendment to the 2020 Credit Agreement (“Credit Agreement”), as amended, which provides for the 2021 Term Loan Facility and the 2021 Revolving Credit Facility (collectively “2021 Credit Facilities”). On June 8, 2023, we entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement, (as amended by the Second Amendment, the “Existing Credit Agreement”), to, among other things, replace the existing LIBOR based rate applicable to the 2021 Credit Facilities with a SOFR with a credit spread adjustment as the interest rate benchmark. On August 4, 2025, we entered into a Third Amendment (the “Third Amendment”) to the Existing Credit Agreement (as amended by the Third Amendment, the “Amended Credit Agreement”), to which certain lenders agreed to extend the maturity of their term loans and revolving commitments by one year. The 2021 Revolving Credit Facility is available for general corporate purposes. The 2021 Credit Facilities will mature on July 29, 2026 with respect to the non-extending lenders, and July 29, 2027 with respect to the extending lenders.
As of December 31, 2025, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $149.0 million and our borrowing capacity under the 2021 Revolving Credit Facility was $45.0 million. In addition, we may in the future decide to incur additional indebtedness.
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
In addition, our indebtedness under the 2021 Credit Facilities bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. For example, interest paid on the 2021 Credit Facilities during the year ended December 31, 2023 increased by $6.7 million, or 95%, compared with the year ended December 31, 2022, due to higher interest rates. If the market rate of interest increases, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs.
The Existing Credit Agreement requires us to comply with certain financial covenants, including maintaining specific financial ratios. These ratios are based in part on our Consolidated EBITDA, as defined in the Amended Credit Agreement. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. For example, during the second half of 2021, the auto insurance industry began to experience a cyclical downturn, which reduced our Consolidated EBITDA and our compliance cushion with respect to our financial covenants. In the event that, due to business conditions or other events, we are unable to continue to generate the levels of Consolidated EBITDA required to maintain compliance with such financial covenants, we may need to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, refinance our debt, or raise additional capital.
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
We have in the past and may from time to time in the future be involved in various legal proceedings, including, but not limited to, actions relating to claims of violations of laws or regulations, breach of contract, and intellectual property infringement, misappropriation or other violation. For example, the FTC Staff alleged that we had violated certain U.S. federal laws in connection with our lead generation and telemarketing activities, and state insurance regulators or attorneys general have in the past and may in the future make claims that certain of our proprietary properties, particularly in our health insurance vertical, do not comply with one or more regulations governing consumer protection and/or the marketing of insurance products in that state. Claims may be expensive to defend, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Supply Partners, Demand Partners or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose Demand Partners and revenue.
We generate a majority of our Consumer Referrals from online media that we source directly from our Supply Partners’ websites, as well as indirectly from the affiliates of our Supply Partners. We also utilize third-party call centers and email marketers in our generation of Consumer Referrals. We sell Consumer Referrals to Demand Partners that use them to contact or otherwise engage with the consumers to sell them products.
Although we require third parties with whom we contract to agree to comply with applicable laws and regulations and endeavor to monitor and enforce these requirements, we ultimately cannot control the activities of third parties with whom we directly contract or who otherwise play a role in the generation, sale or purchase of our Consumer Referrals. Therefore, our programs and requirements to ensure compliance by these direct or indirect third parties may not be successful. In the past, we have identified and taken action to address instances of noncompliance with laws, regulations or our code of conduct by these third parties, and while our compliance program is designed to detect, prevent and stop such noncompliance, our compliance efforts may not be successful. We may be subject to liability for any failure of our Supply Partners, Demand Partners, vendors or their respective affiliates to comply with regulatory requirements, such as for misrepresentations made by them. In addition, certain of our contracts with Demand Partners impose liability on us, including indemnification obligations, for the acts of our Supply Partners or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves or in obtaining indemnity, we could incur damages for the unauthorized or unlawful acts of Supply Partners or vendors.
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
We have incurred net losses in the past, and we have an accumulated deficit of $480.3 million at December 31, 2025. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain or increase our profitability.
Broad-based pandemics or public health crises, such as the COVID-19 pandemic, have had, and may in the future have, an adverse impact on our business, financial condition, operating results, cash flows, and prospects.
Our business has been, and may in the future be, adversely impacted by the effects of public health crises, such as the global COVID-19 pandemic. For example, the impacts of the COVID-19 pandemic, including supply chain constraints and labor shortages, contributed to higher-than-expected inflation in insurance claims costs, which drove significant reductions in P&C insurance carrier profitability, leading our P&C insurance carrier partners to reduce their customer acquisition spending. The timing and slope of a recovery in this vertical are difficult to predict. In addition, in our travel vertical, COVID-19 led to a dramatic decline in consumers shopping for travel-related products, which in turn led to a significant decline in our revenue from the travel vertical, and as a result we fully exited the travel vertical during the second quarter of 2025.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, platform, the internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in Los Angeles, California, a region known for seismic activity. In addition, any unforeseen political crises, terrorist attacks, war, political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. Any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could materially interfere with or prevent us from conducting our business for a period of time, which impact may be further increased if our disaster recovery plans prove to be inadequate. In addition, if insurance carriers experience large or unexpected underwriting losses due to a natural disaster, act of terrorism or other catastrophic event, these carriers may decrease the amount of money they spend on customer acquisition spending until they can obtain regulatory approval to raise premiums. Any of these risks could adversely affect our business, financial condition, operating results, cash flows, and prospects.
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
We are subject to a wide variety of laws and regulations. Laws, regulations, and standards governing issues such as internet communications, advertising, e-commerce, worker classification, employment, payments, worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, antitrust and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile and related technologies. Other laws and regulations may be adopted in response to internet, mobile and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us and other online platforms. As our platform’s scope expands, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements or that we are prohibited from conducting our business in or with certain verticals or jurisdictions. For example, in the FTC Matter, the FTC Staff asserted violations of Section 5(a) of the FTC Act, the TSR and the Impersonation Rule. See “Risk Factors - The FTC Matter could have a material adverse effect on our business.” It is also possible that certain provisions in agreements with our buyers, sellers, and service providers may be found to be unenforceable or not compliant with applicable law.
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
The insurance industry in the U.S. is heavily regulated. The insurance regulatory framework addresses, among other things: granting licenses to companies and agents to transact particular business activities; and regulating trade, marketing, compensation, and claims practices. In 2021, we became licensed to sell health insurance policies in all 50 U.S. states and the District of Columbia, which has subjected us to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in those jurisdictions. In addition, Medicare providers and their brokers and marketing partners are subject to the regulations governing the marketing and sale of Medicare Advantage and Medicare Supplement plans, which are administered by the Centers for Medicare and Medicaid Services (“CMS”), have materially changed the rules regarding how such policies are marketed, and may materially restrict our ability to sell Consumer Referrals to certain buyers in the future.
The cost of compliance with such regulations or any non-compliance could impose material costs on us and our partners and negatively affect our or their business, marketing practices, and budgets, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact our business or those of our insurance partners. For example, in recent years CMS has made significant changes in Medicare reimbursement rules and rates, the regulations regarding how Medicare plans may be marketed and sold, the compensation of Medicare brokers and the maximum duration of short-term, limited-duration health insurance plans, and may make additional changes in the future. These or other changes have impacted and could in the future impact the manner in which we or our partners are permitted to conduct business, and/or the profitability of our partners’ Medicare businesses, which could negatively affect our and/or their marketing practices, budgets, and overall level of business with us, which could adversely impact our business, financial condition, operating results, cash flows, and prospects.
Changes and developments in the regulation of the healthcare industry could adversely affect our business, financial condition, operating results, cash flows, and prospects.
The U.S. healthcare industry is subject to an evolving regulatory regime at both the federal and state levels. In recent years, there have been multiple reform efforts made within the healthcare industry in an effort to curtail healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and related regulatory reforms have materially changed the regulation of health insurance. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in industry regulation could result in reduced demand for our platform. Our insurance partners have, and may in the future, react to existing or future reforms, or general regulatory uncertainty, by reducing their reliance on our platform. Developments of this type could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.
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

We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal information and other data, including the California Online Privacy Protection Act, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and other state privacy laws, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991 (the “TCPA”), the U.S. Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(c) of the Federal Trade Commission Act, the TSR, the EU’s General Data Protection Regulation, supplemented by national laws (such as, in the United Kingdom, the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board. These laws, rules and regulations evolve frequently and their scope may continually change, through new, or amendments to existing, legislation or regulations and changes in enforcement, and may be inconsistent from one jurisdiction to another. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Although we endeavor to comply with our published policies and documentation and ensure their compliance with current laws, rules and regulations, we (and other parties with whom we do business) may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action in the U.S. if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities, private parties or others. For example, in the FTC Matter, the FTC Staff alleged that certain of our conduct and business practices violated Section 5(a) of the FTC Act and the TSR. In many jurisdictions, enforcement actions and consequences for non-compliance are rising.

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

Laws relating to data security and privacy are complex and developing rapidly. Many state legislatures have adopted or are currently considering legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Laws in all 50 states require businesses to provide notice to consumers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the CCPA (as amended by the CPRA), among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. The CCPA has already been amended multiple times, and it is unclear whether this legislation will be further modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA, CPRA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, limit our ability to collect and/or use certain types of data or otherwise require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

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
The TCPA prohibits companies from making telemarketing calls using an automated telephone dialing system (ATDS) or artificial or prerecorded voice technology (collectively, “robocalls”), or to numbers listed in the Federal Do-Not-Call Registry, and imposes other obligations and limitations on making phone calls and sending text messages to consumers, in either case without the prior consent of the consumer. The TSR prohibits robocalls unless the caller has obtained prior express written consent directly from the consumer following clear and conspicuous disclosure. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. Failure of our partners to comply with these and similar laws, rules and regulations may subject us to claims by regulatory authorities and/or private plaintiffs. For example, in connection with the FTC Matter, the FTC Staff alleged that we and certain of our Demand Partners violated the TSR. However, because our Supply Partners may acquire Consumer Referrals from third-party suppliers, and our Demand Partners are independent third parties and may also resell Consumer Referrals to other third-party advertisers with whom we do not have direct contractual relationships, we may not be able to monitor their compliance activity effectively. Our failure to comply with obligations and restrictions related to telephone, text message, and email marketing, or similar failures by our Supply Partners or Demand Partners (or third parties with whom they work), could subject us and them to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm, directly or indirectly, our business, financial condition, operating results, cash flows, and prospects.
The laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the industry, regulatory priorities or consumer preferences may lead to the adoption of additional laws or regulations or changes in the manner in which existing laws and regulations are interpreted or enforced, which could have a material adverse effect on our business. For example, in 2023 the FTC took the position (in public statements and enforcement actions) that consent to receive robocalls under the TSR must be received directly from the consumer, rather than through a third party such as a lead generator, and the staff of the FTC continued to assert this position in the FTC Matter. Any such new laws or regulations or changes in regulations could result in a reduction in the volume of leads and calls supplied to our marketplaces, or a reduction in the ability of our owned and operated lead generation websites to generate such leads and calls profitably, or increase the risk of claims made against us or our partners, any of which could harm our business, financial condition, operating results, cash flows, and prospects.
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
In addition to other factors that cause our results of operations to fluctuate, our results are also subject to significant seasonal and cyclical fluctuation. Our P&C insurance vertical is typically characterized by seasonal weakness during our fourth quarter due to lower customer acquisition budgets from buyers and lower supply of Consumer Referrals during the holiday period. During our first quarter, our P&C insurance vertical typically exhibits seasonal strength as customer acquisition budgets from our buyers and Consumer Referral volume from our sellers both increase sequentially. Our health insurance vertical typically experiences seasonal strength during the fourth quarter due to a material increase in Consumer Referrals and a related increase in customer acquisition budgets in connection with the Medicare annual enrollment period, which generally runs from October 15 to December 7 each year, and the under-65 health insurance open enrollment period, which generally runs from November 1 through December 15 in many states, with the last ending on January 31 of the following year. Customer acquisition spending in our health insurance vertical is typically lower during the other quarters of the year because most consumers enroll in these plans during the annual and open enrollment periods.
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
The market price of our Class A common stock has been highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. Shares of technology companies have historically experienced levels of volatility that can exceed the overall market. Since shares of our Class A common stock were initially sold in the IPO in October 2020 at a price of $19.00 per share, the low and high closing sales prices of our Class A common stock ranged from $5.36 to $64.11 per share, respectively, through December 31, 2025.
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
As of December 31, 2025, 56.2 million Class A-1 units and 8.3 million Class B-1 units were outstanding. Each Class B-1 unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock (or, at our election, cash of an equivalent value). Substantially all of such shares may be resold at any time, subject in certain cases to compliance with Rule 144 under the Securities Act. In November 2021, pursuant to a registration rights agreement with certain of our existing investors, including White Mountains and the Senior Executives, we registered certain of the shares of our Class A common stock, including those delivered in exchange for Class B-1 units, for resale, of which approximately 20 million shares remained registered and available for sale as of December 31, 2025. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital in the future by selling shares of our Class A common stock or other equity securities at a time and price that we deem appropriate.
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
•provide that each of White Mountains and the Founders are entitled to (i) nominate two directors to the Board of Directors for so long as such stockholder owns at least 12.5% of our issued and outstanding shares of common stock as of the closing of our IPO and (ii) nominate one director to the Board of Directors for so long as such stockholder owns less than 12.5% but at least 5% of our issued and outstanding shares of common stock as of the closing of our IPO; and
•provide that White Mountains and the Founders agree to vote for each other’s board nominees pursuant to the terms of the stockholders’ agreement.
In addition, Section 203 of the General Corporate Law of the State of Delaware (the “DGCL”) may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that each of White Mountains and the Founders and their respective affiliates and transferees are not be deemed to be “interested stockholders,” and accordingly will not be subject to such restrictions.
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
Each of White Mountains and the Founders and their respective affiliates may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our amended and restated certificate of incorporation and stockholders’ agreement provide that such stockholders and their respective affiliates will not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that White Mountains or the Founders or any of their respective affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they will have no duty to communicate or offer such corporate opportunity to us. Our amended and restated certificate of incorporation and stockholders’ agreement also provide that, to the fullest extent permitted by law, none of such stockholders or their respective affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that any such stockholder or any of its affiliates directs such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we will waive and renounce any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects if attractive business opportunities are allocated by White Mountains or the Founders to themselves or their respective affiliates instead of to us.
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
Pursuant to the stockholders’ agreement, each of White Mountains and the Founders is entitled to nominate one or two directors to the Board of Directors for so long as such stockholder owns at least 12.5%, in the case of two directors, or less than 12.5% but at least 5%, in the case of one director, of our issued and outstanding shares of common stock as of the closing of our IPO.
Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that each of White Mountains and the Founders and their respective affiliates and transferees are not deemed to be “interested stockholders,” and accordingly are not subject to such restrictions.
In addition, because the Founders hold their pre-IPO economic interest in our business indirectly through QLH, rather than through MediaAlpha, Inc., these existing owners may have conflicting interests with holders of shares of our Class A common stock.

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
In connection with the IPO and various secondary offerings and share repurchases, and in our ordinary course of business, we have purchased or exchanged Class B-1 units from certain unitholders. Also, in the future, Class B-1 units may be exchanged, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock (or, at our election, cash of an equivalent value). Our initial purchase of units in the IPO, the Pre-IPO Leveraged Distribution and other actual or deemed distributions by QLH to its members, and the post-IPO exchanges of Class B-1 units may result in increases in our share of the tax basis of the assets of QLH. In connection with the IPO, we entered into the tax receivables agreement with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. Pursuant to the tax receivables agreement, we are required to pay Insignia and the Senior Executives 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of these possible increases in tax basis as well as certain other tax benefits attributable to payments under the tax receivables agreement itself. The tax receivables agreement also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the tax receivables agreement. We currently estimate that the amount of any such net operating losses is immaterial.
The payments that we may make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, if all of the Class B-1 units were acquired by us in taxable transactions at December 31, 2025 for a price of $12.95 (which is the last reported sale price of our Class A common stock as of December 31, 2025 on the NYSE) per Class B-1 unit, we estimate that the amount that we would be required to pay under the tax receivables agreement could be approximately $163 million. The actual amount we will be required to pay under the tax receivables agreement may be materially greater than this hypothetical amount as potential future payments will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character, and timing of our income and the tax rates then applicable. Payments under the tax receivables agreement are not conditioned on Insignia’s, the Senior Executives’, or White Mountains’ continued ownership of any of our equity.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy

Our technology platform and other information systems are subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws and other litigation and legal risk, and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices. We maintain SOC 2 Type 2 compliance, and are working to achieve alignment with the National Institute of Standards and Technology (“NIST”) 800-171 Cybersecurity Framework.

We have strategically integrated cybersecurity risk management into our broader Enterprise Risk Management Plan to promote a company-wide culture of cybersecurity risk management. An analysis of the potential threat facing the organization tempered with the level of vulnerability to that threat is used to determine the likelihood of risk.

We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence and at least annually. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests, and threat intelligence feeds. We generally require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

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

Our cybersecurity program is managed by a dedicated Chief Information Security Officer (“CISO”) with over 30 years of experience, who has held leadership roles during his career managing cybersecurity, information compliance and governance, privacy programs, and risk remediation. The CISO holds several certifications in cybersecurity-related areas, including Certified Information Systems Security Professional (CISSP), Certified in Risk and Information Systems Control (CRISC) and Certified Information Systems Auditor (CISA). The CISO, General Counsel, and the Chief Financial Officer (“CFO”) play a critical role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee, generally on a quarterly basis but at least annually, which encompass a broad range of topics, including:

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
Item 2. Properties.
Our principal executive office is located in Los Angeles, California. In addition to our Los Angeles office, we operate from three other offices located in Bellevue, Washington; Tempe, Arizona; and Taipei, Taiwan. We lease each of our offices. We believe that our current facilities are adequate to meet our immediate needs.
Item 3. Legal Proceedings.
From time to time we are a party to various litigation matters incidental to the conduct of our business.
For more information regarding material lawsuits and proceedings (including those known to be contemplated by governmental authorities), see Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Commitments and contingencies - Litigation and other matters" of this Annual Report on Form 10-K, which is hereby incorporated by reference in its entirety in this Item 3.

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
Holders of Record
As of January 30, 2026, there were 9 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
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
Securities authorized for issuance under equity compensation plans
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Performance Graph

Comparison of Cumulative Return for MediaAlpha, Inc., the
Russell 3000 Index and S&P 500 Information Technology Index
MediaAlpha Inc
Russell 3000
S&P 500 Information Technology
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025

The performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of MediaAlpha, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth above compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Russell 3000 Index and the S&P 500 Information Technology Index between December 31, 2020 through December 31, 2025. All values assume a $100 initial investment and data for the Russell 3000 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended December 31, 2025:

2025	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31	—	$—	—	$50,000,000
November 1 through November 30	948,237	$12.66	847,351	$39,246,749
December 1 through December 31	270,013	$13.37	270,013	$35,637,893
Total	1,218,250		1,117,364
(1)On October 28, 2025, our Board of Directors authorized a new Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock, and on February 18, 2026 our Board authorized an increase in such program to up to $100.0 million. We may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods.

(2)For November 2025, 100,886 shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. We withheld these shares at their fair market values based upon the closing prices of our Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
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
We have omitted discussion of 2023 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission and is incorporated by reference, and should be referred to for information regarding this period.
Overview
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the leading customer acquisition infrastructure for insurance carriers, supporting $2.2 billion in Transaction Value across our platform from our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance in the year ended December 31, 2025.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the year ended December 31, 2025, consumers shopping for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites drove an average of 11.8 million Consumer Referrals on our platform each month.
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

Executive Summary
Highlights

(in millions, except percentages)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Revenue	$1,113.6	248.9	28.8%	$864.7
Transaction Value[1]	$2,156.2	664.3	44.5%	$1,491.9
Contribution[1]	$176.3	21.9	14.2%	$154.4
Net Income	$26.8	4.7	21.0%	$22.1
Adjusted EBITDA[1]	$113.7	17.6	18.3%	$96.1
1.Transaction Value is an operating metric not presented in accordance with GAAP. Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and operating metrics.” for additional information regarding the Company’s operating metrics and Non-GAAP metrics.
For the year ended December 31, 2025, we generated $1.1 billion of revenue and $2.2 billion of Transaction Value, representing increases of 28.8% and 44.5%, respectively, compared with the year ended December 31, 2024, driven primarily by significant increases in customer acquisition spending by P&C Demand Partners as they continued to focus on growth and increasing market share in response to improving underwriting profitability, offset in part by a decline in revenue from our Health insurance vertical, in both under-65 health and Medicare, due primarily to our decision to scale back the under-65 health sub-vertical and the ongoing industry-wide headwinds within Medicare due to high carrier loss ratios.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $176.3 million for the year ended December 31, 2025, a year-over-year increase of 14.2%, driven primarily by the higher revenue, offset in part by lower margins due to reductions in Transaction Value from our Health vertical and a higher mix of Private Marketplace transactions in our P&C vertical. Contribution Margin was 15.8% for the year ended December 31, 2025, compared with 17.9% for the year ended December 31, 2024.

Net income for the year ended December 31, 2025 was $26.8 million, compared with net income of $22.1 million for the year ended December 31, 2024, due primarily to higher income tax benefit consisting primarily of reduction of the valuation allowance against our deferred tax asset, and to the higher gross profit, offset in part by an increase in our non-current liability pursuant to the Tax Receivables Agreement (“TRA”), a charge of $38.0 million to increase our reserve related to FTC Matter, and a write-off of $13.4 million of certain acquired intangible assets.

Adjusted EBITDA for the year ended December 31, 2025 was $113.7 million, a year-over-year increase of 18.3%, due primarily to higher gross profit.
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in the section titled Part I, Item 1A “Risk factors” included in this Annual Report on Form 10-K.
Secular trends in the insurance industry
Our technology platform was created to serve and grow with our core insurance end markets. We believe secular trends in the insurance industry are critical drivers of our revenue and will continue to provide strong tailwinds for our business over the long term. Customer acquisition spending by insurance carriers is growing over time, and as more consumers shop for insurance online, direct-to-consumer marketing, which fuels our revenue, has become the fastest growing insurance distribution channel. As mass-market customer acquisition becomes more costly, insurance carriers and distributors are increasingly focusing on optimizing customer acquisition spend, which is at the core of the service we deliver on our platform. As long as these secular trends persist, we expect digital insurance customer acquisition spending to continue to grow over time, and we believe we are well-positioned to benefit from this growth. In the P&C industry advertising spend increased at a 7% CAGR for the period from 2006-2024 and according to William Blair, advertising spend by P&C insurance carriers in the U.S. is expected to reach approximately $14 billion in 2026, growing at a 10% CAGR from 2024 levels.

In our health vertical, we aim to drive deeper adoption and integration of our platform within the Medicare Advantage ecosystem. The Medicare Advantage market represents a substantial opportunity with approximately over $423 billion in annual premiums, capitation payments, and rebates. Further, Medicare Advantage enrollment now exceeds 50% of eligible beneficiaries and continues to grow and outpace original Medicare products, supported by a growing and increasingly online savvy population aging into Medicare. However, this market is facing challenges, driven by fluctuating carrier loss ratios and variable CMS reimbursement rate increases. These underlying market pressures have created a difficult environment for customer acquisition, with carriers pulling back or reallocating marketing spend in response to volatile plan economics.
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Transaction Value from Open Marketplace transactions is a direct driver of our revenue, while Transaction Value from Private Marketplace transactions is an indirect driver of our revenue (see “Key business and operating metrics” below). Transaction Value on our platform increased to $2.2 billion for the year ended December 31, 2025 from $1.5 billion for the year ended December 31, 2024, due primarily to an increase in customer acquisition spending by P&C insurance carriers in response to improvements in their underwriting profitability. We have developed multi-faceted, deeply integrated partnerships with insurance carriers and distributors, who may be both Demand Partners and Supply Partners on our platform. We believe the versatility and breadth of our offerings, coupled with our focus on high-quality products, provide significant value to insurance carriers and distributors, leading many of them to use our platform as their central hub for broadly managing digital customer acquisition and monetization, resulting in strong retention rates. For the year ended December 31, 2025, 99% of total insurance Transaction Value executed on our platform came from Demand Partner relationships in existence during 2024.
Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand Partners and Supply Partners on our platform. The aggregate number of Demand Partners and Supply Partners active on our platform, in addition to our agent partners, was approximately 1,160 and 1,230 for the years ended December 31, 2025 and 2024, respectively. We retain and attract Demand Partners in part by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the year ended December 31, 2025, 16 of the 20 largest auto insurance carriers by customer acquisition spend in 2024 were active on our platform.
Consumer Referrals
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by Demand Partners on our platform increased to 141.5 million for the year ended December 31, 2025 from 118.8 million for the year ended December 31, 2024. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend. In the future, we expect artificial intelligence (AI) based platforms, including large language models, to become significant traffic acquisition sources for us and our Supply Partners.
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
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our Demand Partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. For example, beginning in the second half of 2021, the P&C insurance industry entered a “hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during 2024 and 2025 as the industry re-entered a soft market and multiple carriers meaningfully increased their spending in our marketplaces.
Regulation
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
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of December 31, 2025, our ownership interest in QLH was 87.1%.
Net income (loss) attributable to non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate a share of the pre-tax income (loss) of the QLH incurred subsequent to the Reorganization Transactions to the non-controlling interest holders pro-rata to their ownership interest in QLH.

Results of operations
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
(in thousands)
Revenue	$1,113,600	100.0%	$864,704	100.0%
Costs and operating expenses
Cost of revenue	946,057	85.0%	721,131	83.4%
Sales and marketing	21,055	1.9%	24,725	2.9%
Product development	21,396	1.9%	19,764	2.3%
General and administrative	89,556	8.0%	56,359	6.5%
Write-off of intangible assets	13,416	1.2%	—	0.0%
Total costs and operating expenses	1,091,480	98.0%	821,979	95.1%
Income from operations	22,120	2.0%	42,725	4.9%
Other expense, net	121,938	10.9%	4,872	0.6%
Interest expense	11,243	1.0%	14,351	1.7%
Total other expense, net	133,181	12.0%	19,223	2.2%
(Loss) income before income taxes	(111,061)	(10.0)%	23,502	2.7%
Income tax (benefit) expense	(137,822)	(12.4)%	1,384	0.2%
Net income	$26,761	2.4%	$22,118	2.6%
Net income attributable to non-controlling interest	1,138	0.1%	5,489	0.6%
Net income attributable to MediaAlpha, Inc.	$25,623	2.3%	$16,629	1.9%
Net income attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$0.46		$0.31
-Diluted	$0.39		$0.31
Weighted average shares of Class A common stock outstanding
-Basic	56,244,357		53,043,576
-Diluted	66,786,155		53,043,576
Revenue
The following table presents our revenue, disaggregated by vertical, for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Property & casualty insurance	$1,003,038	344,841	52.4%	$658,197
Percentage of revenue	90.1%			76.1%
Health insurance	85,696	(87,835)	(50.6)%	173,531
Percentage of revenue	7.7%			20.1%
Life insurance	21,700	(2,674)	(11.0)%	24,374
Percentage of revenue	1.9%			2.8%
Other	3,166	(5,436)	(63.2)%	8,602
Percentage of revenue	0.3%			1.0%
Revenue	$1,113,600	248,896	28.8%	$864,704
The increase in P&C insurance revenue for the year ended December 31, 2025, compared with the year ended December 31, 2024, was due to a sustained increase in customer acquisition spending by P&C insurance Demand Partners driven by significant year-over-year increases in underwriting profitability and marketing budgets, and an increased supply of Consumer Referrals due to the addition of new Supply Partners.
The decrease in health insurance revenue for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by our actions to scale back the under-65 health sub-vertical and implement additional compliance measures to address concerns raised by the FTC. Additionally, revenue from the Medicare sub-vertical declined due to lower demand from carriers and brokers driven by increases in the Medical Loss Ratios (MLR) for carriers and changes to the enrollment programs. Revenue from under-65 health declined from $128.9 million for the year ended December 31, 2024 to $56.1 million for the year ended December 31, 2025.
The decrease in life insurance revenue for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by a decrease in the supply of Consumer Referrals from our owned and operated sites.
The decrease in other revenue for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by lower revenue from our travel vertical. We fully exited the vertical during the second quarter of 2025. Revenue from the Travel vertical was $1.8 million and $6.7 million during the years ended December 31, 2025 and 2024, respectively, and was not considered material.
Cost of revenue
The following table presents our cost of revenue for the years ended December 31, 2025 and 2024 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Cost of revenue	$946,057	224,926	31.2%	$721,131
Percentage of revenue	85.0%			83.4%
The increase in cost of revenue for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue and lower take rates in our Open Marketplace, driven primarily by the reduction in revenue from our under 65 health insurance subvertical, offset in part by a higher proportion of transactions in our Private Marketplaces, which have a lower impact on cost of revenue.
Sales and marketing
The following table presents our sales and marketing expenses for the years ended December 31, 2025 and 2024 and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Sales and marketing	$21,055	(3,670)	(14.8)%	$24,725
Percentage of revenue	1.9%			2.9%
The decrease in sales and marketing expenses for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by a decrease in amortization expense of $2.8 million and a decrease in equity-based compensation expense of $1.9 million, as discussed further below, offset in part by an increase in personnel-related costs of $0.8 million.
Product development
The following table presents our product development expenses for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Product development	$21,396	1,632	8.3%	$19,764
Percentage of revenue	1.9%			2.3%

The increase in product development expenses for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by an increase in personnel-related costs of $2.4 million due to planned headcount increase, offset in part by a decrease in equity-based compensation expense of $1.0 million as discussed further below.
General and administrative
The following table presents our general and administrative expenses for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
General and administrative	$89,556	33,197	58.9%	$56,359
Percentage of revenue	8.0%			6.5%
The increase in general and administrative expenses for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by a $30.7 million increase in legal costs, driven by charges of $38.0 million to increase the loss reserve relating to the FTC Matter that was settled during 2025, an increase in personnel-related costs of $2.9 million due to annual salary adjustments and higher headcount, and an increase in equity-based compensation expense of $1.2 million, offset in part by a decrease in amortization expense of $0.6 million.
Write-off of intangible assets
The following table presents our write-off of intangible assets for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Write-off of intangible assets	$13,416	13,416	100.0%	$—
Percentage of revenue	1.2%			0.0%
During the year ended December 31, 2025, intangible assets acquired as part of the Customer Helper Team, LLC acquisition, including customer relationships and trademarks, trade names, and domain names, which had a net book value of $13.4 million, were written off as no future cash inflows were expected from these assets.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Cost of revenue	$1,030	(1,996)	(66.0)%	$3,026
Sales and marketing	5,345	(1,920)	(26.4)%	7,265
Product development	5,441	(1,012)	(15.7)%	6,453
General and administrative	18,515	1,176	6.8%	17,339
Total	$30,331	(3,752)	(11.0)%	$34,083
The decrease in equity-based compensation expense for the year ended December 31, 2025, compared with the year ended December 31, 2024, was due primarily to higher-than-normal Restricted Stock Units (“RSUs”) awards made to employees in 2021 becoming fully vested during the year ended December 31, 2024, and due to acceleration of the vesting of certain RSUs held by employees in connection with the termination of their employment during the three months ended March

31, 2024, offset in part by higher expenses related to annual awards of RSUs granted to employees due to higher employee headcount.
Amortization
The following table presents our amortization of intangible asset expense that was included in operating expenses for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Sales and marketing	$2,751	(2,829)	(50.7)%	$5,580
General and administrative	228	(622)	(73.2)%	850
Total	$2,979	(3,451)	(53.7)%	$6,430
The decrease in amortization expense for the year ended December 31, 2025, compared with the year ended December 31, 2024, was due primarily to the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition.
Other expense, net
The following table presents our other expense, net for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Other expense, net	$121,938	117,066	n/m	$4,872
Percentage of revenue	10.9%			0.6%
n/m - Not meaningful
The increase in other expense, net for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven primarily by a $124.1 million charge for the year ended December 31, 2025 to increase the TRA liability and a one-time contract termination fee of $1.7 million received from one of our Supply Partners in the Health and Life insurance verticals that ceased operations during the year ended December 31, 2024, offset in part by higher interest income of $1.5 million earned during 2025 due to the higher cash balances maintained during the year.
Interest expense
The following table presents our interest expense for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Interest expense	$11,243	(3,108)	(21.7)%	$14,351
Percentage of revenue	1.0%			1.7%
The decrease in interest expense for the year ended December 31, 2025, compared with the year ended December 31, 2024, was driven by the impact of lower interest rates as well as lower outstanding debt balances in the current year period.

Income tax (benefit) expense
The following table presents our income tax (benefit) expense for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Income tax (benefit) expense	$(137,822)	(139,206)	n/m	$1,384
Percentage of revenue	(12.4)%			0.2%
n/m - Not meaningful

For the year ended December 31, 2025, our income tax benefit of $137.8 million consisted primarily of the tax impacts of changes in our deferred tax assets and related valuation allowance. Such benefit was due primarily to the release of substantially all of the valuation allowance that was recorded against our deferred tax assets, as there was sufficient objective positive evidence based on our continued profitability and improved operating trends to support projections of future taxable income and continued profitability. For the year ended December 31, 2024, our income tax expense of $1.4 million consisted primarily of the tax impacts of changes in our valuation allowance and uncertain tax positions.
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

The following table reconciles Adjusted EBITDA with net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Net income	$26,761	$22,118
Equity-based compensation expense	30,331	34,083
Interest expense	11,243	14,351
Income tax (benefit) expense	(137,822)	1,384
Depreciation expense on property and equipment	273	252
Amortization of intangible assets	2,979	6,430
Transaction expenses(1)	303	1,172
Write-off of intangible assets(2)	13,416	—
Contract Settlement(3)	—	(1,725)
Changes in TRA related liability(4)	124,089	7,006
Changes in Tax Indemnification Receivable	(216)	(52)
Legal expenses(5)	42,378	11,092
Adjusted EBITDA	$113,735	$96,111
(1)Transaction expenses for the year ended December 31, 2025 consist of legal and accounting fees incurred by us in connection with an amendment to the 2021 Credit Facilities. Transaction expenses for the year ended December 31, 2024 consist of legal and accounting fees incurred by us in connection with resale registration statements filed with the SEC.
(2)Write-off of intangible assets for the year ended December 31, 2025 consist of a charge related to the write-off of intangible assets, consisting of customer relationships and trademarks, trade names, and domain names, acquired as part of the acquisition of Customer Helper Team, LLC.
(3)Contract settlement consists of income recorded for the year ended December 31, 2024 in connection with a one-time contract termination fee received from one of our partners in the Health insurance vertical that ceased operations during such year.
(4)Changes in TRA related liability consist of charges to increase the TRA liability to reflect probable future payments under the agreement.
(5)Legal expenses for the year ended December 31, 2025, consist of an increase of $38.0 million to the loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter. Legal expenses for the year ended December 31, 2024, consist of a $7.0 million loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter.
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

The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Revenue	$1,113,600	$864,704
Less cost of revenue	(946,057)	(721,131)
Gross profit	$167,543	$143,573
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	1,030	3,026
Salaries, wages, and related	2,753	3,387
Internet and hosting	831	570
Depreciation	21	21
Other expenses	793	796
Other services	2,556	2,737
Merchant-related fees	785	306
Contribution	$176,312	$154,416
Gross Margin	15.0%	16.6%
Contribution Margin	15.8%	17.9%
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
The following table presents Transaction Value by platform model for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Open Marketplace transactions	$1,087,422	$841,604
Percentage of total Transaction Value	50.4%	56.4%
Private Marketplace transactions	1,068,733	650,256
Percentage of total Transaction Value	49.6%	43.6%
Total Transaction Value	$2,156,155	$1,491,860

The following table presents Transaction Value by vertical for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
(in thousands)
Property & Casualty insurance	$1,942,013	$1,178,497
Percentage of total Transaction Value	90.1%	79.0%
Health insurance	182,860	270,285
Percentage of total Transaction Value	8.5%	18.1%
Life insurance	27,948	30,662
Percentage of total Transaction Value	1.3%	2.1%
Other	3,334	12,416
Percentage of total Transaction Value	0.1%	0.8%
Total Transaction Value	$2,156,155	$1,491,860
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
The following table presents the percentages of total Transaction Value generated from clicks, calls and leads for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Clicks	90.1%	84.1%
Calls	4.2%	9.4%
Leads	5.7%	6.5%
Number of Demand and Supply Partners
The aggregate number of Demand and Supply Partners on our platform determines in part the level of Consumer Referral demand and supply on our platform. We use the number of Demand and Supply Partners on our platform to evaluate our current business performance and future business prospects.
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2021 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, share repurchases, and mandatory principal payments on our long-term debt. As of December 31, 2025 and December 31, 2024, our cash and cash equivalents totaled $46.9 million and $43.3 million, respectively. As of December 31, 2025, the aggregate principal amount outstanding under the 2021 Term Loan Facility was $149.0 million and our borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million. On August 4, 2025 ("Effective Date"), we agreed with lenders representing $138.1 million of the principal amount outstanding as of the Effective Date under the 2021 Term Loan Facility to extend the maturity date of their portion of the 2021 Term Loan Facility by one year, to July 29, 2027. The remaining lenders, representing $13.3 million of the principal amount outstanding as of the Effective Date under the 2021 Term Loan Facility, did not agree to extend the maturity date of their loans, and so such amounts are considered to be current liabilities as their maturity falls within twelve months from December 31, 2025. In addition, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity by one year to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2021 Revolving Credit Facility or raise additional funds in the short term.

On February 21, 2023, we received a civil investigative demand from the Federal Trade Commission (the “FTC”) regarding compliance with the FTC Act and the TSR, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, we received an initial settlement demand from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend that the FTC approve the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the TSR and the Government and Business Impersonation Rule (the “Impersonation Rule”). On July 3, 2025, we reached agreement with the FTC Staff on the terms of a Consent Order that fully resolved the FTC’s claims, which was entered by the Court on October 16, 2025. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing or to the FTC’s allegations, we agreed to pay $45.0 million as monetary relief, of which $33.5 million was paid on October 21, 2025, and the remaining $11.5 million was paid on January 12, 2026. In addition, we agreed to certain other provisions, primarily implementing additional compliance procedures to further strengthen the existing safeguards in the under-65 Health vertical.
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
On October 28, 2025, our Board of Directors authorized a new Share Repurchase Program to repurchase shares of our Class A common stock having an aggregate purchase price of up to $50.0 million ("Repurchase Program"). During the quarter ended December 31, 2025, we repurchased and retired 1,117,364 shares of Class A common stock under the Repurchase Program for aggregate consideration of $14.4 million. Subsequently, on February 18, 2026, our Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million. We may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by us in our discretion based on the ongoing evaluation of market and economic conditions, the trading price and volume of the our Class A common stock, our capital needs and investment opportunities, and other factors. We expect to complete the vast majority of the Repurchase Program by the end of 2026, but it may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. Shares repurchased under the Repurchase Program are accounted for as of the trade date with a corresponding liability, and the shares repurchased are immediately retired and returned to the status of authorized but unissued shares of Class A common stock. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased is recorded as an adjustment to additional-paid-in capital.
We believe that our expected near-term revenue, cash on hand and availability to access cash available under the 2021 Credit Facilities will be sufficient to meet our projected operating and debt service requirements, and we expect that we will continue to comply with our financial covenants under the 2021 Credit Facilities, for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities, or our financial results are below our expectations, or we are unable to refinance the 2021 Credit Facilities prior to their maturity, or we do not remain in compliance with our financial covenants under the 2021 Credit Facilities, we may need to take additional actions to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, or raise additional capital. We have historically not used funds available under our credit facilities to fund our operations or to make payments required under our credit facilities.
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
Cash flows
The following table presents a summary of our cash flows for the years ended December 31, 2025 and 2024, and the dollar and percentage changes between the periods:

(in thousands)	Year ended December 31, 2025	$	%	Year ended December 31, 2024
Net cash provided by operating activities	$65,598	19,726	43.0%	$45,872
Net cash (used in) investing activities	$(340)	314	(48.0)%	$(654)
Net cash (used in) financing activities	$(61,648)	(42,425)	220.7%	$(19,223)
Operating activities
Cash flows provided by operating activities were $65.6 million for the year ended December 31, 2025, compared with $45.9 million for the year ended December 31, 2024. The increase was driven primarily by an increase in net working capital resulting from an increase in accounts receivable due to higher revenues and timing of payments, offset in part by a decrease in accounts payable due to the timing of payments and payments made in connection with the FTC Matter.
Investing activities
Cash flows used in investing activities were $0.3 million for the year ended December 31, 2025, compared with $0.7 million for the year ended December 31, 2024. The decrease resulted primarily from the purchase of certain intangible assets during the year ended December 31, 2024.
Financing activities
Cash flows used in financing activities were $61.6 million for the year ended December 31, 2025, compared with $19.2 million for the year ended December 31, 2024. The increase was due primarily to payments made for share repurchases of $47.3 million, offset in part by a required Excess Cash Flow principal payment on the 2021 Term Loan Facility and higher tax payments made for shares withheld for taxes on vesting of RSUs during the year ended December 31, 2024.
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

On August 4, 2025 ("Effective Date"), QuoteLab, LLC and QLH entered into a Third Amendment (the “Third Amendment”) to the Amended Credit Agreement, pursuant to which lenders representing $138.1 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility as of the Effective Date, agreed to extend the maturity date by one year, to July 29, 2027 ("Extended Term Loans"). The remaining $13.3 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility, as of the Effective Date (the “Non-Extended Term Loans” and, together with the Extended Term Loans, the “Term Loans”) will mature on July 29, 2026. The Term Loans amortize quarterly, beginning with December 31, 2021 and ending with (a) June 30, 2026, in the case of the Non-Extended Term Loans, and (b) June 30, 2027, in the case of the Extended Term Loans, by an amount equal to 1.25% of the aggregate principal amount of the Term Loans initially made on July 29, 2021. Also, as of the Effective Date, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity date by one year, to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026. We are currently negotiating a refinancing of these credit facilities, which we expect to complete by the end of the first quarter of 2026.
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
The 2021 Term Loan Facility also requires mandatory prepayments of principal in the amount of any Excess Cash Flow (as defined in the Amended Credit Agreement) on an annual basis. We generated Excess Cash Flow for the year ended December 31, 2023, and prepaid approximately $3.0 million of the principal under the 2021 Term Loan Facility during the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, we did not generate any Excess Cash Flows.
As of December 31, 2025, we had $148.4 million of outstanding borrowings, net of deferred debt issuance costs of $0.5 million, under the 2021 Term Loan Facility, and $5.0 million of borrowings outstanding under the 2021 Revolving Credit Facility.
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

In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. Based on the significant improvement in our pre-tax income for the years ended December 31, 2025 and 2024, and the current forecasts, we determined that as of December 31, 2025 payments under the TRA are probable and we recorded a $131.1 million liability related to the TRA, of which $6.9 million is considered current and recorded within accrued expenses and the remaining amount is recorded within liabilities under tax receivables agreement, net of current portion on the consolidated balance sheets. Since we generated taxable income during 2024, as of December 31, 2024 we had recorded a liability under the TRA of $7.0 million within accrued expenses on the consolidated balance sheets, as these payments were probable and will be paid in the first quarter of 2026.
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

For the year ended December 31, 2025, we recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as we did not intend to use or expect any future economic benefits from these intangible assets. For the year ended December 31, 2024, there were no impairments recognized for long-lived assets.
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
Liabilities related to the tax receivables agreement
As described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 1 to the Consolidated Financial Statements - Organization and Background” of this Annual Report on Form 10-K, we are a party to the TRA, under which we are contractually obligated to pay the non-controlling interest holders in QLH 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income, to support realization and (ii) the tax laws and rates, including state apportionment, applicable at the time of each Exchange.
We recognize obligations under the TRA after concluding if it is probable that we would have sufficient future taxable income in aggregate over the term of the TRA to utilize the related tax benefits. The projection of future taxable income is inherently uncertain and involves judgment. In projecting taxable income, the Company considers certain assumptions, including revenue growth and operating margins among others. Actual taxable income may differ from our estimates, which could impact the timing or obligation to make payments under the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA, (ii) applying a blended tax rate to the tax attributes, and (iii) calculating the iterative impact. The blended tax rate consists of the U.S. federal statutory corporate income tax rate and an assumed combined state and local income tax rate driven by future estimated apportionment factors and statutory corporate income tax rates applicable to each state. To the extent our estimate of future state apportionment changes and/or there are changes in tax law, this could significantly impact the amounts required to be paid under the TRA. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2025 by approximately $5.9 million. If we are not be able to fully utilize all or part of the related tax benefits, we reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit on our consolidated statements of operations. We involve a third party specialist to calculate the liability under the TRA using a complex model.
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
Interest rate risk
The 2021 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2021 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities would have resulted in a $1.6 million impact on interest expense for the year ended December 31, 2025.
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
Customer concentrations consisted of the below:

	2025			2024
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$540	49%	2	$358	41%
Accounts receivable	3	$59	49%	2	$66	46%
Our supplier concentration can also expose us to business risks. Supplier concentrations consisted of the below:

	2025			2024
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	2	$236	25%	1	$75	11%
Accounts payable	1	$25	27%	4	$56	53%

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MediaAlpha, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MediaAlpha, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company's revenue was $1,113.6 million for the year ended December 31, 2025. The Company conducts business in two distinct business models - Open Marketplace transactions and Private Marketplace transactions. In Open Marketplace transactions, the Company is the principal and generates revenue by delivering qualified calls, leads and click transactions (“Consumer Referrals”) to its customers (“Demand Partners”) on its technology platform. In Private Marketplace transactions, the Company acts as an agent facilitating the sale of Consumer Referrals by others, providing access to its platform to the customer (the “Supply Partner”) as a tracking, reporting, optimization, and analytics tool for their use in transacting with the Demand Partner, and generates revenue by charging the Supply Partner a platform fee on the Consumer Referrals transacted. The Company recognizes revenue when the Consumer Referrals are transferred to the Demand Partners in an amount that reflects the consideration to which the Company is entitled. Management has assessed the services promised in the Company’s contracts with customers and has identified one performance obligation in each transaction model. In Open Marketplace transactions, the Company's performance obligation is the delivery of Consumer Referrals that meet its Demand Partners’ specifications, and in Private Marketplace transactions the Company's performance obligation is to provide access to its technology platform for use in delivering Consumer Referral transactions between its Supply Partner and the Demand Partner. The transaction price for the delivery of each Consumer Referral is determined and recorded in real time and no estimation of variable consideration or future consideration is required.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as executed agreements, invoices, evidence of performance, and subsequent cash receipts; (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts; and (iii) testing when the performance obligation was delivered to the customer for a sample of revenue transactions before and subsequent to December 31, 2025 by obtaining and inspecting source documents, such as executed agreements, invoices, and evidence of performance.
Tax Receivables Agreement (“TRA”)
As described in Notes 1, 2 and 12 to the consolidated financial statements, in connection with the reorganization transactions and the initial public offering, the Company entered into a TRA related to the tax basis step-up of the assets of QL Holdings LLC (“QLH”) and certain net operating losses of Guilford Holdings, Inc. (“Intermediate Holdco”). The TRA provides for the payment by the Company of 85% of the amount of any tax benefits the Company actually realizes, or in some cases is deemed to realize, as a result of (i) increases in the Company’s share of the tax basis in the net assets of QLH resulting from any redemptions or exchanges of Class B-1 units of QLH; (ii) tax basis increases attributable to payments made under the TRA; and (iii) deductions attributable to imputed interest pursuant to the TRA. The TRA liability is calculated by (i) determining the tax attributes subject to the TRA; (ii) applying a blended tax rate to the tax attributes; and (iii) calculating the iterative impact. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income to support realization and (ii) the tax laws and rates, including state apportionment, applicable at the time of each exchange. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income in aggregate over the term of the TRA to utilize the related tax benefits. The Company recorded a liability under the TRA of $131.1 million, of which $6.9 million was classified as current within accrued expenses as of December 31, 2025.

The principal considerations for our determination that performing procedures relating to the TRA is a critical audit matter are (i) the significant judgment by management in determining the liability under the TRA ; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the generation of future taxable income as well as management’s interpretation of the tax laws and determination of the tax rates applicable at the time of each exchange; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the liability under the TRA. These procedures also included, among others (i) reading the TRA; (ii) evaluating the appropriateness of the methodology used for determining the liability under the TRA; (iii) testing the completeness and accuracy of underlying data used in the determination of the liability under the TRA; (iv) evaluating the reasonableness of the significant assumption used by management related to the generation of future taxable income; and (v) evaluating management’s interpretation of the tax laws and determination of the tax rates applicable at the time of each exchange. Evaluating management’s assumption related to the generation of future taxable income involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the appropriateness of the methodology used for determining the liability under the TRA; (ii) developing an independent estimate of the liability under the TRA, including the application of the relevant tax laws and rates applicable at the time of each exchange; and (iii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2026
We have served as the Company’s auditor since 2017.

MediaAlpha, Inc.
Consolidated Balance Sheets
(In thousands, except share data and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$46,876	$43,266
Accounts receivable, net of allowance for credit losses of $717 and $1,005, respectively	123,019	142,932
Prepaid expenses and other current assets	4,477	3,711
Total current assets	$174,372	$189,909
Intangible assets, net	3,590	19,985
Goodwill	47,739	47,739
Deferred tax assets	149,734	—
Other assets	8,396	4,814
Total assets	$383,831	$262,447
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	91,094	105,563
Accrued expenses	34,746	18,542
Current portion of long-term debt	21,807	8,849
Total current liabilities	$147,647	$132,954
Long-term debt, net of current portion	131,602	153,596
Liabilities under tax receivables agreement, net of current portion	124,212	7,006
Other long-term liabilities	9,564	15,123
Total liabilities	$413,025	$308,679
Commitments and contingencies (Note 7)
Stockholders’ deficit
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 56.2 million and 55.5 million shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	562	555
Class B common stock, $0.01 par value - 100 million shares authorized; 8.3 million and 11.6 million shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	83	116
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	483,825	507,640
Accumulated deficit	(480,310)	(505,933)
Total stockholders’ equity attributable to MediaAlpha, Inc.	$4,160	$2,378
Non-controlling interests	(33,354)	(48,610)
Total stockholders' deficit	$(29,194)	$(46,232)
Total liabilities and stockholders’ deficit	$383,831	$262,447
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Operations
(In thousands, except share data and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue	$1,113,600	$864,704	$388,149
Costs and operating expenses
Cost of revenue	946,057	721,131	321,437
Sales and marketing	21,055	24,725	25,432
Product development	21,396	19,764	18,458
General and administrative	89,556	56,359	62,746
Write-off of intangible assets	13,416	—	—
Total costs and operating expenses	1,091,480	821,979	428,073
Income (loss) from operations	22,120	42,725	(39,924)
Other expense, net	121,938	4,872	1,779
Interest expense	11,243	14,351	15,315
Total other expense, net	133,181	19,223	17,094
(Loss) income before income taxes	(111,061)	23,502	(57,018)
Income tax (benefit) expense	(137,822)	1,384	(463)
Net income (loss)	$26,761	$22,118	$(56,555)
Net income (loss) attributable to non-controlling interests	1,138	5,489	(16,135)
Net income (loss) attributable to MediaAlpha, Inc.	$25,623	$16,629	$(40,420)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$0.46	$0.31	$(0.89)
-Diluted	$0.39	$0.31	$(0.89)
Weighted average shares of Class A common stock outstanding
-Basic	56,244,357	53,043,576	45,573,416
-Diluted	66,786,155	53,043,576	45,573,416
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In Capital Amount	Accumulated Deficit Amount	Non- Controlling Interest Amount	Total Stockholders’ Deficit Amount
	Units	Amount	Units	Amount
Balance at December 31, 2022	43,650,634	$437	18,895,493	$189	$465,523	$(482,142)	$(70,091)	$(86,084)
Exchange of non-controlling interest for Class A common stock	824,664	8	(824,664)	(8)	(3,394)	—	3,394	—
Vesting of restricted stock units	2,885,156	29	—	—	(29)	—	—	—
Equity- based compensation	—	—	—	—	53,234	—	87	53,321
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(3,721)	—	—	(3,721)
Contributions from QLH’s members	—	—	—	—	—	—	1,464	1,464
Distributions to non-controlling interests	—	—	—	—	—	—	(2,850)	(2,850)
Net (loss)	—	—	—	—	—	(40,420)	(16,135)	(56,555)
Balance at December 31, 2023	47,360,454	$474	18,070,829	$181	$511,613	$(522,562)	$(84,131)	$(94,425)
Exchange of non-controlling interest for Class A common stock	6,496,800	65	(6,496,800)	(65)	(30,384)	—	30,384	—
Vesting of restricted stock units	1,598,850	16	—	—	(16)	—	—	—
Equity- based compensation	—	—	—	—	32,735	—	16	32,751
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(6,308)	—	—	(6,308)
Contributions from QLH’s members	—	—	—	—	—	—	854	854
Distributions to non-controlling interests	—	—	—	—	—	—	(1,222)	(1,222)
Net income	—	—	—	—	—	16,629	5,489	22,118
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
Exchange of non-controlling interest for Class A common stock	3,285,762	33	(3,285,762)	(33)	(14,499)	—	14,499	—
Establishment of liabilities under tax receivables agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	10,787	—	—	10,787
Vesting of restricted stock units	1,677,802	16	—	—	(16)	—	—	—
Vesting of performance-based restricted stock units	139,998	1	—	—	1,648	—	—	1,649
Equity- based compensation	—	—	—	—	30,014	—	—	30,014
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(4,214)	—	—	(4,214)
Contributions from QLH’s members	—	—	—	—	—	—	869	869
Distributions to non-controlling interests	—	—	—	—	—	—	(1,250)	(1,250)
Repurchases of Class A common stock	(4,352,258)	(43)	—	—	(47,535)	—	—	(47,578)
Net income	—	—	—	—	—	25,623	1,138	26,761
Balance at December 31, 2025	56,207,408	$562	8,288,267	$83	$483,825	$(480,310)	$(33,354)	$(29,194)
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash Flows from operating activities
Net income (loss)	$26,761	$22,118	$(56,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation expense	30,331	34,083	53,321
Non-cash lease expense	938	803	695
Depreciation expense on property and equipment	273	252	353
Amortization of intangible assets	2,979	6,430	6,917
Amortization of deferred debt issuance costs	654	755	793
Write-off of intangible assets	13,416	—	—
Impairment of cost method investment	—	—	1,406
Credit losses	(173)	497	5
Deferred taxes	(138,894)	—	—
Tax receivables agreement	124,089	7,006	6
Changes in operating assets and liabilities:
Accounts receivable	20,086	(89,656)	6,220
Prepaid expenses and other current assets	(672)	(244)	2,287
Other assets	(3,915)	500	500
Accounts payable	(14,469)	49,284	2,287
Accrued expenses	4,194	14,044	1,996
Net cash provided by operating activities	$65,598	$45,872	$20,231
Cash flows from investing activities
Purchases of property and equipment	(340)	(254)	(73)
Acquisition of intangible assets	—	(400)	—
Net cash (used in) investing activities	$(340)	$(654)	$(73)
Cash flows from financing activities
Repayments on long-term debt	(9,500)	(12,547)	(9,500)
Debt issuance costs	(284)	—	—
Payments pursuant to tax receivables agreement	—	—	(2,822)
Shares withheld for taxes on vesting of restricted stock units	(4,214)	(6,308)	(3,721)
Repurchases of Class A common stock	(47,269)	—	—
Contributions from QLH’s members	869	854	1,464
Distributions to non-controlling interests	(1,250)	(1,222)	(2,850)
Net cash (used in) financing activities	$(61,648)	$(19,223)	$(17,429)
Net increase in cash and cash equivalents	3,610	25,995	2,729
Cash and cash equivalents, beginning of period	43,266	17,271	14,542
Cash and cash equivalents, end of period	$46,876	$43,266	$17,271

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,788	$13,940	$13,773
Income taxes paid, net of refunds	$1,014	$228	$(257)
Non-cash Investing and Financing Activities:
Changes of tax indemnification receivable	$(216)	$(52)	$644
Changes of deferred tax assets related to increase in tax basis	$(10,840)	$—	$—
Right-of-use assets obtained in exchange of lease obligations	$322	$465	$133
Vesting of performance-based restricted stock units	$1,649	$—	$—
Accrued excise tax on repurchases of Class A common stock at end of period	$309	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MediaAlpha, Inc.
Notes to the Consolidated Financial Statements
1. Organization and Background
Nature of business
MediaAlpha specializes in end customer acquisition for insurance carriers, agents, and distributors primarily in property & casualty insurance, health insurance and life insurance verticals. The Company’s technology platform brings together leading insurance carriers, agents, and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. The corporate headquarters is located in Los Angeles, California, with additional offices located in Tempe, Arizona; Taipei, Taiwan; and Bellevue, Washington.
Organization
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
Exchange agreement
On October 27, 2020, the Company entered into an exchange agreement with Insignia and the Senior Executives, each of which held shares of Class B common stock. Pursuant to and subject to the terms of the exchange agreement and the fourth amended and restated limited liability company agreement of QLH, holders of shares of Class B common stock, from time to time, may exchange one share of Class B common stock, together with a corresponding Class B-1 unit, for one share of the Company’s Class A common stock (or, at the Company’s election, cash of an equivalent value) (“Exchange”).
As of December 31, 2025, the Company has reserved for issuance 8,288,267 shares of Class A common stock for potential exchange in the future for Class B-1 units, which equals the aggregate number of shares of Class B common stock outstanding. Exchange of the Class B-1 units and Class B common stock is at the unit holder’s discretion and the exchange does not have fixed or determinable dates or prices.
Tax receivables agreement
On October 27, 2020, the Company entered into a tax receivables agreement (“TRA”), as amended, with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires the Company to pay Insignia and the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax the Company realizes (or is deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA.
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

MediaAlpha, Inc., through Intermediate Holdco, is the sole managing member of QLH and consolidates the financial results of QLH and its subsidiaries and reports a non-controlling interest related to the portion of Class B-1 Units not owned by MediaAlpha, Inc., which reduces net income attributable to holders of MediaAlpha Inc.’s shares of Class A common stock.
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
Revenue recognition
The Company conducts business in two distinct business models - Open Marketplace transactions and Private Marketplace transactions. In Open Marketplace transactions, the Company is the principal and generates revenue by delivering qualified calls, leads, and click transactions (“Consumer Referrals”) to its customers (“Demand Partners”) on its technology platform. In Private Marketplace transactions, the Company acts as an agent facilitating the sale of Consumer Referrals by others, providing access to its platform to the customer (“Supply Partners”) as a tracking, reporting, optimization, and analytics tool for their use in transacting with the Demand Partner, and generates revenue by charging the Supply Partner a platform fee on the Consumer Referrals transacted.
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
The Company maintained an allowance for credit losses of $0.7 million and $1.0 million as of December 31, 2025 and 2024, respectively.
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

Customer concentrations consisted of the below:

	2025			2024
	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$540	49%	2	$358	41%
Accounts receivable	3	$59	49%	2	$66	46%
The Company’s supplier concentration can also expose it to business risks. Supplier concentrations consisted of the below:

	2025			2024
	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Purchases	2	$236	25%	1	$75	11%
Accounts payable	1	$25	27%	4	$56	53%
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
The Company did not capitalize any costs during the year ended December 31, 2025 and 2024, as costs incurred on development of new features and functionality and any implementation costs under CCA were insignificant.
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
The Company generally uses the non-cancellable lease term when recognizing the ROU assets and lease liabilities unless it is reasonably certain that a renewal option or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component. Lease modifications primarily consist of extensions of existing lease terms and are accounted for as remeasurements of the lease liability and corresponding ROU asset when the modification is effective.
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
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test or bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. If the Company performs a qualitative assessment it is required to perform a goodwill impairment test only if it concludes that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. Should this be the case or if the Company decides to proceed directly to the goodwill impairment test, the Company identifies whether a potential impairment exists by comparing the estimated fair value of the reporting unit with the carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company completed its annual goodwill impairment test as of October 1, 2025 by electing to bypass the qualitative assessment and proceeding directly to the goodwill impairment test and no impairment was recorded.
Finite-lived intangible assets include customer relationships, non-compete agreements, and trademarks, trade names, and domain names are stated net of accumulated amortization or impairment charges. These assets are amortized over their estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized. The amortization periods range from 5 years to 10 years. For further information on impairments refer to Note 4 - Goodwill and intangible assets.
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
For the years ended December 31, 2025 and 2024, there were no impairments recognized for long-lived assets.
Accounts payable
Accounts payable are obligations to pay for goods or services that have been acquired in the ordinary course of business. Accounts payable are recognized initially at their settlement value and are classified as current liabilities if payment is due within one year or less. Accounts payable as of December 31, 2025 and 2024 consist of payments to suppliers and costs to acquire traffic from search engines.
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
Equity-based compensation
The Company incurs equity-based compensation expense related to restricted stock units (“RSUs”) and the unvested Restricted Class A shares and QLH Restricted Class B-1 units that are more fully described in Note 9 - Equity based compensation. Equity-classified awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date and are not subsequently remeasured unless modified. Liability-classified awards are measured at fair value on the grant date and remeasured at each reporting period until the award is settled. For awards subject to service conditions only, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. The recognition period for these expenses begins at either the applicable service inception date or grant date and continues throughout the requisite service period. Compensation expense for RSUs granted with a performance condition is recognized on a graded vesting basis over the requisite service period. The amount of compensation expense at each reporting period related to performance based restricted stock units ("PRSUs") is determined based on the Company's assessment of the probability of achieving the requisite performance criteria. The grant date fair value of RSUs is determined using the market closing price of Class A common stock on the date of grant. The Company accounts for forfeitures as they occur.
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
In connection with the IPO and the Reorganization Transactions, certain of the Company’s executive officers and Insignia were issued shares of Class B common stock and Class B-1 units and accordingly certain transactions recorded in members’ equity and non-controlling interest, respectively, in the consolidated statements of stockholders’ equity (deficit) are considered related party transactions.  As discussed in detail in Note 8 — Stockholders’ Equity (Deficit) during the year ended December 31, 2025 the Company repurchased all of Insignia’s outstanding shares of Class B common stock and Class B-1 units.
The Company is also party to the TRA, under which it is contractually obligated to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of December 31, 2025, the Company recorded a liability of $124.2 million as liabilities under tax receivables agreement, net of current portion and $6.9 million as current liabilities under tax receivables agreement within accrued expenses. As of December 31, 2024, the Company recorded $7.0 million within accrued expenses on the consolidated balance sheets for estimated payments related to the 2024 tax year under the TRA. No payments were made pursuant to the TRA during the years ended December 31, 2025 and 2024.
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
Income taxes
The Company is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH, subsequent to the Reorganization Transactions, based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of QLH’s earnings not allocated to it.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period in which the enactment date occurs. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Significant judgment is required by the Company in assessing the positive and negative evidence when determining the realizability of its deferred tax asset.
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
Non-controlling interest
The Company through Intermediate Holdco is the sole managing member of QLH and as a result consolidates the results of operations of QLH. QLH has two classes of equity securities, Class A-1 units, which have all voting rights in QLH, and Class B-1 units, which have no voting or control rights. Intermediate Holdco directly owns Class A-1 units and the holders of Class B-1 units represent the non-controlling interests. Pursuant to QLH’s limited liability company agreement, the Company allocates the share of pre-tax income (loss) of QLH to the holders of non-controlling interests pro-rata to their ownership interest in QLH at a point in time. Changes in the Company’s ownership interest in QLH, due to redemptions or Exchanges, while retaining a controlling interest are accounted for as equity transactions and accounted for as a reduction in the amount recorded as non-controlling interest and increase in additional paid-in capital.
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
Comprehensive income
For the year ended December 31, 2025, 2024, and 2023, the Company did not have any differences between its net income and comprehensive income.
New Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosure. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis but retrospective application is permitted. The Company adopted this standard effective January 1, 2025 using a retrospective method. For further information, refer to Note 12 - Income Taxes.
Recently issued not yet adopted accounting pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures. The standard introduces a new disclosure principle for interim reporting to help entities determine whether disclosures not specified in Topic 270 should be provided in interim periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which amends the guidance in ASC

350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
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
3. Disaggregation of revenue
The following table shows the Company's revenue disaggregated by transaction model:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Open Marketplace transactions	$1,087,422	$841,604	$378,730
Private Marketplace transactions	26,178	23,100	9,419
Revenue	$1,113,600	$864,704	$388,149
The following table shows the Company's revenue disaggregated by product vertical:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Property & casualty insurance	$1,003,038	$658,197	$164,234
Health insurance	85,696	173,531	186,275
Life insurance	21,700	24,374	24,287
Other	3,166	8,602	13,353
Revenue	$1,113,600	$864,704	$388,149
4. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	December 31, 2025				December 31, 2024
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$25,040	$(21,830)	$3,210	$43,500	$(29,503)	$13,997
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	1,624	(1,244)	380	9,284	(3,296)	5,988
Intangible assets		$26,967	$(23,377)	$3,590	$53,087	$(33,102)	$19,985
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739

The following table presents the changes in goodwill and intangible assets:

	December 31, 2025		December 31, 2024
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$19,985	$47,739	$26,015
Additions to goodwill and intangible assets	—	—	—	400
Amortization	—	(2,979)	—	(6,430)
Write-off of intangible assets	—	(13,416)	—	—
Ending balance	$47,739	$3,590	$47,739	$19,985
Amortization expense related to intangible assets amounted to $3.0 million, $6.4 million, and $6.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, the Company recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as the Company did not intend to use or expect any future economic benefits from these intangible assets. During the year ended December 31, 2024, there were no impairments recognized for intangible assets. The Company has no accumulated impairment of goodwill.
As of December 31, 2025, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2026	$1,911
2027	1,364
2028	37
2029	40
2030	43
Thereafter	195
$3,590
5. Accrued expenses
Accrued expenses include the following:

	As of
(in thousands)	December 31, 2025	December 31, 2024
Accrued legal fees	$11,805	$765
Accrued payroll and related expenses	$7,921	$8,855
6. Long-term debt
On July 29, 2021, QuoteLab, LLC (“Borrower”) and QLH entered into an amendment (the “First Amendment”) to the 2020 Credit Agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended by the First Amendment, the “Credit Agreement”). The Credit Agreement provided for a new senior secured term loan facility in an aggregate principal amount of $190.0 million (the "2021 Term Loan Facility"), the proceeds of which were used to refinance all $186.4 million of the existing term loans outstanding and the unpaid interest thereon as of the date of the First Amendment, to pay fees related to these transactions, and to provide cash for general corporate purposes, and a new senior secured revolving credit facility with commitments in an aggregate amount of $50.0 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the “2021 Credit Facilities”), which replaced the existing revolving credit facility under the 2020 Credit Agreement. The obligations under the 2021 Credit Facilities are guaranteed by QLH and secured by substantially all assets of QLH and Borrower. Borrowings under the Credit Agreement bore interest at a rate equal to, at the option of the Borrower, the LIBOR plus an applicable margin, with a floor of 0.00%, or base rate plus an applicable margin. The applicable margins were based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Credit Agreement (the “Leverage Ratio”) for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the London interbank offered rate and from 1.00% to 1.75% with respect to the base rate.
On June 8, 2023, the Borrower and QLH entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement, (as amended by the Second Amendment, the “Existing Credit Agreement”). The Second Amendment amended the Credit Agreement, effective on the amendment date, to, among other things, replace the existing LIBOR based rate applicable to the 2021 Credit Facilities with a SOFR with a credit spread adjustment of 0.10% per annum and a floor of 0.00%, effective on the amendment date, as the interest rate benchmark. Borrowings under the Existing Credit Agreement will continue to bear interest at a rate equal to, at the option of the Borrower, the Term SOFR or Daily Simple SOFR (each as defined in the Existing Credit Agreement), plus an applicable margin, with a floor of 0.00%, or the base rate plus an applicable margin. The applicable margins will be based on the Company’s consolidated total net leverage ratio as calculated under the terms of the Existing Credit Agreement for the prior fiscal quarter and range from 2.00% to 2.75% with respect to the Term SOFR or Daily Simple SOFR and from 1.00% to 1.75% with respect to the base rate. As of December 31, 2025, the Company’s interest rates on the outstanding borrowings under the 2021 Term Loan Facility and 2021 Revolving Credit Facility were 6.08%.
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
On August 4, 2025 ("Effective Date"), the Borrower and QLH entered into a Third Amendment (the “Third Amendment”) to the Existing Credit Agreement (as amended by the Third Amendment, the “Amended Credit Agreement”), pursuant to which lenders representing $138.1 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility as of the Effective Date agreed to extend the maturity date by one year, to July 29, 2027 ("Extended Term Loans"). The remaining $13.3 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility, as of the Effective Date (the “Non-Extended Term Loans” and, together with the Extended Term Loans, the “Term Loans”) will mature on July 29, 2026. Also, as of the Effective Date, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolving Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity date by one year, to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolver Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026.
The Third Amendment was treated as a debt modification and the costs associated with the modification were not material to the consolidated financial statements. The Third Amendment did not impact the covenants or other terms and conditions under the Existing Credit Agreement and did not result in any additional cash proceeds to the Company. The Company is currently negotiating a refinancing of these credit facilities, and expects to complete by the end of the first quarter of 2026.
The 2021 Credit Facilities are collateralized by substantially all of the Company’s assets and contain certain financial and non-financial covenants. The financial covenants include a minimum Fixed Charge Coverage Ratio of 1.15:1 and a maximum Total Net Leverage Ratio of 4.0:1, which may be increased subject to certain conditions (in each case, as defined in the Amended Credit Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. The Amended Credit Agreement contains customary affirmative and negative covenants and default provisions. As of December 31, 2025, the Company was in compliance with all covenants under the 2021 Credit Facilities.
The Term Loans amortize quarterly, beginning with December 31, 2021 and ending with (a) June 30, 2026, in the case of the Non-Extended Term Loans, and (b) June 30, 2027, in the case of the Extended Term Loans, by an amount equal to 1.25% of the aggregate principal amount of the Term Loans initially made on July 29, 2021. The 2021 Revolving Credit Facility does not amortize and will mature on July 29, 2026 with respect to the Non-Extended revolving commitments and July 29, 2027 with respect to the Extended revolving commitments. Accordingly, the amount of mandatory quarterly principal payable amount under the 2021 Term Loan due and revolving commitments drawn that mature within the next twelve months has been classified within the current portion of long-term debt and the remaining balance as long-term debt, net of current portion on the consolidated balance sheets.
The 2021 Term Loan Facility also requires mandatory prepayments of principal in the amount of any Excess Cash Flow (as defined in the 2021 Credit Facilities) on an annual basis. The Company generated Excess Cash Flow for the year ended December 31, 2023, and prepaid approximately $3.0 million of the principal under the 2021 Term Loan Facility during the year ended December 31, 2024. For the year ended December 31, 2025 and 2024, the Company did not generate any Excess Cash Flows.
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
Long-term debt consisted of the following:

	As of
(in thousands)	December 31, 2025	December 31, 2024
2021 Term Loan Facility	$148,953	$158,453
2021 Revolving Credit Facility	5,000	5,000
Unamortized debt issuance costs	(544)	(1,008)
Total debt	$153,409	$162,445
Less: current portion, net of debt issuance cost of $357 and $651, respectively	(21,807)	(8,849)
Total long-term debt	$131,602	$153,596
The expected future principal payments for all borrowings as of December 31, 2025 were as follows:

(in thousands)	Contractual maturity
2026	$22,164
2027	131,789
153,953
Unamortized debt issuance costs	(544)
Total debt	$153,409
The Company incurred interest expense on the 2021 Term Loan Facility of $10.4 million, $13.3 million, and $14.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities of $0.7 million, $0.8 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, unamortized deferred debt issuance costs amounted to $0.5 million and $1.0 million, respectively.
As of December 31, 2025, the Company’s borrowing capacity available under the 2021 Revolving Credit Facility was $45.0 million, which carries a commitment fee that is based on the Company’s consolidated total net leverage ratio and ranges from 0.25% to 0.50%. The commitment fee on the unused portion of the 2021 Revolving Credit Facility was 0.25% as of December 31, 2025. The Company incurred interest expense on the 2021 Revolving Credit Facility of $0.5 million, $0.6 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Accrued interest as of December 31, 2025 and 2024 was $2.4 million and $2.9 million, respectively, and is included within accrued expenses on the consolidated balance sheets.
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
On July 3, 2025, the Company reached an agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the Commissioners of the FTC to fully resolve the FTC’s claims. On August 6, 2025, the complaint and Consent Order were filed with the Court, and on October 16, 2025, the Court entered the Consent Order. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing to the FTC’s allegations, the Company agreed to pay $45.0 million as monetary relief. The Company paid the initial payment of $33.5 million on October 21, 2025, within seven days of entry of the Consent Order by the court, and the remaining $11.5 million on January 12, 2026, within 90 days following entry of the Consent Order. Under the Consent Order, the Company has also agreed to, among other things, implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to oversee the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
As of December 31, 2025 and December 31, 2024, the Company had recorded a reserve of $11.5 million and $7.0 million, respectively, within accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheets.
During the years ended December 31, 2025 and 2024, the Company incurred expense related to recording a loss reserve of $38.0 million and $7.0 million, respectively, and legal fees in connection with the FTC Matter of $4.4 million and $3.9 million, respectively, which are included within general and administrative expenses on the consolidated statement of operations.
Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024, and by the Board of Review of the Office of Finance on July 23, 2025. The Company has remitted the assessed amount to avoid interest and penalties, and has initiated litigation challenging the assessment and the City's classification and methodology in applying the Business Tax to the Company. Payment of such amount does not constitute an admission that the Company is subject to such taxes, and if the Company prevails in the litigation the City would be required to repay such amounts or credit them against taxes payable in the future, potentially with interest. As of December 31, 2025, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of December 31, 2025, and 2024, the Company did not have any other material contingency reserves established for litigation liabilities.

8. Stockholders’ Equity (Deficit)
Amendment and Restatement of Certificate of Incorporation
The Company’s amended and restated certificate of incorporation, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.01 per share; (ii) authorization of 100,000,000 shares of Class B common stock with a par value of $0.01 per share; and (iii) authorization of 50,000,000 shares of preferred stock par value $0.01 per share. Holders of shares of Class A and Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law.
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
Share Repurchase Program
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
On October 28, 2025, the Company's Board of Directors authorized a Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock ("Repurchase Program"). During the quarter ended December 31, 2025, the Company repurchased and retired 1,117,364 shares of Class A common stock under the Repurchase Program for aggregate consideration of $14.4 million. Subsequently, on February 18, 2026, the Company’s Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million. The shares repurchased were immediately retired and returned to the status of authorized but unissued shares of Class A common stock. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased was recorded as an adjustment to additional-paid-in capital, including excise tax and fees of $0.3 million.
The Company may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by the Company’s management in its discretion based on their ongoing evaluation of market and economic conditions, the trading price and volume of the Company’s Class A common stock, the Company’s capital needs and investment opportunities, and other factors. The Company expects to complete the vast majority of the Repurchase Program by the end of 2026, but it may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. The Repurchase Program does not obligate the Company to repurchase a fixed number of shares and any repurchases were accounted for as of the trade date with a corresponding liability.

9. Equity-based compensation plans
Equity-based compensation cost recognized for equity-based awards outstanding during the year ended December 31, 2025, 2024, and 2023 was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023

Restricted stock units	$30,014	$32,463	$52,646
Performance-based restricted stock units	317	1,332	—
QLH Restricted Class B-1 units	—	16	87
Restricted Class A shares	—	272	588
Total equity-based compensation	$30,331	$34,083	$53,321

Total income tax benefit recognized related to equity-based compensation (a)	$8,660	$—	$—
a.For the year ended December 31, 2024 and 2023, there was no income tax benefit related to RSUs as future tax benefits related to these awards were fully offset by a valuation allowance.
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the year ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$1,030	$3,026	$3,875
Sales and marketing	5,345	7,265	8,654
Product development	5,441	6,453	7,719
General and administrative	18,515	17,339	33,073
Total equity-based compensation	$30,331	$34,083	$53,321
No compensation cost was capitalized during the year ended December 31, 2025, 2024, and 2023.
Restricted Stock Units
In October 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “Omnibus Plan”) under which the Company may grant restricted stock units and other equity-based awards to employees, directors, officers, and consultants of the Company. A total of 12,506,550 shares was initially reserved for issuance under the Omnibus Plan, and such pool is automatically increased each January 1 during the term of the Omnibus Plan by a number of shares equal to 5% of the total number of shares of Class A common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase, or such lesser amount as may be determined by the Board of Directors. As of December 31, 2025, 6,457,213 Class A shares were available for future grant under the Omnibus Plan.
Each RSU represents the right to receive one share of Class A common stock upon vesting. The RSUs granted generally vest quarterly over four years. However, the Company may also grant RSUs with shorter vesting periods, or which vest immediately, without any future service requirement. The RSUs are equity-classified share-based payments, and the related cost is recognized utilizing the straight-line method. Upon vesting of the restricted stock units, the Company generally issues new shares of Class A common stock to the participants, net of shares withheld in satisfaction of withholding taxes, except for certain executives and non-employee directors who receive gross share settlement.
The fair value of the restricted stock units is determined based on the closing market price of the Company’s Class A shares on the date of grant. Modifications occasionally occur in which RSUs are immediately vested for terminated employees, resulting in an adjustment to the fair value as of modification date and the related cost associated with those vested RSUs, which are generally immaterial to the Company’s total equity-based compensation expense and unit activity.

A summary of unvested restricted stock unit activity for 2023, 2024, and 2025 is as follows:

	Number of Units	Weighted - average grant-date fair value
RSUs
Unvested and outstanding as of December 31, 2022	4,894,121	$17.79
Granted	2,439,257	13.32
Vested	(3,290,092)	17.78
Forfeited	(410,853)	15.23
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	3,632,433	$15.07
Granted	1,769,150	19.65
Vested	(1,996,916)	16.46
Forfeited	(198,510)	13.81
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2024	3,206,157	$16.76
Granted	3,583,550	9.42
Vested	(2,050,523)	14.31
Forfeited	(228,788)	13.21
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2025	4,510,396	$12.21
As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $50.6 million, which is expected to be recognized over a weighted average period of 2.53 years. The total fair value of Company RSUs that vested during the year ended December 31, 2025, 2024, and 2023 was $23.1 million, $32.1 million, and $31.1 million, respectively.
Performance-Based Restricted Stock Units
During 2023 and 2024, the Company granted PRSUs to certain officers or employees under the 2020 Omnibus Incentive Plan. Each such PRSU represented the right to receive one share of Class A common stock upon vesting. The PRSUs granted represented the target amount divided by the average closing price of the Company’s Class A common stock for the 20 trading day period ended as of the Friday preceding the grant date. Such PRSUs vested based on the achievement of the performance measures set by the Compensation Committee of the Company's Board of Directors (“Compensation Committee”), and the resulting value earned, which amount would be divided by the average closing price of the Company’s Class A common stock for the 20 trading day period ended as of the Friday preceding the Compensation Committee’s determination of the achievement of such performance measures to determine the number of PRSUs to be vested. Any difference between the number of PRSUs granted and vested due to change in the average closing price of the Company’s Class A common stock for the 20 trading day period as of the grant date and vesting date, respectively is accounted for as a settlement adjustment. The expected vesting period of the PRSUs granted in 2023 and 2024 was approximately one year.
The PRSUs are liability-classified awards, as they are based on a fixed dollar amount to be settled in a variable number of shares. At each reporting period, the Company recognizes any related expense based on the estimated probability of the achievement of these performance measures and the portion of the requisite service period completed. The amount of expense recognized in any period can vary based on changes in the expected achievement of the specified performance measures. If such performance measures are determined to be not likely to be met, or are ultimately not met, no further expense is recognized and any previously recognized expense is reversed. Upon vesting of the PRSUs, the Company will issue the resulting number of shares of Class A common stock.
As of December 31, 2023, the Company did not meet the performance measures as determined by the Compensation Committee and accordingly the PRSUs granted during the year ended December 31, 2023 were canceled as of that date. As of December 31, 2024, the Company met the maximum levels for both performance measures approved by the Compensation Committee for the PRSUs granted during the year ended December 31, 2024, and accordingly such PRSUs vested at the maximum payout level during the first quarter of 2025.

A summary of unvested performance-based restricted stock unit activity for 2023, 2024, and 2025 is as follows:

	Number of Units	Weighted - average grant-date fair value
PRSUs
Unvested and outstanding as of December 31, 2022	—	$—
Granted	74,700	14.98
Vested	—	—
Forfeited	(74,700)	14.98
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2023	—	$—
Granted	147,500	11.29
Vested	—	—
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2024	147,500	$11.29
Granted	—	—
Settlement adjustment*	(7,502)	—
Vested	(139,998)	11.78
Forfeited	—	—
Settled or canceled	—	—
Unvested and outstanding as of December 31, 2025	—	$—
* Settlement adjustment reflects differences between expected and actual shares vested due to the closing price of the Company’s share of Class A common stock and is not performance-related.
As of December 31, 2025, all Company PRSUs were vested and all compensation cost was recognized. The total fair value of Company PRSUs that vested during the year ended December 31, 2025, 2024, and 2023 was $1.3 million. $0, and $0, respectively.
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
The QLH Restricted Class B-1 units granted to employees were generally subject to a four-year vesting period. The QLH Restricted Class B-1 units were equity-classified share-based payments, and the remaining unrecognized cost, which was based on the original grant-date fair value of the QLH Class B units, was recognized utilizing the straight-line method. Grantees made 83(b) elections under the Internal Revenue Code; therefore, the QLH Restricted Class B-1 Units were subject to gross share settlement.

A summary of unvested QLH Class B-1 unit activity for 2023 and 2024 is as follows:

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
As of December 31, 2024, all QLH Restricted Class B-1 units were vested and all compensation cost was recognized. The total fair value of QLH Class B-1 units that vested during the year ended December 31, 2024 and 2023 was $43 thousand and $0.5 million, respectively.
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

A summary of unvested Company restricted Class A share activity for 2023 and 2024 is as follows:

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
As of December 31, 2024, all Company restricted Class A shares were vested and all compensation cost was recognized. The total fair value of Company restricted Class A shares that vested during the year ended December 31, 2024 and 2023 was $0.5 million and $1.8 million, respectively.
10. Fair value measurements
The Company does not have any financial instruments measured at fair value on a recurring basis.
The Company’s financial instruments measured at fair value on a non-recurring basis consist of:
Long-Term Debt
As of December 31, 2025 the carrying amount of the 2021 Term Loan Facility and the 2021 Revolving Credit Facility approximates their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 5.05% and the estimated payments under the 2021 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
Cost method investment
The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews such investment on a quarterly basis to determine if it has been impaired. If the Company's assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in its consolidated statements of operations an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. On March 29, 2024, the board of directors and stockholders of a company in which the Company held a minority equity investment approved a plan of restructuring and liquidation that had the effect of cancelling the Company's investment. The Company had previously determined as of December 31, 2023 that the fair value of the investment was zero and accordingly this cancellation had no impact on the consolidated financial statements as of and for the years ended December 31, 2025 and 2024.
The Company used a market approach to estimate the fair value of equity and allocated the overall equity value to estimate the fair value of the common stock based on the liquidation preference and was classified within Level 3 of the fair value hierarchy.
11. Leases
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
The following table presents amounts recorded on the consolidated balance sheets related to operating leases:

		As of
(in thousands)		December 31, 2025	December 31, 2024
Operating leases	Balance Sheet location
Right-of-Use Assets, net - Operating Leases	Other assets	$1,245	$1,861
Operating Lease Liabilities - Current	Accrued expenses	$965	$994
Operating Lease Liabilities - Non-current	Other long-term liabilities	$415	$1,122
The following presents the Company’s lease expense:

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$1,005	$895	$818
Short-term lease cost	13	31	107
Variable lease cost	207	171	160
Total lease cost	$1,225	$1,097	$1,085
The following presents the Company’s supplemental cash flow information related to operating leases:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash paid for operating lease liabilities	$1,124	$996	$918
Right-of-use assets obtained in exchange of lease obligations	$322	$465	$133
The following presents the Company’s weighted-average remaining lease term and discount rate:

	As of
	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	1.88 years	2.50 years
Weighted-average discount rate	3.77%	3.93%
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

Maturities of lease liabilities at December 31, 2025 were as follows:

(in thousands)	Operating Leases
Year Ended December 31,
2026	$991
2027	202
2028	101
2029	106
2030	18
Total Lease Payments	$1,418
Less Imputed Interest	(38)
Total Lease Liabilities	$1,380
At December 31, 2025, there were no leases entered into that had not yet commenced.
12. Income Taxes
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
The components of income (loss) before income taxes include the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$(111,060)	$23,513	$(57,010)
Foreign	(1)	(11)	(8)
Total	$(111,061)	$23,502	$(57,018)
The components of income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income tax expense (benefit)
Federal	$(60)	$370	$—
State	1,127	1,006	(466)
Foreign	5	8	3
	$1,072	$1,384	$(463)
Deferred income tax expense (benefit)
Federal	$(127,525)	$—	$—
State	(11,369)	—	—
Foreign	—	—	—
	$(138,894)	$—	$—
Income tax expense (benefit)	$(137,822)	$1,384	$(463)

A reconciliation of the effective tax rate for tax years ended December 31, 2025, 2024 and 2023 is presented below. The Company adopted ASU No. 2023-09 effective January 1, 2025, retrospectively and prior period disclosures have been adjusted.

	Year Ended December 31,
(in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(23,323)	21.0%	$4,936	21.0%	$(11,974)	21.0%
State and local income taxes, net of federal income tax effect*	$(10,652)	9.6%	$796	3.4%	$81	(0.1)%
Changes in valuation allowance	$(106,568)	96.0%	$(6,992)	(29.7)%	$1,617	(2.8)%
Foreign tax effects – Taiwan	$6	0.0%	$11	0.0%	$4	0.0%
Effect of cross-border tax laws
Global intangible low-taxed income	$4	0.0%	$—	0.0%	$—	0.0%
Nontaxable or nondeductible items
Share-based payment awards	$1,236	(1.1)%	$421	1.8%	$4,648	(8.2)%
Officers’ compensation	$2,429	(2.2)%	$1,675	7.1%	$2,098	(3.7)%
Non-deductible settlement	$—	0.0%	$1,204	5.1%	$—	0.0%
Return-to-Provision	$(1,209)	1.1%	$2	0.0%	$—	0.0%
Change in unrecognized tax benefits	$399	(0.4)%	$172	0.7%	$(547)	1.0%
Non-controlling interest	$(237)	0.2%	$(1,163)	(4.9)%	$3,398	(6.0)%
Other adjustments	$93	(0.1)%	$322	1.4%	$212	(0.4)%
Effective income tax rate	$(137,822)	124.1%	$1,384	5.9%	$(463)	0.8%
*In 2025, state taxes in California and Massachusetts made up the majority (greater than 50%) of the tax effect in this category. In 2024 and 2023, Texas made up the majority (greater than 50%) of the tax effect in this category.

The Company’s effective tax rate of 124.1%, 5.9%, and 0.8% in 2025, 2024, and 2023, respectively, differed from the U.S. federal statutory tax rate of 21.0% due primarily to the tax impacts of changes in valuation allowance.
The jurisdictional components of income taxes paid, net of refunds received, consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Income taxes paid, net of refunds received
Federal taxes	$530	$220	$(24)
State and local taxes
California	275	*	(224)
Massachusetts	121	*	*
New Jersey	66	*	*
Other	18	7	(9)
Foreign - Taiwan	4	1	—
Total	$1,014	$228	$(257)
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Details of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Investment in partnership	$104,567	$98,897
Net operating and capital loss carryforwards and tax credits	15,507	15,284
Tax receivables agreement	29,603	1,595
Other	3,593	4,795
Total	$153,270	$120,571
Valuation allowance	(3,536)	(120,571)
Total deferred tax assets	$149,734	$—
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—
Deferred tax assets	$149,734	$—

During the year ended December 31, 2025 and 2024, holders of Class B-1 units exchanged 3,285,762 and 6,496,800 Class B-1 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis (“Exchanges”). In connection with the Exchanges and the changes to the carrying value of the non-controlling interest, the Company recognized additional deferred tax assets of $7.6 million and $3.2 million, respectively, during the year ended December 31, 2025 through additional-paid-in-capital. In connection with the Exchanges, the Company also established additional liabilities related to the TRA of $0.1 million also through additional-paid-in-capital and has presented a net amount of $10.8 million within additional-paid-in-capital in its consolidated statements of stockholders’ equity (deficit). For the Exchanges during the year ended December 31, 2024, the Company did not recognize any additional deferred tax assets as the Company had recognized a full valuation allowance on its deferred tax assets.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards (“NOLs”) of $47.0 million and $46.1 million, respectively, of which $47.0 million and $6.3 million, respectively, have an indefinite life. The remaining state NOLs will begin to expire in 2029. As of December 31, 2025, the Company had federal and state capital loss carryforwards of $7.1 million and $1.4 million, respectively, which will begin to expire in 2029. As of December 31, 2025, the Company had foreign tax credit carryforwards of $1.1 million, which will begin to expire in 2029.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be utilized. In measuring its deferred tax assets and to determine whether a valuation allowance is needed, the Company assesses all available evidence, both positive and negative, based on the weight of that evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. During the fourth quarter of 2025, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded it is more likely than not that the Company's deferred tax assets will be realizable except for certain state NOLs, federal and state capital loss carryforwards, and foreign tax credits. As a result the Company released substantially all of the valuation allowance with a corresponding income tax benefit of $117.0 million. As of December 31, 2025 and 2024 the Company has recorded a valuation allowance of $3.5 million and $120.6 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows for the years indicated.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$2,030	$1,369	$1,710
Increase related to current year tax positions	631	625	224
Increase related to prior periods tax positions	151	83	—
Decrease related to lapse in applicable statute of limitations	—	(47)	(565)
Ending balance	$2,812	$2,030	$1,369

As of December 31, 2025 and 2024, the total liability related to uncertain tax positions, including interest and penalties, was $3.6 million and $2.5 million, respectively. The Company’s uncertain tax positions are primarily related to its state nexus positions. If recognized as of December 31, 2025 and 2024, $2.4 million and $1.7 million, respectively, of the amount of unrecognized tax benefits would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related secondary impacts, such as the federal deduction for state taxes or adjustments to deferred tax assets that might be required if the Company’s tax positions are sustained. Additionally, the Company will be indemnified for any tax imposed prior to the Reorganization Transactions for which a reserve was recorded, and as the Company recognizes uncertain tax positions the benefits would impact pre-tax results. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. The Company recorded $0.3 million and $0.2 million of interest and penalties during the year ended December 31, 2025 and 2024, respectively.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2025, the Company’s federal income tax returns for the tax years 2019 and forward and state and local tax returns for the tax years 2019 and forward, and foreign income tax returns for the tax years 2020 and forward remain open and are subject to examination.
Tax receivables agreement
On October 27, 2020, the Company entered into the TRA with Insignia, Senior Executives, and White Mountains. The Company expects to obtain an increase in its share of the tax basis in the net assets of QLH as Class B-1 units, together with shares of Class B common stock, are exchanged for shares of Class A common stock (or, at the Company’s election, redeemed for cash of an equivalent value). The Company intends to treat any redemptions and exchanges of Class B-1 units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
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
As of December 31, 2025, the Company believes it can generate sufficient future taxable income and determined that making payments under the TRA is probable under ASC 450 — Contingencies. Accordingly, during the fourth quarter of 2025, the Company recorded a charge of $124.2 million to recognize the liability for estimated payments under the TRA associated with exchanges through September 30, 2025, within other expenses, net in the consolidated statement of operations. The Company also recognized an additional $0.1 million for exchanges that occurred during the fourth quarter of 2025 through additional-paid-in-capital. As of December 31, 2025 and 2024, liabilities under the TRA were $131.1 million and $7.0 million, respectively, of which $6.9 million and $0, respectively, were classified as current within accrued expenses in the consolidated balance sheets.
If the Company had determined as of December 31, 2024 that it was probable that the Company would generate sufficient future taxable income to make future payments under the TRA, it would have recorded a charge of approximately $115 million as of December 31, 2024 to increase the accrued liability for estimated payments under the TRA as of that date to $122 million. No payments were made pursuant to the TRA during the years ended December 31, 2025 and 2024.

13. Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic
Net income (loss)	$26,761	$22,118	$(56,555)
Less: net income (loss) attributable to non-controlling interest	1,138	5,489	(16,135)
Net income (loss) attributable to MediaAlpha, Inc.	$25,623	$16,629	$(40,420)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	56,244,357	53,043,576	45,573,416
Weighted-average shares of Class A common stock outstanding - diluted	66,786,155	53,043,576	45,573,416
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - basic	$0.46	$0.31	$(0.89)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - diluted	$0.39	$0.31	$(0.89)

Year Ended December 31,
2025
Diluted
Net income	$26,761
Add: incremental tax benefits related to exchange of Class B-1 units	(1,014)
Net income attributable to MediaAlpha, Inc. available for diluted common shares	$25,747
Weighted-average shares outstanding:
Class A common stock	56,244,357
Class B-1 units of QLH	10,541,798
Weighted-average shares of Class A common stock and potential Class A common stock	66,786,155
Net income attributable to MediaAlpha, Inc. per share of Class A common stock - diluted	$0.39
Potentially dilutive shares, which are based on the weighted-average shares of underlying unvested RSUs, QLH restricted Class B-1 units, restricted Class A shares, and PRSUs using the treasury stock method and the outstanding QLH restricted Class B-1 units using the if-converted method, are included when calculating diluted net income (loss) per share attributable to MediaAlpha, Inc. when their effect is dilutive. The effects of the Company’s potentially dilutive securities were not included in the calculation of diluted income (loss) per share as the effect of their inclusion would be anti-dilutive.
The following table summarizes the shares and units with a potentially dilutive impact:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Restricted stock units	4,510,396	3,206,157	3,632,433
QLH Class B-1 Units	—	11,609,982	18,106,782
Restricted Class A Shares	—	—	28,340
PRSUs	—	147,500	—
Potentially dilutive shares	4,510,396	14,963,639	21,767,555
14. Non-controlling interest
Pursuant to QLH’s limited liability company agreement, QLH has two classes of equity securities, Class A-1 units, which have all voting rights in QLH, and Class B-1 units, which have no voting or control rights. The Company allocates a share of net income (loss) to the holders of non-controlling interests pro-rata to their ownership interest in QLH at a point in time.

During the years ended December 31, 2025 and 2024, the holders of the non-controlling interests completed 3,285,762 and 6,496,800 Exchanges, respectively. As of December 31, 2025, the holders of the non-controlling interests owned 12.9% of the total equity interests in QLH, with the remaining 87.1% owned by MediaAlpha, Inc. As of December 31, 2024, the holders of the non-controlling interests owned 17.3% of the total equity interests in QLH, with the remaining 82.7% owned by MediaAlpha, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”.
2.Financial Statement Schedule for the Years Ended December 31, 2025, 2024 and 2023

Schedule II-Valuation and Qualifying Accounts and Allowances	113
All other financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”
3.Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated as of February 24, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 2, 2022

2.2	First Amendment to Asset Purchase Agreement, dated as of March 29, 2022, by and among QuoteLab, LLC, CHT Buyer, LLC, Customer Helper Team, LLC and the Seller Members	8-K	001-39671	2.1	March 30, 2022

3.1	Amended and Restated Certificate of Incorporation of MediaAlpha, Inc.	8-K	001-39671	3.1	November 2, 2020

3.2	Amended and Restated By-Laws of MediaAlpha, Inc.	8-K	001-39671	3.1	December 16, 2025

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 17, 2024.	8-K	001-39671	3.1	May 20, 2024

4.2	Registration Rights Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto	8-K	001-39671	4.2	November 2, 2020

4.3*	Description of Registrant’s Securities

10.1	Fourth Amended and Restated Limited Liability Company Agreement of QL Holdings LLC, dated October 27, 2020	8-K	001-39671	10.1	November 2, 2020

10.2	Tax Receivables Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC and certain other parties thereto	8-K	001-39671	10.2	November 2, 2020

10.3	First Amendment to Tax Receivables Agreement among the Company, QLH and certain other parties thereto, dated October 1, 2023	10-Q	001-39671	10.5	November 2, 2023

10.4	Exchange Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., QL Holdings LLC, Guilford Holdings, Inc. and holders of Class B-1 units of QL Holdings LLC party thereto	8-K	001-39671	10.3	November 2, 2020

10.5	Stockholders Agreement, dated October 27, 2020, by and among MediaAlpha, Inc., White Mountains Investments (Luxembourg) S.a.r.l., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC and Steven Yi, Eugene Nonko and Ambrose Wang, together with their respective holding entities through which they indirectly hold common stock of MediaAlpha, Inc.	8-K	001-39671	10.4	November 2, 2020

10.6	First Amendment to Stockholders Agreement among the Company and the Principal Stockholders, dated October 17, 2023	10-Q	001-39671	10.4	November 2, 2023

10.7	Reorganization Agreement, dated October 27, 2020, by and among MediaAlpha ,Inc., QL Holdings LLC, QuoteLab, LLC, Guilford Holdings, Inc., White Mountains Investments (Luxembourg) S.a.r.l., White Mountains Insurance Group, Ltd., Insignia QL Holdings, LLC, Insignia A QL Holdings, LLC, Steven Yi, Eugene Nonko, Ambrose Wang and certain other parties thereto.	8-K	001-39671	10.5	November 2, 2020

10.8+	MediaAlpha, Inc. 2020 Omnibus Incentive Plan	8-K	001-39671	10.6	November 2, 2020

10.9+*	MediaAlpha, Inc. Deferred Share Unit Subplan under 2020 Omnibus Incentive Plan

10.10+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Founders	10-K	001-39671	10.7	February 27, 2023

10.11+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award for Officers other than Founders	10-K	001-39671	10.8	February 27, 2023

10.12+	2020 Form of MediaAlpha, Inc. 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Directors	10-K	001-39671	10.9	February 27, 2023

10.13+	Form of Performance-Based Restricted Stock Unit Award Agreement for Founders under 2020 Omnibus Incentive Plan	10-Q	001-39671	10.3	May 6, 2022

10.14+*	Form of Deferral Election for Restricted Stock Unit Award under Deferred Share Unit Subplan

10.15+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Steven Yi, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.10	November 2, 2020

10.16+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated March 22, 2022	8-K	001-39671	10.1	March 28, 2022

10.17+	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Steven Yi, dated August 1, 2023	8-K	001-39671	10.1	August 2, 2023

10.18+	Third Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Steven Yi, dated May 20, 2024	8-K	001-39671	10.1	May 20, 2024

10.19+	Fourth Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Steven Yi, dated February 4, 2025	8-K	001-39671	10.1	February 10, 2025

10.20+	Amended and Restated Employment Agreement, dated as of October 27, 2020, by and among Eugene Nonko, QuoteLab, LLC and MediaAlpha, Inc.	8-K	001-39671	10.11	November 2, 2020

10.21+	Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated March 22, 2022	8-K	001-39671	10.2	March 28, 2022

10.22+	Second Amendment to Amended and Restated Employment Agreement among the Company, QuoteLab, LLC and Eugene Nonko, dated August 1, 2023	8-K	001-39671	10.2	August 2, 2023

10.23+	Third Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Eugene Nonko, dated May 20, 2024	8-K	001-39671	10.2	May 20, 2024

10.24+	Fourth Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Eugene Nonko, dated February 4, 2025	8-K	001-39671	10.2	February 10, 2025

10.25+	Fifth Amendment to Amended and Restated Employment Agreement among MediaAlpha, QuoteLab, LLC and Eugene Nonko, dated June 30, 2025	8-K	001-39671	10.1	June 30, 2025

10.26+	Employment Agreement dated as of November 2, 2021, by and among Patrick R. Thompson, QuoteLab LLC, and MediaAlpha, Inc..	8-K	001-39671	10.1	November 2, 2021

10.27+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Jeffrey Coyne, dated June 21, 2022	8-K	001-39671	10.1	June 27, 2022

10.28+	Severance Compensation Agreement among the Company, QuoteLab, LLC and Keith Cramer, dated February 19, 2021	10-K	001-39671	10.25	February 24, 2025

10.29+*	Severance Compensation Agreement among the Company, QuoteLab, LLC and Kuanling Amy Yeh, dated February 19, 2021

10.30	2020 Credit Agreement	S-1	001-39671	10.15	October 5, 2020

10.31	First Amendment to Credit Agreement dated as of July 29, 2021, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 3, 2021

10.32	Second Amendment dated as of June 8, 2023, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	June 12, 2023

10.33	Third Amendment dated as August 4, 2025, among QuoteLab, LLC, QL Holdings LLC, the Lenders party thereto, the Issuing Bank party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-39671	10.1	August 6, 2025

10.34	Consent Order dated August 6, 2025	8-K	001-39671	99.1	August 7, 2025

19.1*	Insider Trading Policy

21.1*	Subsidiaries of MediaAlpha, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	MediaAlpha, Inc. Clawback Policy	10-K	001-39671	97.1	February 22, 2024

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

+     Management contract or compensatory plan or arrangement.
*     Filed herewith.
**   Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
Item 16. Form 10-K Summary
None.
Schedule II – Valuation and Qualifying Accounts and Allowances

	Balance at Beginning of the period	Additions during the period	Write-offs	Balance at End of period

Valuation allowance on deferred tax assets
Fiscal year 2025	$120,571	(117,035)	—	$3,536
Fiscal year 2024	$95,068	25,503	—	$120,571
Fiscal year 2023	$91,796	3,272	—	$95,068

Allowance for credit losses
Fiscal year 2025	$1,005	(173)	(115)	$717
Fiscal year 2024	$537	497	(29)	$1,005
Fiscal year 2023	$575	5	(43)	$537

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediaAlpha, Inc.

Date: February 23, 2026	By:	/s/ Patrick R. Thompson
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

Signature	Title	Date

/s/ Steve Yi	Chief Executive Officer, President and Director	February 23, 2026
Steve Yi

/s/ Patrick R. Thompson	Chief Financial Officer & Treasurer	February 23, 2026
Patrick R. Thompson

/s/ Venmal (Raji) Arasu	Director	February 23, 2026
Venmal (Raji) Arasu

/s/ Bradley Hunt	Director	February 23, 2026
Bradley Hunt

/s/ Ramon Jones	Director	February 23, 2026
Ramon Jones

/s/ Eugene Nonko	Director and Chief Architect	February 23, 2026
Eugene Nonko

/s/ Lara Sweet	Director	February 23, 2026
Lara Sweet

/s/ Kathy Vrabeck	Chair of the Board of Directors	February 23, 2026
Kathy Vrabeck