Form 10-Q
period 2026-03-31
MediaAlpha, Inc.
filed 2026-04-29
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 24, 2026, there were 54,062,155 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 8,288,267 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A "Risk Factors" in our 2025 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$26,051	$46,876
Accounts receivable, net of allowance for credit losses of $762 and $717, respectively	133,796	123,019
Prepaid expenses and other current assets	5,358	4,477
Total current assets	165,205	174,372
Intangible assets, net	3,113	3,590
Goodwill	47,739	47,739
Deferred tax assets	143,699	149,734
Other assets	7,959	8,396
Total assets	$367,715	$383,831
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$91,398	$91,094
Accrued expenses	14,604	34,746
Current portion of long-term debt	7,167	21,807
Total current liabilities	113,169	147,647
Long-term debt, net of current portion	156,336	131,602
Liabilities under tax receivables agreement, net of current portion	116,564	124,212
Other long-term liabilities	10,738	9,564
Total liabilities	$396,807	$413,025
Commitments and contingencies (Note 5)
Stockholders' deficit
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 54.6 million and 56.2 million shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	546	562
Class B common stock, $0.01 par value - 100 million shares authorized; 8.3 million and 8.3 million shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	83	83
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	470,131	483,825
Accumulated deficit	(468,843)	(480,310)
Total stockholders' equity attributable to MediaAlpha, Inc.	$1,917	$4,160
Non-controlling interests	(31,009)	(33,354)
Total stockholders' deficit	$(29,092)	$(29,194)
Total liabilities and stockholders' deficit	$367,715	$383,831
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$310,004	$264,309
Costs and operating expenses
Cost of revenue	263,305	222,670
Sales and marketing	5,328	5,626
Product development	5,455	4,886
General and administrative	13,542	17,595
Write-off of intangible assets	—	13,416
Total costs and operating expenses	287,630	264,193
Income from operations	22,374	116
Other (income), net	(615)	(456)
Interest expense	2,441	2,955
Total other expense, net	1,826	2,499
Income (loss) before income taxes	20,548	(2,383)
Income tax expense (benefit)	6,502	(49)
Net income (loss)	$14,046	$(2,334)
Net income (loss) attributable to non-controlling interest	2,579	(386)
Net income (loss) attributable to MediaAlpha, Inc.	$11,467	$(1,948)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic and diluted	$0.21	$(0.04)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	55,846,097	55,632,321
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2025	56,207,408	$562	8,288,267	$83	$483,825	$(480,310)	$(33,354)	$(29,194)
Vesting of restricted stock units	432,063	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	7,259	—	—	7,259
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(681)	—	—	(681)
Contributions from QLH’s members	—	—	—	—	—	—	274	274
Distributions to non-controlling interests	—	—	—	—	—	—	(508)	(508)
Repurchases of Class A common stock	(2,056,010)	(20)	—	—	(20,268)	—	—	(20,288)
Net income	—	—	—	—	—	11,467	2,579	14,046
Balance at March 31, 2026	54,583,461	$546	8,288,267	$83	$470,131	$(468,843)	$(31,009)	$(29,092)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
Vesting of restricted stock units	299,544	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	6,707	—	—	6,707
Shares withheld on tax withholding on vesting of restricted stock units	—	—	—	—	(867)	—	—	(867)
Distributions to non-controlling interests	—	—	—	—	—	—	(107)	(107)
Vesting of performance-based restricted stock units	139,998	1	—	—	1,648	—	—	1,649
Net (loss)	—	—	—	—	—	(1,948)	(386)	(2,334)
Balance at March 31, 2025	55,895,646	$559	11,574,029	$116	$515,125	$(507,881)	$(49,103)	$(41,184)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$14,046	$(2,334)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity-based compensation expense	7,259	7,024
Non-cash lease expense	261	227
Depreciation expense on property and equipment	74	62
Amortization of intangible assets	477	1,444
Amortization of deferred debt issuance costs	140	180
Loss on extinguishment of debt	235	—
Write-off of intangible assets	—	13,416
Credit losses	45	(95)
Deferred taxes	6,035	—
Tax receivables agreement	(803)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,822)	28,181
Prepaid expenses and other current assets	(108)	(363)
Other assets	125	125
Accounts payable	304	(23,209)
Accrued expenses	(18,824)	(957)
Net cash (used in) provided by operating activities	$(1,556)	$23,701
Cash flows from investing activities
Purchases of property and equipment	(42)	(57)
Net cash (used in) investing activities	$(42)	$(57)
Cash flows from financing activities
Proceeds from revolving line of credit	15,000	—
Repayments on revolving line of credit	(5,000)	—
Proceeds from issuance of long-term debt	150,000	—
Repayments on long-term debt	(148,953)	(2,375)
Payments of debt issuance costs	(2,101)	—
Repurchases of Class A common stock	(20,268)	—
Contributions from QLH’s members	274	—
Distributions to non-controlling interests	(508)	(107)
Payments pursuant to tax receivables agreement	(6,990)	—
Shares withheld for taxes on vesting of restricted stock units	(681)	(867)
Net cash (used in) financing activities	$(19,227)	$(3,349)
Net (decrease) increase in cash and cash equivalents	(20,825)	20,295
Cash and cash equivalents, beginning of period	46,876	43,266
Cash and cash equivalents, end of period	$26,051	$63,561
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,434	$2,961
Non-cash Investing and Financing Activities:
Right-of-use assets obtained in exchange of lease obligations	$—	$176
Vesting of performance-based restricted stock units	$—	$1,649
Accrued excise tax on repurchases of Class A common stock	$20	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2025 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2026.
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
The December 31, 2025 balance sheet data was derived from audited consolidated financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. Results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 2025 Annual Report on Form 10-K.
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.8 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$153	49%	2	$122	46%
Purchases	1	$44	17%	1	$29	13%

	As of March 31, 2026			As of December 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	3	$71	53%	3	$59	49%
Accounts payable	1	$16	18%	1	$25	27%

Related Party Transactions
The Company is party to the tax receivables agreement ("TRA"), under which it is contractually obligated to pay certain holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of March 31, 2026 and December 31, 2025, the Company had accrued $123.4 million and $131.1 million, respectively, for estimated payments under the TRA. During the three months ended March 31, 2026, payments of $7.0 million were made pursuant to the TRA. During the three months ended March 31, 2025, no payments were made pursuant to the TRA.
New Accounting Pronouncements
Recently adopted accounting pronouncements
There have been no recently adopted accounting pronouncements by the Company.
Recently issued not yet adopted accounting pronouncements
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures. The standard introduces a new disclosure principle for interim reporting to help entities determine whether disclosures not specified in Topic 270 should be provided in interim periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the consolidated financial statements, of prescribed categories of expenses within relevant income statement captions. In March 2025, the FASB issued ASU No. 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU No. 2025-01 clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the ASU on its disclosures in the consolidated financial statements.
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended March 31,
(in thousands)	2026	2025
Open Marketplace transactions	$303,817	$258,419
Private Marketplace transactions	6,187	5,890
Total	$310,004	$264,309

The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended March 31,
(in thousands)	2026	2025
Property & casualty insurance	$292,788	$223,245
Health insurance	11,165	33,937
Life insurance	5,841	5,573
Other	210	1,554
Total	$310,004	$264,309
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		March 31, 2026			December 31, 2025
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	84 - 120	$25,040	$(22,300)	$2,740	$25,040	$(21,830)	$3,210
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60 - 120	1,624	(1,251)	373	1,624	(1,244)	380
Intangible assets		$26,967	$(23,854)	$3,113	$26,967	$(23,377)	$3,590
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets was $0.5 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, the Company recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as the Company did not intend to use or expect any future economic benefits from these intangible assets. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	March 31, 2026		December 31, 2025
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$3,590	$47,739	$19,985
Additions to goodwill and intangible assets	—	—	—	—
Amortization	—	(477)	—	(2,979)
Write-off of intangible assets	—	—	—	(13,416)
Ending balance	$47,739	$3,113	$47,739	$3,590

As of March 31, 2026, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2026–Remaining Period	$1,434
2027	1,364
2028	37
2029	40
2030	43
Thereafter	195
$3,113
4. Long-term debt
Long-term debt consisted of the following:

	As of
(in thousands)	March 31, 2026	December 31, 2025
2026 Term Loan Facility	$150,000	$—
2026 Revolving Credit Facility	15,000	—
2021 Term Loan Facility	—	148,953
2021 Revolving Credit Facility	—	5,000
Unamortized debt issuance costs	(1,497)	(544)
Total debt	$163,503	$153,409
Less: current portion, net of debt issuance costs of $333 and $357, respectively	(7,167)	(21,807)
Total long-term debt	$156,336	$131,602
Amendment and Restatement Agreement
On March 25, 2026, QuoteLab, LLC (the "Borrower") and QLH entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) amending and restating the Credit Agreement dated as of September 23, 2020, as previously amended (the “Existing Credit Agreement” and, as amended and restated by the Amendment and Restatement Agreement), with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Amendment and Restatement Agreement provides for (i) a new five-year senior secured term loan facility in an aggregate principal amount of $150 million (the "2026 Term Loan Facility"), and (ii) a new five-year senior secured revolving credit facility with commitments in an aggregate amount of $60 million (the "2026 Revolving Credit Facility" and, together with the 2026 Term Loan Facility, the "2026 Credit Facilities"), which replaced the existing term loan facility and revolving credit facility under the Existing Credit Agreement. The proceeds of the 2026 Term Loan Facility, together with $15.0 million drawn on the 2026 Revolving Credit Facility upon the closing of the transaction, were used to refinance the $146.6 million of existing term loans outstanding and $5.0 million of existing revolving loans outstanding under the Existing Credit Agreement, and to pay the accrued and unpaid interest on such loans as of the date of the Amendment and Restatement Agreement and the fees related to the refinancing transactions, as well as to provide cash for general corporate purposes.
The obligations under the 2026 Credit Facilities are secured by substantially all assets of the Borrower and the Amendment and Restatement Agreement contains customary affirmative, negative and financial covenants and default provisions. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the Amendment and Restatement Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. As of March 31, 2026, the Company was in compliance with all of such covenants.
Borrowings under the Amendment and Restatement Agreement will bear interest at a rate equal to, at the option of the Borrower, (i) Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, (ii) Daily Simple SOFR plus an applicable margin or (iii) Alternate Base Rate plus an applicable margin (in each case, as defined in the Amendment and Restatement Agreement). The applicable margins will be based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Amendment and Restatement Agreement for the prior fiscal quarter and range from 2.00% to 3.00% with respect to the SOFR-based rates and 1.00% to 2.00% with respect to the Alternate Base Rate.
Loans under the 2026 Credit Facilities will mature on March 25, 2031. Loans under the 2026 Term Loan Facility will amortize quarterly, beginning with the fiscal quarter ending June 30, 2026, by an amount equal to (i) through the fiscal quarter ending March 31, 2030, 1.25% of the original aggregate principal amount of the term loans and (ii) for each fiscal quarter thereafter, 2.50% of the original aggregate principal amount of the term loans. Loans under the Amendment and Restatement Agreement may be prepaid, at the option of the Borrower, at any time without premium. Term loans under the Amendment and Restatement Agreement are required to be prepaid from time to time with the proceeds of non-ordinary course asset sales and casualty and condemnation events, subject to customary exceptions.
The 2026 Term Loan Facility was treated as a debt restructuring that included both debt modifications and extinguishments, in addition to new debt issuances. The Company capitalized $1.5 million of new and existing deferred financing costs, which are classified within the current portion of long-term debt and long-term debt, net of current portion on the consolidated balance sheet and will be amortized over the term of the 2026 Term Loan Facility. Third-party costs of $1.1 million allocated to modifications to the 2026 Term Loan Facility were recorded as general and administrative expenses in the consolidated statement of operations. New and existing third-party costs and fees of $1.0 million paid to lenders and allocated to the 2026 Revolving Credit Facility were capitalized and classified within prepaid expenses and other current assets on the consolidated balance sheet and will be amortized over the term of the 2026 Revolving Credit Facility.
During the three months ended March 31, 2026, the Company recognized a loss on extinguishment of the 2021 Credit Facilities of $0.2 million, which has been recorded within other expenses, net on the consolidated statement of operations.
Existing Credit Agreement
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
On August 4, 2025 ("Effective Date"), the Borrower and QLH entered into a Third Amendment (the “Third Amendment”) to the Existing Credit Agreement (as amended by the Third Amendment, the “Amended Credit Agreement”), pursuant to which lenders representing $138.1 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility as of the Effective Date agreed to extend the maturity date by one year, to July 29, 2027 ("Extended Term Loans"). The remaining $13.3 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility, as of the Effective Date (the “Non-Extended Term Loans” and, together with the Extended Term Loans, the “Term Loans”) will mature on July 29, 2026. The Term Loans amortize quarterly, beginning with December 31, 2021 and ending with (a) June 30, 2026, in the case of the Non-Extended Term Loans, and (b) June 30, 2027, in the case of the Extended Term Loans, by an amount equal to 1.25% of the aggregate principal amount of the Term Loans initially made on July 29, 2021. Also, as of the Effective Date, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolving Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity date by one year, to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolving Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) will mature on July 29, 2026. The Third Amendment was treated as a debt modification and the costs associated with the modification were not material to the consolidated financial information.
The Third Amendment did not impact the covenants or other terms and conditions under the Existing Credit Agreement and did not result in any additional cash proceeds to the Company.
The Company incurred interest expense on the 2021 Term Loan Facility and 2026 Term Loan Facility of $2.2 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense included amortization of debt issuance costs on the 2021 Credit Facilities and 2026 Credit Facilities of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the Company’s borrowing capacity available under the 2026 Revolving Credit Facility was $45.0 million. The undrawn portion of the 2026 Revolving Credit Facility carries a commitment fee that ranges from 0.30% to 0.50% based on the Company’s consolidated total net leverage ratio, and such fee was 0.35% as of March 31, 2026. The

Company incurred interest expense on the 2021 Revolving Credit Facility and 2026 Revolving Credit Facility of $0.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s interest rate on the outstanding borrowings under the 2026 Term Loan Facility and 2026 Revolving Credit Facility was 5.97%.
Accrued interest was $0.2 million as of March 31, 2026 and $2.4 million as of December 31, 2025, and is included within accrued expenses on the consolidated balance sheets.
The expected future principal payments for all borrowings as of March 31, 2026 were as follows:

(in thousands)	Contractual maturity
2026–Remaining Period	$5,625
2027	7,500
2028	7,500
2029	7,500
2030	13,125
Thereafter	123,750
165,000
Unamortized debt issuance costs	(1,497)
Total debt	$163,503
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
As of March 31, 2026, the Company had paid the monetary relief amount in full. As of December 31, 2025, the Company had recorded a reserve of $11.5 million in connection with this matter, which was recorded within accrued expenses on the consolidated balance sheets.
During the three months ended March 31, 2025, the Company recorded a charge of $5.0 million to increase the loss reserve established in connection with the FTC Matter. Legal fees incurred by the Company in connection with the FTC Matter during the three months ended March 31, 2026 and 2025, were immaterial and $1.9 million, respectively, and are included within general and administrative expenses on the consolidated statement of operations.
Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024, and by the Board of Review of the Office of Finance on July 23, 2025. The Company has remitted the assessed amount to avoid interest and penalties, and has initiated litigation challenging the assessment and the City's classification and methodology in applying the Business Tax to the Company. Payment of such amount does not constitute an admission that the Company is subject to such taxes, and if the Company prevails in the litigation the City would be required to repay such amounts or credit them against taxes payable in the future, potentially with interest. As of March 31, 2026, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of March 31, 2026 and December 31, 2025, the Company did not have any other material contingency reserves established for litigation liabilities.
6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Restricted stock units	$7,198	$6,707
Performance-based restricted stock units	61	317
Total equity-based compensation	$7,259	$7,024
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$143	$294
Sales and marketing	1,242	1,283
Product development	1,306	1,248
General and administrative	4,568	4,199
Total equity-based compensation	$7,259	$7,024
As of March 31, 2026, total unrecognized compensation cost related to unvested restricted stock units and unvested performance-based restricted stock units were $72.5 million and $3.9 million, respectively, which are expected to be recognized over weighted-average periods of 3.00 years and 2.96 years, respectively.

Performance-Based Restricted Stock Units
On March 15, 2026, the Compensation Committee of the Company's Board of Directors (“Compensation Committee”) approved grants of Performance-Based Restricted Stock Units ("PRSUs") under the 2020 Omnibus Incentive Plan to the Company's executive officers as a portion of such officers' long-term incentive compensation for 2026. Such PRSUs will be earned, if at all, based on achievement of annual Adjusted EBITDA goals set by the Compensation Committee over a three-year performance period, with each fiscal year measured separately for purposes of determining vesting. One-third of the PRSU grants are tied to each fiscal year Adjusted EBITDA performance against pre-established threshold, target, and maximum Adjusted EBITDA goals set by the Compensation Committee for each fiscal year, corresponding to 50%, 100% and 200% of the number of PRSUs granted, respectively, with linear interpolation between such goal levels. Following the completion of each performance period, any earned PRSUs for that performance period will remain subject to continued service-based vesting through the end of the three-year period.
The PRSUs granted represented the target value divided by the average closing price of the Company’s Class A common stock for the 10 trading day period ended as of the Friday preceding the grant date. Any difference between the number of PRSUs granted and vested, or unvested and outstanding, due to change in the expected performance outcome of each performance period is accounted for as a performance adjustment.
The PRSUs are equity-classified awards, as they are based on a fixed number of PRSUs to be settled at the percentage based on the achievement of the performance measure. At each reporting period, the Company estimates the probability of the achievement of the performance measure and recognizes any expense based on such estimate and the portion of the requisite service period completed. The amount of expense recognized in any period can vary based on changes in the expected achievement of the performance measure. If such performance measures are determined to be unlikely to be achieved, or are ultimately not met, no further expense is recognized and any previously recognized expense is reversed. Upon vesting of the PRSUs, the Company will issue the number of shares of Class A common stock earned based on the Company's performance.
7. Stockholders' Deficit
Share Repurchases
On October 28, 2025, the Company's Board of Directors authorized a Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock. Subsequently, on February 18, 2026, the Company’s Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million ("Repurchase Program"). During the three months ended March 31, 2026, 2,056,010 shares of Class A common stock were repurchased under the Repurchase Program for aggregate consideration of $20.3 million. The difference between the repurchase price and the par value of the shares of Class A common stock repurchased, together with any excise tax payable, was recorded as an adjustment to additional-paid-in capital. The shares repurchased were immediately retired and returned to the status of authorized but unissued shares of Class A common stock.
The Company may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by the Company’s management in its discretion based on their ongoing evaluation of market and economic conditions, the trading price and volume of the Company’s Class A common stock, the Company’s capital needs and investment opportunities, and other factors. As of March 31, 2026 the Company had repurchased 3,173,374 shares of Class A common stock for aggregate consideration of $34.6 million as part of the Repurchase Program. The Company expects to complete the vast majority of the Repurchase Program by the end of 2026, but it may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. The Repurchase Program does not obligate the Company to repurchase a fixed number of shares and any repurchases were accounted for as of the trade date with a corresponding liability.
8. Fair Value Measurements
The Company does not have any financial instruments measured at fair value on a recurring basis.
The Company’s financial instruments measured at fair value on a non-recurring basis consist of Long-Term Debt. As of March 31, 2026, the carrying amounts of the 2026 Term Loan Facility and the 2026 Revolving Credit Facility approximate their respective fair values.

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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense (benefit):

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Income (loss) before income taxes	$20,548	$(2,383)
Income tax expense (benefit)	$6,502	$(49)
Effective Tax Rate	31.6%	2.1%
The Company's effective tax rate of 31.6% for the three months ended March 31, 2026 differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of income not taxable to the Company associated with the non-controlling interest, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation. The Company's effective tax rate of 2.1% for the three months ended March 31, 2025 differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of changes in valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2026. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
As of March 31, 2026 and December 31, 2025, the Company had a valuation allowance of $3.5 million against certain state net operating losses, federal and state capital loss carryforwards, and foreign tax credits that the Company expects will expire unutilized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2026, there were no changes to the Company's valuation allowance.
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
The Company believes it can generate sufficient future taxable income and determined that making payments under the TRA is probable under ASC 450 — Contingencies. The Company recorded a liability of $123.4 million and $131.1 million as of March 31, 2026 and December 31, 2025, respectively, of which $6.8 million and $6.9 million, respectively, were classified as current within accrued expenses in the consolidated balance sheets.
During the three months ended March 31, 2026 and 2025, holders of Class B-1 units exchanged zero units.
Payments of $7.0 million were made pursuant to the TRA during the three months ended March 31, 2026. No payments were made pursuant to the TRA during the three months ended March 31, 2025.

10. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
(in thousands except share data and per share amounts)	2026	2025
Basic
Net income (loss)	$14,046	$(2,334)
Less: net income (loss) attributable to non-controlling interest	2,579	(386)
Net income (loss) attributable to MediaAlpha, Inc.	$11,467	$(1,948)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	55,846,097	55,632,321
Weighted-average shares of Class A common stock outstanding - diluted	55,846,097	55,632,321
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - basic	$0.21	$(0.04)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - diluted	$0.21	$(0.04)
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
The following table summarizes the shares and units with a potentially dilutive impact for the three months ended March 31, 2026 and 2025:

	As of
	March 31, 2026	March 31, 2025
QLH Class B-1 Units	8,324,220	11,609,982
Restricted stock units	6,937,524	6,018,424
Potentially dilutive shares	15,261,744	17,628,406
The outstanding PRSUs were not included in the potentially dilutive securities as of March 31, 2026 as the performance conditions have not been met.
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
During the three months ended March 31, 2026 and 2025, the holders of the non-controlling interests had completed zero Exchanges. As of March 31, 2026, the holders of the non-controlling interests owned 13.2% of the total equity interests in QLH, with the remaining 86.8% owned by MediaAlpha, Inc. As of December 31, 2025, the holders of the non-controlling interests owned 12.9% of the total equity interests in QLH, with the remaining 87.1% owned by MediaAlpha, Inc.
12. Leases
On February 3, 2026, the Company entered into a lease agreement for a new corporate headquarters comprised of approximately 21,000 square feet of office space located in Los Angeles, CA. The initial term of such lease is 65 months commencing upon the later of November 1, 2026 and substantial completion of the improvements in the premises by the landlord, which is expected to occur in the fourth quarter of 2026, after the expiration of the Company's current Los Angeles lease term. The Company has the option to extend the term for an additional 60 months. The aggregate base rent payments over the initial term of the lease are approximately $5 million.

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
Management overview
Our mission is to help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the leading customer acquisition infrastructure for insurance carriers, supporting $1.2 billion in Revenue across our platform from our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance over the twelve-month period ended March 31, 2026.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the twelve-month period ended March 31, 2026, consumers shopping for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites drove an average of 11.7 million Consumer Referrals on our platform each month.
We generate revenue by earning a fee for each Consumer Referral sold on our platform. A transaction becomes payable upon a qualifying consumer action, such as a click, call or lead, and is generally not contingent on the sale of a product to the consumer.
We believe our technology is a key differentiator and a powerful driver of our performance. We maintain deep, custom integrations with partners representing the majority of our revenue, which enable automated, data-driven processes that optimize our partners’ customer acquisition spend and revenue. Through our platform, our P&C insurance carrier partners can target and price across over 35 separate consumer attributes to manage customized acquisition strategies.
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Revenue	$310.0	45.7	17.3%	$264.3
Contribution[1]	$48.7	4.7	10.6%	$44.0
Net Income (Loss)	$14.0	16.3	n/m	$(2.3)
Adjusted EBITDA[1]	$31.4	2.0	6.8%	$29.4

n/m - Not Meaningful
1.Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and financial metrics.” for additional information regarding the Company’s Non-GAAP metrics.

For the three months ended March 31, 2026, revenue was $310.0 million, an increase of 17.3% compared with the three months ended March 31, 2025, driven primarily by significant increases in customer acquisition spending by P&C Demand Partners as they continue to focus on growth and increasing market share in response to strong underwriting profitability, offset in part by a decline in revenue from our Health insurance vertical, in both under-65 health and Medicare, due primarily to our decision to scale back the under-65 health sub-vertical.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $48.7 million for the three months ended March 31, 2026, a year-over-year increase of 10.6%, driven primarily by a higher mix of Open Marketplace transactions, which are recorded on a gross basis and carry associated revenue share costs. Contribution Margin was 15.7% in the three months ended March 31, 2026, compared with 16.6% in the three months ended March 31, 2025.

Net income for the three months ended March 31, 2026 was $14.0 million, compared with a net loss of $2.3 million for the three months ended March 31, 2025, due primarily to an increase in gross profit. In addition, in the three months ended March 31, 2025 we incurred a write-off of $13.4 million of certain acquired intangible assets and a charge of $5.0 million to increase our reserve related to FTC Matter.

Adjusted EBITDA for the three months ended March 31, 2026 was $31.4 million, a year-over-year increase of 6.8%, due primarily to higher gross profit.

Other developments
On March 25, 2026, we entered into an amendment and restatement agreement to our Existing Credit Agreement, which provides for a new senior secured term loan facility in an aggregate principal amount of $150.0 million and a new senior secured revolving credit facility with commitments in an aggregate amount of $60.0 million, which replaced our Existing Credit Facilities. The proceeds of the new term loan facility, together with $15.0 million drawn on the 2026 Revolving Credit Facility upon the closing of the transaction, were used to refinance the $146.6 million of existing term loans outstanding and $5.0 million of existing revolving loans outstanding under the Existing Credit Agreement, and to pay the accrued and unpaid interest on such loans as of the date of the Amendment and Restatement Agreement and the fees related to the refinancing transactions, as well as to provide cash for general corporate purposes. See “Liquidity and Capital Resources” below for additional information regarding these transactions.
On February 3, 2026, we entered into a lease agreement for a new corporate headquarters comprised of approximately 21,000 square feet of office space located in Los Angeles, CA. The initial term of such lease is 65 months commencing upon the later of November 1, 2026 and substantial completion of the improvements in the premises by the landlord, which is expected to occur in the fourth quarter of 2026. We have the option to extend the term for 60 months.
On February 18, 2026, our Board of Directors authorized an increase in the previously approved Repurchase Program by $50.0 million, to a total of up to $100.0 million ("Repurchase Program"). As of March 31, 2026, we had repurchased 3,173,374 shares of Class A common stock for aggregate consideration of $34.6 million under the Repurchase Program and expect to complete the vast majority of the Repurchase Program by the end of 2026.
Key factors affecting our business
Revenue
We believe that our future performance will depend on many factors, including those described below and in Part I, Item 1A "Risk Factors" in our 2025 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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

In our health vertical, we aim to drive deeper adoption and integration of our platform within the Medicare Advantage ecosystem. We believe that the Medicare Advantage market represents a substantial opportunity for us, but this market is currently facing challenges due primarily to fluctuating carrier loss ratios and reimbursement rate increases. These underlying market pressures have created a difficult environment for customer acquisition, with carriers pulling back or reallocating marketing spend in response to volatile plan economics.
Transaction Value
We define “Transaction Value” as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Effective with the first quarter of 2026, we have discontinued reporting of Transaction Value to simplify our reporting structure. As our scale advantage has become well-established, we believe that Revenue, Contribution and Contribution Margin, and Adjusted EBITDA are the most relevant metrics for evaluating our performance relative to our peers.
Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand Partners and Supply Partners on our platform. We retain and attract Demand Partners in part by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the three months ended March 31, 2026, 16 of the top 20 largest auto insurance carriers by customer acquisition spend in 2025 were active on our platform.
Consumer Referrals
We define “Consumer Referral” as any consumer click, call or lead purchased by a Demand Partner on our platform. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure revenue and overall business performance across our verticals and platform models.
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by Demand Partners on our platform decreased to 34.2 million for the three months ended March 31, 2026, from 35.0 million for the three months ended March 31, 2025, respectively due primarily to our actions to scale back the under-65 Health sub-vertical and address concerns raised by the FTC. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend. We expect artificial intelligence (AI) based platforms, including large language models, to become significant traffic acquisition sources for us and our Supply Partners and drive incremental traffic to our marketplace.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our Demand Partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. For example, beginning in the second half of 2021, the P&C insurance industry entered a “hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during 2024 and 2025 as the industry re-entered a soft market and multiple carriers meaningfully increased their spending in our marketplaces. During the first quarter of 2026, the ongoing geopolitical conflict in the Middle East has caused significant increases in energy prices and disruption in supply chains for certain products. In the event that such war escalates or continues for an extended period of time, it could result in higher prices and/or supply chain disruptions for auto parts, driving up automobile claims costs and negatively impacting P&C insurance carrier underwriting profitability, which could cause them to reduce their customer acquisition spending on our platform. We have not seen any material impact of these events on carrier spending levels on our platform to date.
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
Regulations
Our revenue and earnings may fluctuate from time to time as a result of federal, state, international and industry-based laws, directives and regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites, conduct telemarketing and email marketing and collect, process, store, share, disclose, transfer and use consumer information and other data. Our business is affected indirectly as our clients adjust their operations as a result of regulatory changes and enforcement activity within their industries. For example, the FTC has recently started taking a new position (in recent public statements and enforcement actions) regarding the consent rules under the Telemarketing Sales Rule ("TSR"). These changes have required, and may in the future require, both us and our Partners to adjust their telemarketing activities. While it is unclear how some of these changes may ultimately be interpreted, they may have a significant impact on the market for leads, and may require us and our Partners to modify our telemarketing practices and policies. In addition, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and has been amended by the California Privacy Rights Act ("CPRA"), which became effective January 1, 2023, and more than 30 other states have enacted or are considering similar laws, all of which may affect our business. While it is unclear how this new legislation may be modified or how certain provisions will be interpreted, the effects of this legislation are potentially significant, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In addition, we are licensed as a health insurance broker in all 50 states and the District of Columbia, making us subject to certain insurance laws and regulations. Our Medicare business is also subject to federal rules governing the marketing of such policies. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2025 Annual Report on Form 10-K and under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our 2021 Credit Facilities and 2026 Credit Facilities and the amortization of deferred financing costs associated with these arrangements.

Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of March 31, 2026, our ownership interest in QLH was 86.8%.
Net income (loss) attributable to non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate a share of the pre-tax income (loss) of the QLH incurred subsequent to the Reorganization Transactions to the non-controlling interest holders pro-rata to their ownership interest in QLH.
Operating results for the three months ended March 31, 2026 and 2025
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026		2025
Revenue	$310,004	100.0%	$264,309	100.0%
Costs and operating expenses
Cost of revenue	263,305	84.9%	222,670	84.2%
Sales and marketing	5,328	1.7%	5,626	2.1%
Product development	5,455	1.8%	4,886	1.8%
General and administrative	13,542	4.4%	17,595	6.7%
Write-off of intangible assets	—	0.0%	13,416	5.1%
Total costs and operating expenses	287,630	92.8%	264,193	100.0%
Income from operations	22,374	7.2%	116	0.0%
Other (income), net	(615)	(0.2)%	(456)	(0.2)%
Interest expense	2,441	0.8%	2,955	1.1%
Total other expense, net	1,826	0.6%	2,499	0.9%
Income (loss) before income taxes	20,548	6.6%	(2,383)	(0.9)%
Income tax expense (benefit)	6,502	2.1%	(49)	0.0%
Net income (loss)	$14,046	4.5%	$(2,334)	(0.9)%
Net income (loss) attributable to non-controlling interest	2,579	0.8%	(386)	(0.1)%
Net income (loss) attributable to MediaAlpha, Inc.	$11,467	3.7%	$(1,948)	(0.7)%
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic and diluted	$0.21		$(0.04)
Weighted average shares of Class A common stock outstanding
-Basic and diluted	55,846,097		55,632,321

Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Property & Casualty insurance	$292,788	$69,543	31.2%	$223,245
Percentage of total revenue	94.4%			84.5%
Health insurance	11,165	(22,772)	(67.1)%	33,937
Percentage of total revenue	3.6%			12.8%
Life insurance	5,841	268	4.8%	5,573
Percentage of total revenue	1.9%			2.1%
Other	210	(1,344)	(86.5)%	1,554
Percentage of total revenue	0.1%			0.6%
Revenue	$310,004	$45,695	17.3%	$264,309
The increase in P&C insurance revenue for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was due to an increase in customer acquisition spending by P&C insurance Demand Partners driven by significant year-over-year increases in marketing budgets and customer acquisition spending as well as to an increase in supply of Consumer Referrals due to the addition of new Supply Partners.
The decrease in health insurance revenue for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was due primarily to our actions to scale back the under-65 Health sub-vertical and address concerns raised by the FTC. Additionally, revenue from the Medicare sub-vertical declined due to industry-wide headwinds resulting from increases in the Medical Loss Ratios (MLR) for carriers and changes to the enrollment programs, which drove lower demand from brokers, as well as to a higher mix of Private Marketplace transactions. Our primary focus in the health insurance vertical continues to be on Medicare Advantage, which we believe represents a large and growing opportunity where we are well positioned to capture future growth. Revenue from under-65 health declined from $25.9 million for three months ended March 31, 2025 to $3.8 million for the three months ended March 31, 2026. During the quarter we shut down our Open Marketplace in the under-65 Health sub-vertical for non-carrier Demand Partners, and we expect revenue from under-65 health for the full year 2026 to be in the range of $4.5 million to $5.5 million.
The increase in life insurance revenue for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was due primarily to an increased supply of Consumer Referrals.
The decrease in other revenue for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was driven primarily by lower revenue from our travel vertical as we have fully exited the vertical during the second quarter of 2025.
Cost of revenue
The following table presents our cost of revenue for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Cost of revenue	$263,305	$40,635	18.2%	$222,670
Percentage of revenue	84.9%			84.2%

The increase in cost of revenue for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was driven primarily by higher revenue share payments to Supply Partners due to the overall increase in revenue and lower take rates in our Open Marketplace, offset in part by higher transactions in our Private Marketplaces, which have a lower impact on cost of revenue.

Sales and marketing
The following table presents our sales and marketing expenses for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Sales and marketing	$5,328	$(298)	(5.3)%	$5,626
Percentage of revenue	1.7%			2.1%
The decrease in sales and marketing expenses for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was due primarily to a decrease in amortization expense of $0.7 million, offset in part by an increase in personnel-related costs of $0.4 million due primarily to higher headcount.
Product development
The following table presents our product development expenses for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Product development	$5,455	$569	11.6%	$4,886
Percentage of revenue	1.8%			1.8%
The increase in product development expenses for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was driven primarily by an increase in personnel-related costs of $0.5 million due primarily to higher headcount.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
General and administrative	$13,542	$(4,053)	(23.0)%	$17,595
Percentage of revenue	4.4%			6.7%
The decrease in general and administrative expenses for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was due primarily to recording a charge of $5.0 million to the loss reserve and $1.9 million of legal fees related to the FTC settlement during the three months ended March 31, 2025, offset in part by $1.1 million of legal and other costs related to the 2026 Credit Facilities in the three months ended March 31, 2026, an increase in personnel-related costs of $0.8 million related to annual salary adjustments and higher headcount, and an increase in equity-based compensation expense of $0.4 million.
Write-off of intangible assets
The following table presents our write-off of intangible assets for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Write-off of intangible assets	$—	$(13,416)	(100.0)%	$13,416
Percentage of revenue	0.0%			5.1%

During the three months ended March 31, 2025, we wrote off $13.4 million of customer relationships and trademarks, trade names, and domain names acquired as part of the Customer Helper Team, LLC acquisition as we did not expect any future cash inflows from these assets.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Cost of revenue	$143	$(151)	(51.4)%	$294
Sales and marketing	1,242	(41)	(3.2)%	1,283
Product development	1,306	58	4.6%	1,248
General and administrative	4,568	369	8.8%	4,199
Total	$7,259	$235	3.3%	$7,024
The increase in equity-based compensation expense for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was immaterial.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Sales and Marketing	$477	$(739)	(60.8)%	$1,216
General and administrative	—	(228)	(100.0)%	228
Total	$477	$(967)	(67.0)%	$1,444
The decrease in amortization expense for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was due primarily to the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition during the three months ended March 31, 2025.
Other (income), net
The following table presents our other (income), net for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Other (income), net	$(615)	$(159)	34.9%	$(456)
Percentage of revenue	(0.2)%			(0.2)%
The increase in other (income), net for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was immaterial.

Interest expense
The following table presents our interest expense for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Interest expense	$2,441	$(514)	(17.4)%	$2,955
Percentage of revenue	0.8%			1.1%

The decrease in interest expense for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was driven by the impact of lower interest rates as well as by lower outstanding balances during 2026.
Income tax expense (benefit)
The following table presents our income tax expense (benefit) for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Income tax expense (benefit)	$6,502	$6,551	n/m	$(49)
Percentage of revenue	2.1%			0.0%
n/m - Not meaningful
For the three months ended March 31, 2026, we recorded income tax expense of $6.5 million resulting from our effective tax rate of 31.6%, which differed from the U.S. federal statutory tax rate of 21%, due primarily to the tax impacts of income not taxable to us associated with the non-controlling interest, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation. For the three months ended March 31, 2025, we recorded an income tax benefit of $49 thousand resulting from our effective tax rate of 2.1%, which differed from the U.S. federal statutory tax rate of 21%, due primarily to the tax impacts of changes in valuation allowance.

Key business and financial metrics
In addition to traditional financial metrics, we rely upon certain business and operating metrics that are not presented in accordance with GAAP to estimate the volume of spending on our platform, estimate and recognize revenue, evaluate our business performance and facilitate our operations. Such business and operating metrics should not be considered in isolation from, or as an alternative to, measures presented in accordance with GAAP and should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, such business and operating metrics may not necessarily be comparable to similarly titled measures presented by other companies.
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
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$14,046	$(2,334)
Equity-based compensation expense	7,259	7,024
Interest expense	2,441	2,955
Income tax expense (benefit)	6,502	(49)
Depreciation expense on property and equipment	74	62
Amortization of intangible assets	477	1,444
Transaction expenses(1)	1,298	—
Write-off of intangible assets(2)	—	13,416
Changes in TRA related liability(3)	(803)	—
Changes in Tax Indemnification Receivable	17	(21)
Legal expenses(4)	49	6,879
Adjusted EBITDA	$31,360	$29,376
(1)Transaction expenses for the three months ended March 31, 2026 consist of legal and other fees of $1.1 million and a loss on extinguishment of $0.2 million incurred by us in connection with the 2026 Credit Facilities.
(2)Write-off of intangible assets for the three months ended March 31, 2025 consists of a charge related to the write-off of customer relationships and trademarks, trade names, and domain names intangible assets acquired as part of the acquisition of Customer Helper Team, LLC.
(3)Changes in TRA related liability consist of adjustments to the TRA liability to reflect probable future payments under the agreement.
(4)Legal expenses for the three months ended March 31, 2026 were immaterial. Legal expenses for the three months ended March 31, 2025, consist of an increase of $5.0 million to the loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter.
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

The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$310,004	$264,309
Less cost of revenue	(263,305)	(222,670)
Gross profit	$46,699	$41,639
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	143	294
Salaries, wages, and related	345	816
Internet and hosting	255	171
Other expenses	147	202
Depreciation	3	6
Other services	832	712
Merchant-related fees	240	142
Contribution	$48,664	$43,982
Gross margin	15.1%	15.8%
Contribution Margin	15.7%	16.6%
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2026 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, share repurchases, and mandatory principal payments on our long-term debt. As of March 31, 2026 and December 31, 2025, our cash and cash equivalents totaled $26.1 million and $46.9 million, respectively. As of March 31, 2026, the aggregate principal amount outstanding under the 2026 Term Loan Facility was $150.0 million and our borrowing capacity available under the 2026 Revolving Credit Facility was $45.0 million. On March 25, 2026, we entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) to the 2020 Credit Agreement dated as of September 23, 2020, as heretofore amended (the “Existing Credit Agreement” and, as amended and restated by the Amendment and Restatement Agreement) as discussed in detail below.
Our business is seasonal and cyclical in nature and these trends, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2026 Revolving Credit Facility or raise additional funds in the short term.
On October 28, 2025, our Board of Directors authorized a Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock. Subsequently, on February 18, 2026, our Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million ("Repurchase Program"). During the three months ended March 31, 2026, we repurchased and retired 2,056,010 shares of Class A common stock under the Repurchase Program for aggregate consideration of $20.3 million. We may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by us in our discretion based on the ongoing evaluation of market and economic conditions, the trading price and volume of the our Class A common stock, our capital needs and investment opportunities, and other factors. We expect to complete the vast majority of the Repurchase Program by the end of 2026, but it may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. Shares repurchased under the Repurchase Program are accounted for as of the trade date with a corresponding liability, and the shares repurchased are immediately retired and returned to the status of authorized but unissued shares of Class A common stock. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased is recorded as an adjustment to additional-paid-in capital.
We believe that our expected near-term revenue, cash on hand and availability to access cash available under the 2026 Credit Facilities will be sufficient to meet our projected operating and debt service requirements, and we expect that we will continue to comply with our financial covenants under the 2026 Credit Facilities, for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities, or our financial results are below our expectations, or we do not remain in compliance with our financial covenants under the 2026 Credit Facilities, we may need to take additional actions to reduce operating costs, negotiate amendments to or waivers of the terms of such credit facilities, or raise additional capital. We have historically not used funds available under our credit facilities to fund our operations or to make payments required under our credit facilities.
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
Cash Flows
The following table presents a summary of our cash flows for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between the periods:

(dollars in thousands)	Three Months Ended March 31, 2026	$	%	Three Months Ended March 31, 2025
Net cash (used in) provided by operating activities	$(1,556)	$(25,257)	(106.6)%	$23,701
Net cash (used in) investing activities	$(42)	$15	(26.3)%	$(57)
Net cash (used in) financing activities	$(19,227)	$(15,878)	474.1%	$(3,349)
Operating activities
Cash flows used in operating activities were $1.6 million for the three months ended March 31, 2026, compared with cash flows provided by operating activities of $23.7 million for the three months ended March 31, 2025. The decrease was due primarily to a decrease in net working capital resulting from an increase in accounts receivable due to higher revenues and from payments of $11.5 million made in connection with the FTC Matter, offset in part by an increase in accounts payable due to the timing of payments, and an increase in net income.
Investing activities
Cash flows used in investing activities were immaterial for the three months ended March 31, 2026 and 2025.
Financing activities
Cash flows used in financing activities were $19.2 million for the three months ended March 31, 2026, compared with $3.3 million for the three months ended March 31, 2025. The increase was due primarily to payments made for share repurchases of $20.3 million and payments made pursuant to the TRA of $7.0 million, offset in part by the net proceeds received from the 2026 Credit Facilities, after repayment of the 2021 Credit Facilities.
Senior secured credit facilities
2026 Credit Facilities
On March 25, 2026, we entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) to the 2020 Credit Agreement dated as of September 23, 2020, as heretofore amended (the “Existing Credit Agreement” and, as amended and restated by the Amendment and Restatement Agreement), with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Amendment and Restatement Agreement provides for (i) a new five-year senior secured term loan facility in an aggregate principal amount of $150 million (the "2026 Term Loan Facility"), and (ii) a new five-year senior secured revolving credit facility with commitments in an aggregate amount of $60 million (the "2026 Revolving Credit Facility" and, together with the 2026 Term Loan Facility, the "2026 Credit Facilities"), which replaced the existing term loan facility and revolving credit facility under the Existing Credit Agreement. The proceeds of the 2026 Term Loan Facility, together with $15.0 million drawn on the 2026 Revolving Credit Facility upon the closing of the transaction, were used to refinance the $146.6 million of existing term loans outstanding and $5.0 million of existing revolving loans outstanding under the Existing Credit Agreement, and to pay the accrued and unpaid interest on such loans as of the date of the Amendment and Restatement Agreement and the fees related to the refinancing transactions, as well as to provide cash for general corporate purposes.
The obligations under the 2026 Credit Facilities are secured by substantially all of the Company's assets and the Amendment and Restatement Agreement contains customary affirmative, negative and financial covenants and default provisions. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the Amendment and Restatement Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. As of March 31, 2026, the Company was in compliance with all such covenants.
Borrowings under the Amendment and Restatement Agreement will bear interest at a rate equal to, at our option, (i) Term SOFR plus an applicable margin, (ii) Daily Simple SOFR plus an applicable margin or (iii) Alternate Base Rate plus an applicable margin (in each case, as defined in the Amendment and Restatement Agreement). The applicable margins will be based on our consolidated total net leverage ratio as calculated under the terms of the Amendment and Restatement Agreement for the prior fiscal quarter and range from 2.00% to 3.00% with respect to the SOFR-based rates and 1.00% to 2.00% with respect to the Alternate Base Rate.
Loans under the 2026 Credit Facilities will mature on March 25, 2031. Loans under the 2026 Term Loan Facility will amortize quarterly, beginning with the fiscal quarter ending June 30, 2026, by an amount equal to (i) through the fiscal quarter ending March 31, 2030, 1.25% of the original aggregate principal amount of the term loans and (ii) for each fiscal quarter thereafter, 2.50% of the original aggregate principal amount of the term loans. Loans under the Amendment and Restatement Agreement may be prepaid, at our option, at any time without premium. Term loans under the Amendment and Restatement Agreement are required to be prepaid from time to time with the proceeds of non-ordinary course asset sales and casualty and condemnation events, subject to customary exceptions.
The 2026 Term Loan Facility was treated as a debt restructuring that included both debt modifications and extinguishments, in addition to new debt issuances. We capitalized $1.5 million of new and existing deferred financing costs which are classified within the current portion of long-term debt and long-term debt, net of current portion on the consolidated balance sheet and will be amortized over the term of the 2026 Term Loan Facility. Third-party costs of $1.1 million allocated to modifications in the 2026 Term Loan Facility were recorded as general and administrative expenses in the consolidated statement of operations. New and existing third-party costs and fees paid to lenders and allocated to the 2026 Revolving Credit Facility of $1.0 million were capitalized and classified within prepaid expenses and other current assets on the consolidated balance sheet and will be amortized over the term of the 2026 Revolving Credit Facility.
As of March 31, 2026, we had $148.5 million of outstanding borrowings, net of deferred debt issuance costs of $1.5 million, under the 2026 Term Loan Facility, and $15.0 million of borrowings outstanding under the 2026 Revolving Credit Facility.
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
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required to assess the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. We believe we can generate sufficient future taxable income and determined that making payments under the TRA is probable under ASC 450 — Contingencies. As of March 31, 2026 and December 31, 2025, we recorded a liability of $123.4 million and $131.1 million, respectively, of which $6.8 million and $6.9 million, respectively, is considered current and recorded within accrued expenses, and the remaining amount is recorded within liabilities under tax receivables agreement, net of current portion, respectively, on the consolidated balance sheets.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2025 Annual Report on Form 10-K and did not materially change during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2026 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2026 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities and 2026 Credit Facilities would have resulted in a $0.4 million impact on interest expense for the three months ended March 31, 2026.
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

Customer and supplier concentrations consisted of the below:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	2	$153	49%	2	$122	46%
Purchases	1	$44	17%	1	$29	13%

	As of March 31, 2026			As of December 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	3	$71	53%	3	$59	49%
Accounts payable	1	$16	18%	1	$25	27%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For more information regarding material lawsuits and proceedings (including those known to be contemplated by governmental authorities), see Part I, Item 1 "Financial Statements—Note 5 to the Consolidated Financial Statements—Commitments and contingencies - Litigation and other matters" of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference in its entirety in this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2026:

2026	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid per Share (or Unit)(3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31	—	$—	—	$35,660,240
February 1 through February 28	813,909	$9.55	718,788	$78,585,009
March 1 through March 31	1,337,222	$9.85	1,337,222	$65,433,852
Total	2,151,131	$9.74	2,056,010
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
(2)For February 2026, 95,121 shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of its Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.
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
On March 12, 2026, Steve Yi, our Chief Executive Officer, adopted a new Rule 10b5-1 trading plan. Mr. Yi’s trading plan provides for the sale of up to 1,000,050 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or November 30, 2026. The total shares that may be sold under the plan represent approximately 14% of the total shares (vested and unvested) owned by Mr. Yi and OBF Investments, LLC, which is owned by trusts for the benefit of Mr. Yi and members of his family, as of March 31, 2026.
On March 3, 2026, Eugene Nonko, our Chief Architect, adopted a new Rule 10b5-1 trading plan. Mr. Nonko’s trading plan provides for the sale of up to 1,427,986 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or November 25, 2026. The total shares that may be sold under the plan represent approximately 22% of the total shares (vested and unvested) owned by Mr. Nonko and his family investment entities as of March 31, 2026.
During the three months ended March 31, 2026, no other director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Performance-Based Restricted Stock Unit Award Agreement under 2020 Omnibus Incentive Plan	8-K	001-39671	10.1	March 19, 2026
10.2	Amendment and Restatement Agreement dated March 25, 2026	8-K	001-39671	10.1	March 30, 2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	April 29, 2026	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer