Form 10-Q
period 2026-06-30
MediaAlpha, Inc.
filed 2026-07-29
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 24, 2026, there were 52,975,711 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 8,288,267 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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
•Potential litigation and claims, including claims by regulatory agencies or by stockholders and intellectual property disputes;
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
•Risks related to our corporate structure; and
•The other risk factors described under Part I, Item 1A “Risk Factors” in our 2025 Annual Report on Form 10-K and under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$23,745	$46,876
Accounts receivable, net of allowance for credit losses of $804 and $717, respectively	141,567	123,019
Prepaid expenses and other current assets	6,028	4,477
Total current assets	171,340	174,372
Intangible assets, net	2,635	3,590
Goodwill	47,739	47,739
Deferred tax assets	130,519	149,734
Other assets	7,583	8,396
Total assets	$359,816	$383,831
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$113,404	$91,094
Accrued expenses	12,506	34,746
Current portion of long-term debt	7,168	21,807
Total current liabilities	133,078	147,647
Long-term debt, net of current portion	169,542	131,602
Liabilities under tax receivables agreement, net of current portion	50,951	124,212
Other long-term liabilities	11,193	9,564
Total liabilities	$364,764	$413,025
Commitments and contingencies (Note 5)
Stockholders' deficit
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 53.0 million and 56.2 million shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	530	562
Class B common stock, $0.01 par value - 100 million shares authorized; 8.3 million and 8.3 million shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	83	83
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	457,204	483,825
Accumulated deficit	(429,405)	(480,310)
Total stockholders' equity attributable to MediaAlpha, Inc.	$28,412	$4,160
Non-controlling interests	(33,360)	(33,354)
Total stockholders' deficit	$(4,948)	$(29,194)
Total liabilities and stockholders' deficit	$359,816	$383,831
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$316,875	$251,622	$626,879	$515,931
Costs and operating expenses
Cost of revenue	271,701	213,935	535,006	436,605
Sales and marketing	5,161	5,228	10,489	10,854
Product development	6,043	5,353	11,498	10,239
General and administrative	14,008	47,148	27,550	64,743
Write-off of intangible assets	—	—	—	13,416
Total costs and operating expenses	296,913	271,664	584,543	535,857
Income (loss) from operations	19,962	(20,042)	42,336	(19,926)
Other (income), net	(37,903)	(695)	(38,518)	(1,151)
Interest expense	2,774	2,870	5,215	5,825
Total other (income) expense, net	(35,129)	2,175	(33,303)	4,674
Income (loss) before income taxes	55,091	(22,217)	75,639	(24,600)
Income tax expense	13,308	316	19,810	267
Net income (loss)	$41,783	$(22,533)	$55,829	$(24,867)
Net income (loss) attributable to non-controlling interest	2,345	(3,791)	4,924	(4,177)
Net income (loss) attributable to MediaAlpha, Inc.	$39,438	$(18,742)	$50,905	$(20,690)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$0.73	$(0.33)	$0.93	$(0.37)
-Diluted	$0.65	$(0.33)	$0.86	$(0.37)
Weighted average shares of Class A common stock outstanding
-Basic	53,747,946	56,141,117	54,791,225	55,888,125
-Diluted	62,072,166	56,141,117	63,115,445	55,888,125
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2025	56,207,408	$562	8,288,267	$83	$483,825	$(480,310)	$(33,354)	$(29,194)
Vesting of restricted stock units	432,063	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	7,259	—	—	7,259
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(681)	—	—	(681)
Contributions from QLH’s members	—	—	—	—	—	—	274	274
Distributions to non-controlling interests	—	—	—	—	—	—	(508)	(508)
Repurchases of Class A common stock	(2,056,010)	(20)	—	—	(20,268)	—	—	(20,288)
Net income	—	—	—	—	—	11,467	2,579	14,046
Balance at March 31, 2026	54,583,461	$546	8,288,267	$83	$470,131	$(468,843)	$(31,009)	$(29,092)
Vesting of restricted stock units	603,065	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	8,472	—	—	8,472
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(947)	—	—	(947)
Contributions from QLH’s members	—	—	—	—	—	—	477	477
Distributions to non-controlling interests	—	—	—	—	—	—	(5,173)	(5,173)
Repurchases of Class A common stock	(2,200,212)	(22)	—	—	(20,446)	—	—	(20,468)
Net income	—	—	—	—	—	39,438	2,345	41,783
Balance at June 30, 2026	52,986,314	$530	8,288,267	$83	$457,204	$(429,405)	$(33,360)	$(4,948)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interest	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
Vesting of restricted stock units	299,544	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	6,707	—	—	6,707
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(867)	—	—	(867)
Distributions to non-controlling interests	—	—	—	—	—	—	(107)	(107)
Vesting of performance-based restricted stock units	139,998	1	—	—	1,648	—	—	1,649
Net (loss)	—	—	—	—	—	(1,948)	(386)	(2,334)
Balance at March 31, 2025	55,895,646	$559	11,574,029	$116	$515,125	$(507,881)	$(49,103)	$(41,184)
Vesting of restricted stock units	474,657	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,112	—	—	8,112
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(1,063)	—	—	(1,063)
Distributions to non-controlling interests	—	—	—	—	—	—	(680)	(680)
Contributions from QLH’s members	—	—	—	—	—	—	391	391
Net (loss)	—	—	—	—	—	(18,742)	(3,791)	(22,533)
Balance at June 30, 2025	56,370,303	$564	11,574,029	$116	$522,169	$(526,623)	$(53,183)	$(56,957)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$55,829	$(24,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation expense	15,731	15,136
Non-cash lease expense	524	456
Depreciation expense on property and equipment	150	130
Amortization of intangible assets	955	1,956
Amortization of deferred debt issuance costs	271	359
Loss on extinguishment of debt	235	—
Gain on repurchase of interests in tax receivables agreement	(37,651)	—
Write-off of intangible assets	—	13,416
Credit losses	106	(192)
Deferred taxes	19,215	—
Tax receivables agreement	(855)	79
Changes in operating assets and liabilities:
Accounts receivable	(18,654)	40,348
Prepaid expenses and other current assets	(74)	(637)
Other assets	250	250
Accounts payable	22,310	(29,725)
Accrued expenses	(17,311)	32,714
Net cash provided by operating activities	$41,031	$49,423
Cash flows from investing activities
Purchases of property and equipment	(816)	(232)
Net cash (used in) investing activities	$(816)	$(232)
Cash flows from financing activities
Proceeds from revolving line of credit	30,000	—
Repayments on revolving line of credit	(5,000)	—
Proceeds from issuance of long-term debt	150,000	—
Repayments on long-term debt	(150,828)	(4,750)
Payments of debt issuance costs	(2,101)	—
Repurchases of Class A common stock	(40,869)	—
Contributions from QLH’s members	751	391
Distributions to non-controlling interests	(5,681)	(787)
Payments pursuant to tax receivables agreement	(6,990)	—
Repurchase of interests in tax receivables agreement	(31,000)	—
Shares withheld for taxes on vesting of restricted stock units	(1,628)	(1,930)
Net cash (used in) financing activities	$(63,346)	$(7,076)
Net (decrease) increase in cash and cash equivalents	(23,131)	42,115
Cash and cash equivalents, beginning of period	46,876	43,266
Cash and cash equivalents, end of period	$23,745	$85,381
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,090	$5,616
Income taxes paid	$760	$824
Non-cash Investing and Financing Activities:
Right-of-use assets obtained in exchange of lease obligations	$—	$176
Vesting of performance-based restricted stock units	$—	$1,649
Accrued excise tax on repurchases of Class A common stock	$196	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2025 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2026.
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
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.8 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$182	57%	2	$125	50%
Purchases	2	$82	30%	2	$53	25%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$363	58%	2	$247	48%
Purchases	2	$148	28%	1	$60	14%

	As of June 30, 2026			As of December 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	4	$96	68%	3	$59	49%
Accounts payable	2	$44	39%	1	$25	27%
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA"), under which it is contractually obligated to pay certain existing and prior holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of June 30, 2026 and December 31, 2025, the Company had accrued $54.7 million and $131.1 million, respectively, for estimated payments under the TRA. During the three and six months ended June 30, 2026, payments of $0 and $7.0 million, respectively, were made pursuant to the TRA. During the three and six months ended June 30, 2025, no payments were made pursuant to the TRA. On June 25, 2026, the Company entered into an Assignment, Assumption and Termination Agreement (the "Agreement") with Insignia, pursuant to which the Company purchased Insignia's interest in the TRA, as discussed further in Note 9 - Income Taxes. To provide the Company with the cash to repurchase Insignia’s TRA interest, QLH made a pro rata distribution to certain holders of Class B-1 units.
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

2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Open Marketplace transactions	$311,992	$245,280	$615,809	$503,699
Private Marketplace transactions	4,883	6,342	11,070	12,232
Total	$316,875	$251,622	$626,879	$515,931
The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Property & casualty insurance	$308,795	$227,162	$601,583	$450,407
Health insurance	2,734	18,074	13,899	52,011
Life insurance	5,127	5,225	10,968	10,798
Other	219	1,161	429	2,715
Total	$316,875	$251,622	$626,879	$515,931
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		June 30, 2026			December 31, 2025
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	120	$25,040	$(22,770)	$2,270	$25,040	$(21,830)	$3,210
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60	1,624	(1,259)	365	1,624	(1,244)	380
Intangible assets		$26,967	$(24,332)	$2,635	$26,967	$(23,377)	$3,590
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets was $0.5 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2025, the Company recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as the Company did not intend to use or expect any future economic benefits from these intangible assets. The Company has no accumulated impairment of goodwill.
The following table presents the changes in goodwill and intangible assets:

	As of
	June 30, 2026		December 31, 2025
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$3,590	$47,739	$19,985
Amortization	—	(955)	—	(2,979)
Write-off of intangible assets	—	—	—	(13,416)
Ending balance	$47,739	$2,635	$47,739	$3,590

As of June 30, 2026, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2026–Remaining Period	$956
2027	1,364
2028	37
2029	40
2030	43
Thereafter	195
$2,635
4. Long-term debt
Long-term debt consisted of the following:

	As of
(in thousands)	June 30, 2026	December 31, 2025
2026 Term Loan Facility	$148,125	$—
2026 Revolving Credit Facility	30,000	—
2021 Term Loan Facility	—	148,953
2021 Revolving Credit Facility	—	5,000
Unamortized debt issuance costs	(1,415)	(544)
Total debt	$176,710	$153,409
Less: current portion, net of debt issuance costs of $332 and $357, respectively	(7,168)	(21,807)
Total long-term debt	$169,542	$131,602
Amendment and Restatement of Credit Agreement
On March 25, 2026, QuoteLab, LLC (the "Borrower") and QLH entered into an amendment and restatement agreement (the "Amendment and Restatement Agreement") amending and restating the credit agreement dated as of September 23, 2020, as previously amended (as more fully described below. the "Amended Credit Agreement" and, as amended and restated by the Amendment and Restatement Agreement, the "Credit Agreement"), with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for (i) a new five-year senior secured term loan facility in an aggregate principal amount of $150 million (the "2026 Term Loan Facility"), and (ii) a new five-year senior secured revolving credit facility with commitments in an aggregate amount of $60 million (the "2026 Revolving Credit Facility" and, together with the 2026 Term Loan Facility, the "2026 Credit Facilities"), which replaced the existing term loan facility and revolving credit facility under the Amended Credit Agreement. The proceeds of the 2026 Term Loan Facility, together with $15.0 million drawn on the 2026 Revolving Credit Facility upon the closing of the transaction, were used to refinance the $146.6 million of existing term loans outstanding and $5.0 million of existing revolving loans outstanding under the Amended Credit Agreement, and to pay the accrued and unpaid interest on such loans as of the date of the Credit Agreement and the fees related to the refinancing transactions, as well as to provide cash for general corporate purposes.
The obligations under the 2026 Credit Facilities are secured by substantially all assets of the Borrower and the Credit Agreement contains customary affirmative, negative and financial covenants and default provisions. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the Credit Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. As of June 30, 2026, the Company was in compliance with all such covenants.
Borrowings under the Credit Agreement will bear interest at a rate equal to, at the option of the Borrower, (i) Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin, (ii) Daily Simple SOFR plus an applicable margin or

(iii) Alternate Base Rate plus an applicable margin (in each case, as defined in the Credit Agreement). The applicable margins will be based on the Borrower’s consolidated total net leverage ratio as calculated under the terms of the Credit Agreement for the prior fiscal quarter and range from 2.00% to 3.00% with respect to the SOFR-based rates and 1.00% to 2.00% with respect to the Alternate Base Rate.
Loans under the 2026 Credit Facilities will mature on March 25, 2031. Loans under the 2026 Term Loan Facility will amortize quarterly, and began with the fiscal quarter ending June 30, 2026, by an amount equal to (i) through the fiscal quarter ending March 31, 2030, 1.25% of the original aggregate principal amount of the term loans and (ii) for each fiscal quarter thereafter, 2.50% of the original aggregate principal amount of the term loans. Loans under the Credit Agreement may be prepaid, at the option of the Borrower, at any time without premium. Term loans under the Credit Agreement are required to be prepaid from time to time with the proceeds of non-ordinary course asset sales and casualty and condemnation events, subject to customary exceptions.
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
During the six months ended June 30, 2026, the Company recognized a loss on extinguishment of the 2021 Credit Facilities of $0.2 million, which has been recorded within other expenses, net on the consolidated statement of operations.
Amended Credit Agreement
On July 29, 2021, the Borrower and QLH entered into an amendment (the "First Amendment") to the credit agreement dated as of September 23, 2020, with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent. On June 8, 2023, the Borrower and QLH entered into a Second Amendment (the “Second Amendment”) to the credit agreement, as amended by the First Amendment (as amended by the Second Amendment, the “Existing Credit Agreement”).
On August 4, 2025 ("Effective Date"), the Borrower and QLH entered into a Third Amendment (the “Third Amendment”) to the Existing Credit Agreement (as amended by the Third Amendment, the Amended Credit Agreement referred to above), pursuant to which lenders representing $138.1 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility as of the Effective Date agreed to extend the maturity date by one year, to July 29, 2027 ("Extended Term Loans"). The remaining $13.3 million in aggregate principal amount of term loans outstanding under the 2021 Term Loan Facility, as of the Effective Date (the “Non-Extended Term Loans” and, together with the Extended Term Loans, the “Term Loans”) continued to mature on July 29, 2026. The Term Loans amortized quarterly, beginning with December 31, 2021 and ending with (a) June 30, 2026, in the case of the Non-Extended Term Loans, and (b) June 30, 2027, in the case of the Extended Term Loans, by an amount equal to 1.25% of the aggregate principal amount of the Term Loans initially made on July 29, 2021. Also, as of the Effective Date, the lenders representing $45.6 million in aggregate amount of revolving commitments and related loans under the 2021 Revolving Credit Facility ($4.6 million in aggregate principal amount of which are drawn as of the Effective Date) agreed to extend the maturity date by one year, to July 29, 2027. The remaining $4.4 million in aggregate amount of revolving commitments and related loans under the 2021 Revolving Credit Facility ($0.4 million in aggregate principal amount of which are drawn as of the Effective Date) continued to mature on July 29, 2026. All of such loans were refinanced in March 2026 upon the closing of the Amendment and Restatement Agreement discussed above. The Third Amendment was treated as a debt modification and the costs associated with the modification were not material to the consolidated financial information.
The Company incurred interest expense on the 2021 Credit Facilities and 2026 Credit Facilities for the three and six months ended June 30, 2026 and 2025 as below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
2026 Term Loan Facility	$2.3	$—	$2.5	$—
2026 Revolving Credit Facility	$0.3	$—	$0.3	$—
2021 Term Loan Facility	$—	$2.6	$2.0	$5.4
2021 Revolving Credit Facility	$—	$0.1	$0.1	$0.3

Amortization of debt issuance costs included within above interest expense:
2026 Credit Facility	$0.1	$—	$0.1	$—
2021 Credit Facility	$—	$0.2	$0.1	$0.4
As of June 30, 2026, the Company’s borrowing capacity available under the 2026 Revolving Credit Facility was $30.0 million. During the three months ended June 30, 2026, $15.0 million was drawn on the 2026 Revolving Credit Facility. The undrawn portion of the 2026 Revolving Credit Facility carries a commitment fee that ranges from 0.30% to 0.50% based on the Company’s consolidated total net leverage ratio, and such fee was 0.35% as of June 30, 2026. As of June 30, 2026, the Company’s interest rate on the outstanding borrowings under the 2026 Term Loan Facility was 5.98% and the weighted-average interest rate under the 2026 Revolving Credit Facility was 5.99%.
Accrued interest was $0.1 million as of June 30, 2026 and $2.4 million as of December 31, 2025, and is included within accrued expenses on the consolidated balance sheets.
The expected future principal payments for all borrowings as of June 30, 2026 were as follows:

(in thousands)	Contractual maturity
2026–Remaining Period	$3,750
2027	7,500
2028	7,500
2029	7,500
2030	13,125
Thereafter	138,750
178,125
Unamortized debt issuance costs	(1,415)
Total debt	$176,710
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

FTC Matter
On February 21, 2023, the Company received a civil investigative demand from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule, as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, the Company received a letter from the staff of the FTC (the "FTC Staff") stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the Telemarketing Sales Rule ("TSR") and the Government and Business Impersonation Rule (the "Impersonation Rule").
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
On July 3, 2025, the Company reached an agreement with the FTC Staff on the terms of a Consent Order that the Staff was prepared to recommend to the Commissioners of the FTC to fully resolve the FTC’s claims. On August 6, 2025, the complaint and Consent Order were filed with the court, and on October 16, 2025, the court entered the Consent Order. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing or to the FTC’s allegations, the Company agreed to pay $45.0 million as monetary relief. The Company paid the initial payment of $33.5 million on October 21, 2025, within seven days of entry of the Consent Order by the Court, and the remaining $11.5 million on January 12, 2026, within 90 days following entry of the Consent Order. Under the Consent Order, the Company has also agreed to, among other things, implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to oversee the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
As of December 31, 2025, the Company had recorded a reserve of $11.5 million in connection with this matter, which was recorded within accrued expenses on the consolidated balance sheets, which was paid in full on January 12, 2026.
During the three and six months ended June 30, 2025, the Company recorded charges of $33.0 million and $38.0 million, respectively, to increase the loss reserve established in connection with the FTC Matter. Legal fees incurred by the Company in connection with the FTC Matter during the three and six months ended June 30, 2026 were immaterial, and during the three and six months ended June 30, 2025 were $2.3 million and $4.1 million, respectively, and are included within general and administrative expenses on the consolidated statement of operations.
Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024, and by the Board of Review of the Office of Finance on July 23, 2025. The Company remitted the assessed amount to avoid interest and penalties, and has initiated litigation challenging the assessment and the City's classification and methodology in applying the Business Tax to the Company. The Company is in discussions with the City in an effort to resolve the matter before trial, which has been set for September 2027. Payment of such amount does not constitute an admission that the Company is subject to such taxes, and if the Company prevails in the litigation the City would be required to repay such amounts or credit them against taxes payable in the future, potentially with interest. As of June 30, 2026, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of June 30, 2026 and December 31, 2025, the Company did not have any other material contingency reserves established for litigation liabilities.

6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	$8,143	$8,112	15,341	14,819
Performance-based restricted stock units	329	—	390	317
Total equity-based compensation	$8,472	$8,112	$15,731	$15,136
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$106	$277	$249	$571
Sales and marketing	1,338	1,457	2,580	2,740
Product development	1,638	1,498	2,944	2,746
General and administrative	5,390	4,880	9,958	9,079
Total equity-based compensation	$8,472	$8,112	$15,731	$15,136
As of June 30, 2026, total unrecognized compensation cost related to unvested restricted stock units and unvested performance-based restricted stock units were $64.1 million and $3.6 million, respectively, which are expected to be recognized over weighted-average periods of 2.82 years and 2.71 years, respectively.
Performance-Based Restricted Stock Units
On March 15, 2026, the Compensation Committee of the Company's Board of Directors ("Compensation Committee") approved grants of Performance-Based Restricted Stock Units ("PRSUs") under the 2020 Omnibus Incentive Plan to the Company's executive officers as a portion of such officers' long-term incentive compensation for 2026. Such PRSUs will be earned, if at all, based on achievement of annual Adjusted EBITDA goals set by the Compensation Committee over a three-year performance period, with each fiscal year measured separately for purposes of determining vesting. One-third of the PRSU grants are tied to each fiscal year Adjusted EBITDA performance against pre-established threshold, target, and maximum Adjusted EBITDA goals set by the Compensation Committee for each fiscal year, corresponding to 50%, 100% and 200% of the number of PRSUs granted, respectively, with linear interpolation between such goal levels. Following the completion of each performance period, any earned PRSUs for that performance period will remain subject to continued service-based vesting through the end of the three-year period.
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

7. Stockholders' Deficit
Share Repurchases
On October 28, 2025, the Company's Board of Directors authorized a Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock. Subsequently, on February 18, 2026, the Company’s Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million ("Repurchase Program"). During the three and six months ended June 30, 2026, 2,200,212 and 4,256,222 shares of Class A common stock were repurchased under the Repurchase Program for aggregate consideration of $20.3 million and $40.6 million, respectively. The difference between the repurchase price and the par value of the shares of Class A common stock repurchased, together with any excise tax payable, was recorded as an adjustment to additional-paid-in capital. The shares repurchased were immediately retired and returned to the status of authorized but unissued shares of Class A common stock.
The Company may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by the Company’s management in its discretion based on their ongoing evaluation of market and economic conditions, the trading price and volume of the Company’s Class A common stock, the Company’s capital needs and investment opportunities, and other factors. As of June 30, 2026, the Company had repurchased 5,373,586 shares of Class A common stock for aggregate consideration of $54.9 million as part of the Repurchase Program. The Company has $45 million remaining under the Repurchase Program and the Company may suspend or discontinue the Repurchase Program at any time, and does not obligate the Company to acquire any amount of Class A common stock. The Repurchase Program does not obligate the Company to repurchase a fixed number of shares and any repurchases were accounted for as of the trade date with a corresponding liability.
8. Fair Value Measurements
The Company does not have any financial instruments measured at fair value on a recurring basis.
The Company’s financial instruments measured at fair value on a non-recurring basis consist of Long-Term Debt. As of June 30, 2026, the carrying amounts of the 2026 Term Loan Facility and the 2026 Revolving Credit Facility approximate their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 6.00% and the estimated payments under the 2026 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Income (loss) before income taxes	$55,091	$(22,217)	$75,639	$(24,600)
Income tax expense	$13,308	$316	$19,810	$267
Effective Tax Rate	24.2%	(1.4)%	26.2%	(1.1)%
The Company's effective tax rate of 24.2% and 26.2% for the three and six months ended June 30, 2026, respectively, differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of income not taxable to the Company associated with the non-controlling interest, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation. The Company's effective tax rate of (1.4)% and (1.1)% for the three and six months ended June 30, 2025, respectively, differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of changes in valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2026. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
As of June 30, 2026 and December 31, 2025, the Company had a valuation allowance of $3.5 million against certain state net operating losses, federal and state capital loss carryforwards, and foreign tax credits that the Company expects will expire unutilized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2026, there were no changes to the Company's valuation allowance.
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
The Company believes it can generate sufficient future taxable income and determined that making payments under the TRA is probable under ASC 450 — Contingencies. The Company recorded a liability of $54.7 million and $131.1 million as of June 30, 2026 and December 31, 2025, respectively, of which $3.7 million and $6.9 million, respectively, were classified as current within accrued expenses in the consolidated balance sheets.
During the three and six months ended June 30, 2026 and 2025, holders of Class B-1 units exchanged zero units.
Payments of $0 and $7.0 million were made pursuant to the TRA during the three and six months ended June 30, 2026, respectively. No payments were made pursuant to the TRA during the three and six months ended June 30, 2025.
On June 25, 2026, the Company entered into an Agreement with Insignia, pursuant to which the Company purchased Insignia's interest in the TRA for $31.0 million in cash ("TRA Settlement"). As of March 31, 2026, the Company's estimated liability under the TRA was $123.4 million, of which $68.7 million related to Insignia. The TRA Settlement resulted in a gain of $37.7 million, which was recorded within other (income) expense, net in the Company's consolidated statement of operations as Insignia had ceased being a stockholder of the Company as of September 4, 2025. The terms of the transaction were approved by the Company's Board of Directors, a majority of which is composed of independent and disinterested directors who are independent of, and not affiliated with, the counterparties to the TRA or their respective affiliates. The Agreement does not constitute a change of control or an early termination under the TRA. Remaining payments under the TRA will continue with respect to the remaining counterparties. The Company funded the purchase price from cash on hand and borrowings under the 2026 Revolving Credit Facility.

10. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share data and per share amounts)	2026	2025	2026	2025
Basic
Net income (loss)	$41,783	$(22,533)	$55,829	$(24,867)
Less: net income (loss) attributable to non-controlling interest	2,345	(3,791)	4,924	(4,177)
Net income (loss) attributable to MediaAlpha, Inc.	$39,438	$(18,742)	$50,905	$(20,690)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	53,747,946	56,141,117	54,791,225	55,888,125
Weighted-average shares of Class A common stock outstanding - diluted	62,072,166	56,141,117	63,115,445	55,888,125
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - basic	$0.73	$(0.33)	$0.93	$(0.37)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - diluted	$0.65	$(0.33)	$0.86	$(0.37)

(in thousands except share data and per share amount)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Diluted
Net income	$41,783	$55,829
Add: incremental tax benefits related to exchange of Class B-1 units	(1,141)	(1,835)
Net income available for diluted common shares	$40,642	$53,994
Weighted-average shares outstanding:
Class A common stock	53,747,946	54,791,225
Class B-1 units	8,324,220	8,324,220
Weighted-average shares of Class A common stock and potential Class A common stock	62,072,166	63,115,445
Net income attributable to MediaAlpha, Inc. per share of Class A common stock - diluted	$0.65	$0.86
Potentially dilutive shares, which are based on the weighted-average shares of underlying unvested restricted stock units and PRSUs using the treasury stock method and the outstanding QLH restricted Class B-1 units using the if-converted method, are included when calculating diluted net income (loss) per share attributable to MediaAlpha, Inc. when their effect is dilutive. The effects of the Company’s potentially dilutive securities were not included in the calculation of diluted income (loss) per share as the effect of their inclusion would be anti-dilutive.
The following table summarizes the shares and units with a potentially dilutive impact for the three and six months ended June 30, 2026 and 2025:

	As of
	June 30, 2026	June 30, 2025
QLH Class B-1 Units	—	11,609,982
Restricted stock units	6,251,678	5,521,475
Potentially dilutive shares	6,251,678	17,131,457
The outstanding PRSUs were not included in the potentially dilutive securities as of June 30, 2026 as the performance conditions have not been met.

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
During the three and six months ended June 30, 2026 and 2025, the holders of the non-controlling interests completed zero Exchanges. As of June 30, 2026, the holders of the non-controlling interests owned 13.6% of the total equity interests in QLH, with the remaining 86.4% owned by MediaAlpha, Inc. As of December 31, 2025, the holders of the non-controlling interests owned 12.9% of the total equity interests in QLH, with the remaining 87.1% owned by MediaAlpha, Inc.
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
On June 10, 2026, the Company entered into an amendment to the lease agreement for its existing office space located in Bellevue, WA, which increased the size of the space and extended the term by 64 months commencing upon completion of the improvements in the premises, which is expected to occur in the fourth quarter of 2026. The aggregate base rent payments over the initial term of the lease are approximately $2 million.
In connection with these leases, the Company expects to capitalize the costs of certain leasehold improvements and other property and equipment as the spaces are built out and prepared for occupancy. Initial build-out activities have commenced for these spaces, and the Company has paid certain deposits in connection with the related leasehold improvements and other property and equipment purchases.

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
Management overview
We connect insurance carriers with online shoppers through the most efficient customer acquisition marketplace. We help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the leading customer acquisition infrastructure for insurance carriers, supporting $1.2 billion in Revenue across our platform from our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance over the twelve-month period ended June 30, 2026.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the twelve-month period ended June 30, 2026, consumers shopping for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites drove an average of 11.3 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights

(in millions, except percentages)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Revenue	$316.9	65.3	25.9%	$251.6
Contribution[1]	$47.2	7.4	18.4%	$39.8
Net Income (Loss)	$41.8	64.3	n/m	$(22.5)
Adjusted EBITDA[1]	$29.3	4.8	19.5%	$24.5

n/m - Not Meaningful
1.Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and financial metrics” for additional information regarding the Company’s Non-GAAP metrics.

For the three months ended June 30, 2026, revenue was $316.9 million, an increase of 25.9% compared with the three months ended June 30, 2025, driven primarily by significant increases in customer acquisition spending by P&C Demand Partners, including higher participation by a broader group of carriers, as they continue to focus on growth and increasing market share in response to strong underwriting profitability, offset in part by a decline in revenue from our Health insurance vertical, in both under-65 health and Medicare, due primarily to our decision to scale back the under-65 health sub-vertical.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $47.2 million for the three months ended June 30, 2026, a year-over-year increase of 18.4%, driven primarily by a higher mix of Open Marketplace transactions, offset in part by the scaling back in the under-65 health sub-vertical. Contribution Margin was 14.9% in the three months ended June 30, 2026, compared with 15.8% in the three months ended June 30, 2025.

Net income for the three months ended June 30, 2026 was $41.8 million, compared with a net loss of $22.5 million for the three months ended June 30, 2025, due primarily to a $37.7 million gain on extinguishment of a portion of the liability under the tax receivables agreement resulting from our repurchase of Insignia's interest in the TRA and an increase in gross profit, offset in part by higher income tax expense. In addition, during the three months ended June 30, 2025, we incurred a charge of $33.0 million to increase our reserve related to the FTC Matter.

Adjusted EBITDA for the three months ended June 30, 2026 was $29.3 million, a year-over-year increase of 19.5%, due primarily to higher contribution.

Other developments
On June 25, 2026, we entered into an Assignment, Assumption and Termination Agreement with Insignia, pursuant to which we purchased Insignia's interest in the TRA for $31.0 million in cash ("TRA Settlement"). As of March 31, 2026, our estimated future liability under the TRA was $123.4 million, of which $68.7 million related to Insignia. The TRA Settlement resulted in a gain of $37.7 million.
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
Transaction Value
We define "Transaction Value" as the total gross dollars transacted by our partners on our platform. Transaction Value is an operating metric not presented in accordance with GAAP, and is a driver of revenue based on the economic relationships we have with our partners. Effective with the first quarter of 2026, we have discontinued reporting of Transaction Value to simplify our reporting structure. As our scale advantage has become well-established, we believe that Revenue, Contribution and Contribution Margin, and Adjusted EBITDA are the most relevant metrics for evaluating our performance relative to our peers.

Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand Partners and Supply Partners on our platform. We retain and attract Demand Partners in part by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the six months ended June 30, 2026, 16 of the top 20 largest auto insurance carriers by customer acquisition spend in 2025 were active on our platform.
Consumer Referrals
We define "Consumer Referral" as any consumer click, call or lead purchased by a Demand Partner on our platform. The data we generate from each Consumer Referral feeds into our analytics model to generate conversion probabilities for each unique consumer, enabling discovery of predicted return and cost per sale across the platform and helping us to improve our platform technology. We monitor the number of Consumer Referrals on our platform in order to measure revenue and overall business performance across our verticals and platform models.
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by Demand Partners on our platform decreased to 28.6 million and 62.8 million for the three and six months ended June 30, 2026, respectively, from 34.0 million and 69.0 million for the three and six months ended June 30, 2025, respectively, due primarily to our actions to scale back the under-65 Health sub-vertical. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend. We expect artificial intelligence (AI) based platforms, including large language models, to become significant traffic acquisition sources for us and our Supply Partners and drive incremental traffic to our marketplace.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our Demand Partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. For example, beginning in the second half of 2021, the P&C insurance industry entered a “hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during 2024 and 2025 as the industry re-entered a soft market and multiple carriers meaningfully increased their spending in our marketplaces. During the first half of 2026, the ongoing geopolitical conflict in the Middle East has caused significant increases in energy prices and disruption in supply chains for certain products. In the event that such war escalates or continues for an extended period of time, it could result in higher prices and/or supply chain disruptions for auto parts, driving up automobile claims costs and negatively impacting P&C insurance carrier underwriting profitability, which could cause them to reduce their customer acquisition spending on our platform. We have not seen any material impact of these events on carrier spending levels on our platform to date.
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
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of June 30, 2026, our ownership interest in QLH was 86.4%.

Net income (loss) attributable to non-controlling interest
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate a share of the pre-tax income (loss) of the QLH incurred subsequent to the Reorganization Transactions to the non-controlling interest holders pro-rata to their ownership interest in QLH.
Operating results for the three months ended June 30, 2026 and 2025
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026		2025
Revenue	$316,875	100.0%	$251,622	100.0%
Costs and operating expenses
Cost of revenue	271,701	85.7%	213,935	85.0%
Sales and marketing	5,161	1.6%	5,228	2.1%
Product development	6,043	1.9%	5,353	2.1%
General and administrative	14,008	4.4%	47,148	18.7%
Total costs and operating expenses	296,913	93.7%	271,664	108.0%
Income (loss) from operations	19,962	6.3%	(20,042)	(8.0)%
Other (income), net	(37,903)	(12.0)%	(695)	(0.3)%
Interest expense	2,774	0.9%	2,870	1.1%
Total other (income) expense, net	(35,129)	(11.1)%	2,175	0.9%
Income (loss) before income taxes	55,091	17.4%	(22,217)	(8.8)%
Income tax expense	13,308	4.2%	316	0.1%
Net income (loss)	$41,783	13.2%	$(22,533)	(9.0)%
Net income (loss) attributable to non-controlling interest	2,345	0.7%	(3,791)	(1.5)%
Net income (loss) attributable to MediaAlpha, Inc.	$39,438	12.4%	$(18,742)	(7.4)%
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$0.73		$(0.33)
-Diluted	$0.65		$(0.33)
Weighted average shares of Class A common stock outstanding
-Basic	53,747,946		56,141,117
-Diluted	62,072,166		56,141,117

Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Property & Casualty insurance	$308,795	$81,633	35.9%	$227,162
Percentage of total revenue	97.4%			90.3%
Health insurance	2,734	(15,340)	(84.9)%	18,074
Percentage of total revenue	0.9%			7.2%
Life insurance	5,127	(98)	(1.9)%	5,225
Percentage of total revenue	1.6%			2.1%
Other	219	(942)	(81.1)%	1,161
Percentage of total revenue	0.1%			0.4%
Revenue	$316,875	$65,253	25.9%	$251,622
The increase in P&C insurance revenue for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by an increase in customer acquisition spending by P&C insurance Demand Partners, including higher participation by a broader group of carriers who increased marketing budgets significantly.
The decrease in health insurance revenue for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by our actions to scale back the under-65 Health sub-vertical. Additionally, revenue from the Medicare sub-vertical declined due to industry-wide headwinds resulting from increases in the Medical Loss Ratios (MLR) for carriers and changes to the enrollment programs, which drove lower demand from brokers, as well as to a higher mix of Private Marketplace transactions. Our primary focus in the health insurance vertical continues to be on Medicare Advantage, which we believe represents a large and growing opportunity where we are well positioned to capture future growth. Revenue from under-65 health declined from $13.8 million for three months ended June 30, 2025 to $0.7 million for the three months ended June 30, 2026. We expect revenue from under-65 health for the full year 2026 to be in the range of $5.0 million to $6.0 million.
The decrease in life insurance revenue for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by a decreased supply of Consumer Referrals.
The decrease in other revenue for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by lower revenue from our travel vertical as we fully exited that vertical during the second quarter of 2025.
Cost of revenue
The following table presents our cost of revenue for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Cost of revenue	$271,701	$57,766	27.0%	$213,935
Percentage of revenue	85.7%			85.0%

The increase in cost of revenue for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by higher revenue share payments to Supply Partners due to the overall increase in revenue offset in part by lower revenue from under-65 health and higher take rates in our Open Marketplace.

Sales and marketing
The following table presents our sales and marketing expenses for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Sales and marketing	$5,161	$(67)	(1.3)%	$5,228
Percentage of revenue	1.6%			2.1%
The decrease in sales and marketing expenses for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was immaterial.
Product development
The following table presents our product development expenses for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Product development	$6,043	$690	12.9%	$5,353
Percentage of revenue	1.9%			2.1%
The increase in product development expenses for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by an increase in personnel-related costs of $0.5 million due primarily to higher headcount and annual salary adjustments.
General and administrative
The following table presents our general and administrative expenses for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
General and administrative	$14,008	$(33,140)	(70.3)%	$47,148
Percentage of revenue	4.4%			18.7%
The decrease in general and administrative expenses for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by a $35.0 million decrease in legal costs, driven by a charge of $33.0 million to the loss reserve and higher legal fees related to the FTC settlement during the three months ended June 30, 2025, offset in part by an increase in personnel-related costs of $0.9 million related to annual salary adjustments and higher headcount and an increase in equity-based compensation expense of $0.5 million.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Cost of revenue	$106	$(171)	(61.7)%	$277
Sales and marketing	1,338	(119)	(8.2)%	1,457
Product development	1,638	140	9.3%	1,498
General and administrative	5,390	510	10.5%	4,880
Total	$8,472	$360	4.4%	$8,112

The increase in equity-based compensation expense for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was immaterial.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Sales and Marketing	$478	$(34)	(6.6)%	$512
Total	$478	$(34)	(6.6)%	$512
The decrease in amortization expense for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was immaterial.
Other (income), net
The following table presents our other (income), net for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Other (income), net	$(37,903)	$(37,208)	n/m	$(695)
Percentage of revenue	(12.0)%			(0.3)%
n/m - Not meaningful
The increase in other (income), net for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was driven primarily by a $37.7 million gain on extinguishment of a portion of our liability under the TRA, due to our repurchase of Insignia's TRA interest.
Interest expense
The following table presents our interest expense for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Interest expense	$2,774	$(96)	(3.3)%	$2,870
Percentage of revenue	0.9%			1.1%

The decrease in interest expense for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was immaterial.
Income tax expense
The following table presents our income tax expense for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended June 30, 2026	$	%	Three Months Ended June 30, 2025
Income tax expense	$13,308	$12,992	n/m	$316
Percentage of revenue	4.2%			0.1%
n/m - Not meaningful

For the three months ended June 30, 2026, we recorded income tax expense of $13.3 million resulting from our effective tax rate of 24.2%, which differed from the U.S. federal statutory tax rate of 21%, driven primarily by the tax impacts of income not taxable to us associated with the non-controlling interest, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation. For the three months ended June 30, 2025, we recorded an income tax expense of $0.3 million resulting from our effective tax rate of (1.4)%, which differed from the U.S. federal statutory tax rate of 21%.
Operating results for the six months ended June 30, 2026 and 2025
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026		2025
Revenue	$626,879	100.0%	$515,931	100.0%
Costs and operating expenses
Cost of revenue	535,006	85.3%	436,605	84.6%
Sales and marketing	10,489	1.7%	10,854	2.1%
Product development	11,498	1.8%	10,239	2.0%
General and administrative	27,550	4.4%	64,743	12.5%
Write-off of intangible assets	—	0.0%	13,416	2.6%
Total costs and operating expenses	584,543	93.2%	535,857	103.9%
Income (loss) from operations	42,336	6.8%	(19,926)	(3.9)%
Other (income), net	(38,518)	(6.1)%	(1,151)	(0.2)%
Interest expense	5,215	0.8%	5,825	1.1%
Total other (income) expense, net	(33,303)	(5.3)%	4,674	0.9%
Income (loss) before income taxes	75,639	12.1%	(24,600)	(4.8)%
Income tax expense	19,810	3.2%	267	0.1%
Net income (loss)	$55,829	8.9%	$(24,867)	(4.8)%
Net income (loss) attributable to non-controlling interest	4,924	0.8%	(4,177)	(0.8)%
Net income (loss) attributable to MediaAlpha, Inc.	$50,905	8.1%	$(20,690)	(4.0)%
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$0.93		$(0.37)
-Diluted	$0.86		$(0.37)
Weighted average shares of Class A common stock outstanding
-Basic	54,791,225		55,888,125
-Diluted	63,115,445		55,888,125

Revenue
The following table presents our revenue, disaggregated by vertical, for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Property & Casualty insurance	$601,583	$151,176	33.6%	$450,407
Percentage of total revenue	96.0%			87.3%
Health insurance	13,899	(38,112)	(73.3)%	52,011
Percentage of total revenue	2.2%			10.1%
Life insurance	10,968	170	1.6%	10,798
Percentage of total revenue	1.7%			2.1%
Other	429	(2,286)	(84.2)%	2,715
Percentage of total revenue	0.1%			0.5%
Revenue	$626,879	110,948	21.5%	$515,931
The increase in P&C insurance revenue for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by an increase in customer acquisition spending by P&C insurance Demand Partners, including higher participation by a broader group of carriers who increased marketing budgets significantly.
The decrease in health insurance revenue for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by our actions to scale back the under-65 Health sub-vertical. Additionally, revenue from the Medicare sub-vertical declined due to industry-wide headwinds resulting from increases in the Medical Loss Ratios (MLR) for carriers and changes to the enrollment programs, which drove lower demand from brokers, as well as to a higher mix of Private Marketplace transactions. Revenue from under-65 health declined from $39.6 million for six months ended June 30, 2025 to $4.5 million for the six months ended June 30, 2026.
The increase in life insurance revenue for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by an increased supply of Consumer Referrals.
The decrease in other revenue for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by lower revenue from our travel vertical as we fully exited that vertical during the second quarter of 2025.
Cost of revenue
The following table presents our cost of revenue for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Cost of revenue	$535,006	$98,401	22.5%	$436,605
Percentage of revenue	85.3%			84.6%
The increase in cost of revenue for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue, offset in part by lower revenue in under-65 health and higher take rates in our Open Marketplaces.

Sales and marketing
The following table presents our sales and marketing expenses for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Sales and marketing	$10,489	$(365)	(3.4)%	$10,854
Percentage of revenue	1.7%			2.1%
The decrease in sales and marketing expenses for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by a decrease in amortization expense of $0.8 million, offset in part by an increase in personnel-related costs of $0.4 million.
Product development
The following table presents our product development expenses for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Product development	$11,498	$1,259	12.3%	$10,239
Percentage of revenue	1.8%			2.0%
The increase in product development expenses for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by an increase in personnel-related costs of $1.1 million due to annual salary adjustments and higher headcount.
General and administrative
The following table presents our general and administrative expenses for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
General and administrative	$27,550	$(37,193)	(57.4)%	$64,743
Percentage of revenue	4.4%			12.5%
The decrease in general and administrative expenses for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by a $41.7 million decrease in legal costs, driven by charges of $38.0 million to the loss reserve and higher legal fees related to the FTC settlement during the six months ended June 30, 2025, offset in part by an increase in personnel-related costs of $1.7 million due to annual salary adjustments and higher headcount, and an increase in equity-based compensation expense of $0.9 million.
Write-off of intangible assets
The following table presents our write-off of intangible assets for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Write-off of intangible assets	$—	$(13,416)	(100.0)%	$13,416
Percentage of revenue	0.0%			2.6%

During the six months ended June 30, 2025, we wrote off $13.4 million of customer relationships and trademarks, trade names, and domain names acquired as part of the Customer Helper Team, LLC acquisition as we did not expect any future cash inflows from these assets.
Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Cost of revenue	$249	$(322)	(56.4)%	$571
Sales and marketing	2,580	(160)	(5.8)%	2,740
Product development	2,944	198	7.2%	2,746
General and administrative	9,958	879	9.7%	9,079
Total	$15,731	$595	3.9%	$15,136
The increase in equity-based compensation expense for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by higher expenses related to annual awards of RSUs granted to employees and higher employee headcount, offset in part by certain RSUs granted to employees being fully vested during or prior to the six months ended June 30, 2026.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Sales and Marketing	$955	$(773)	(44.7)%	$1,728
General and administrative	—	(228)	(100.0)%	228
Total	$955	$(1,001)	(51.2)%	$1,956
The decrease in amortization expense for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition.
Other (income), net
The following table presents our other (income), net for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Other (income), net	$(38,518)	$(37,367)	n/m	$(1,151)
Percentage of revenue	(6.1)%			(0.2)%
n/m - Not meaningful
The increase in other (income), net for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by a $37.7 million gain on extinguishment of a portion of our liability under the TRA, due to our repurchase of Insignia's interest in the TRA.

Interest expense
The following table presents our interest expense for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Interest expense	$5,215	$(610)	(10.5)%	$5,825
Percentage of revenue	0.8%			1.1%
The decrease in interest expense for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was driven primarily by the impact of lower interest rates, offset in part by higher outstanding debt balances during 2026.
Income tax expense
The following table presents our income tax expense for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Income tax expense	$19,810	$19,543	n/m	$267
Percentage of revenue	3.2%			0.1%
n/m - Not meaningful
For the six months ended June 30, 2026, we recorded an income tax expense of $19.8 million resulting from our effective tax rate of 26.2%, which differed from the U.S. federal statutory rate of 21%, driven primarily by the tax impacts of income not taxable to us associated with the non-controlling interest, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation. For the six months ended June 30, 2025, we recorded an income tax expense of $0.3 million resulting from our effective tax rate of (1.1)% which differed from the U.S. federal statutory rate of 21%.
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
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$41,783	$(22,533)	$55,829	$(24,867)
Equity-based compensation expense	8,472	8,112	15,731	15,136
Interest expense	2,774	2,870	5,215	5,825
Income tax expense	13,308	316	19,810	267
Depreciation expense on property and equipment	76	68	150	130
Amortization of intangible assets	478	512	955	1,956
Transaction expenses(1)	—	—	1,298	—
Write-off of intangible assets(2)	—	—	—	13,416
Gain on repurchase of interests in tax receivables agreement	(37,651)	—	(37,651)	—
Changes in TRA related liability(3)	(52)	79	(855)	79
Changes in Tax Indemnification Receivable	(86)	(185)	(69)	(206)
Legal expenses(4)	167	35,263	216	42,142
Adjusted EBITDA	$29,269	$24,502	$60,629	$53,878
(1)Transaction expenses for the six months ended June 30, 2026 consist of legal and other fees of $1.1 million and a loss on extinguishment of debt of $0.2 million incurred by us in connection with the 2026 Credit Facilities.
(2)Write-off of intangible assets for the six months ended June 30, 2025 consists of a charge related to the write-off of customer relationships and trademarks, trade names, and domain names intangible assets acquired as part of the acquisition of Customer Helper Team, LLC.
(3)Changes in TRA related liability consist of adjustments to the TRA liability to reflect probable future payments under the agreement.
(4)Legal expenses for the three and six months ended June 30, 2026 were immaterial. Legal expenses for the three and six months ended June 30, 2025, consist of increases of $33.0 million and $38.0 million, respectively, to the loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter.
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

The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$316,875	$251,622	$626,879	$515,931
Less cost of revenue	(271,701)	(213,935)	(535,006)	(436,605)
Gross profit	$45,174	$37,687	$91,873	$79,326
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	106	277	249	571
Salaries, wages, and related	381	785	726	1,601
Internet and hosting	343	200	598	371
Other expenses	130	165	277	367
Depreciation	2	6	5	12
Other services	737	528	1,569	1,240
Merchant-related fees	285	188	525	330
Contribution	$47,158	$39,836	$95,822	$83,818
Gross margin	14.3%	15.0%	14.7%	15.4%
Contribution Margin	14.9%	15.8%	15.3%	16.2%
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2026 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, share repurchases, and mandatory principal payments on our long-term debt. As of June 30, 2026 and December 31, 2025, our cash and cash equivalents totaled $23.7 million and $46.9 million, respectively. As of June 30, 2026, the aggregate principal amount outstanding under the 2026 Term Loan Facility was $148.1 million and our borrowing capacity available under the 2026 Revolving Credit Facility was $30.0 million. On March 25, 2026, we entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) to the Credit Agreement dated as of September 23, 2020, as heretofore amended, as discussed in detail below.
Our business is seasonal and cyclical in nature and a downward trend in the business levels in our primary verticals, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2026 Revolving Credit Facility or raise additional funds in the short term.
On October 28, 2025, our Board of Directors authorized a Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock. Subsequently, on February 18, 2026, our Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million ("Repurchase Program"). During the three and six months ended June 30, 2026, we repurchased and retired 2,200,212 and 4,256,222 shares of Class A common stock under the Repurchase Program for aggregate consideration of $20.3 million and $40.6 million, respectively. We may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by us in our discretion based on the ongoing evaluation of market and economic conditions, the trading price and volume of our Class A common stock, our capital needs and investment opportunities, and other factors. We may suspend or discontinue the Repurchase Program at any time, and the Repurchase Program does not obligate us to acquire any amount of Class A common stock. Shares repurchased under the Repurchase Program are accounted for as of the trade date with a corresponding liability, and the shares repurchased are immediately retired and returned to the status of authorized but unissued shares of Class A common stock. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased is recorded as an adjustment to additional-paid-in capital.
On June 25, 2026, we entered into an Assignment, Assumption and Termination Agreement (the "Agreement") with Insignia, pursuant to which we purchased Insignia's interest in the TRA for $31.0 million in cash ("TRA Settlement"). As of March 31, 2026, the estimated liability under the TRA was $123.4 million, of which $68.7 million related to Insignia. The TRA

Settlement resulted in a gain of $37.7 million, which was recorded within other (income) expense, net in the consolidated statement of operations. The terms of the transaction were approved by our Board of Directors, a majority of which is composed of independent and disinterested directors who are independent of, and not affiliated with, the counterparties to the TRA or their respective affiliates. We funded the purchase price from cash on hand and borrowings of $15.0 million under the 2026 Revolving Credit Facility.
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
We may in the future engage in merger and acquisition or other activities, including share repurchases and repurchases of interests in the TRA, that could require us to draw on our existing credit facilities or raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Our material cash requirements include our long-term debt, operating lease obligations, and any payments under the TRA.
Cash Flows
The following table presents a summary of our cash flows for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the periods:

(dollars in thousands)	Six Months Ended June 30, 2026	$	%	Six Months Ended June 30, 2025
Net cash provided by operating activities	$41,031	$(8,392)	(17.0)%	$49,423
Net cash (used in) investing activities	$(816)	$(584)	251.7%	$(232)
Net cash (used in) financing activities	$(63,346)	$(56,270)	795.2%	$(7,076)
Operating activities
Cash flows provided by operating activities were $41.0 million for the six months ended June 30, 2026, compared with $49.4 million for the six months ended June 30, 2025. The decrease was due primarily to a decrease in net working capital, resulting from an increase in accounts receivable due to higher revenues and decrease in accrued reserve due to the payment of $11.5 million made in connection with the FTC Matter during the six months ended June 30, 2026, offset in part by an increase in accounts payable due to the timing of payments, increase in accrued expenses during the six months ended June 30, 2025 due to increase in the reserve related to the FTC Matter, and an increase in net income.
Investing activities
Cash flows used in investing activities were immaterial for the six months ended June 30, 2026 and 2025.
Financing activities
Cash flows used in financing activities were $63.3 million for the six months ended June 30, 2026, compared with $7.1 million for the six months ended June 30, 2025. The increase was due primarily to payments made for share repurchases of $40.9 million, payment of $31.0 million to repurchase and terminate Insignia's interest in the TRA, and payments made pursuant to the TRA of $7.0 million, offset in part by an additional drawdown on the 2026 Revolving Credit Facility and the net proceeds received from the 2026 Credit Facilities, after repayment of the 2021 Credit Facilities.

Senior secured credit facilities
2026 Credit Facilities
On March 25, 2026, we entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) to the credit agreement dated as of September 23, 2020, as heretofore amended (the “Amended Credit Agreement” and, as amended and restated by the Amendment and Restatement Agreement, the "Credit Agreement"), with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for (i) a new five-year senior secured term loan facility in an aggregate principal amount of $150 million (the "2026 Term Loan Facility"), and (ii) a new five-year senior secured revolving credit facility with commitments in an aggregate amount of $60 million (the "2026 Revolving Credit Facility" and, together with the 2026 Term Loan Facility, the "2026 Credit Facilities"), which replaced the existing term loan facility and revolving credit facility under the Amended Credit Agreement. The proceeds of the 2026 Term Loan Facility, together with $15.0 million drawn on the 2026 Revolving Credit Facility upon the closing of the transaction, were used to refinance the $146.6 million of existing term loans outstanding and $5.0 million of existing revolving loans outstanding under the Amended Credit Agreement, and to pay the accrued and unpaid interest on such loans as of the date of the Credit Agreement and the fees related to the refinancing transactions, as well as to provide cash for general corporate purposes.
The obligations under the 2026 Credit Facilities are secured by substantially all of the Company's assets and the Credit Agreement contains customary affirmative, negative and financial covenants and default provisions. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the Credit Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. As of June 30, 2026, the Company was in compliance with all such covenants.
Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, (i) Term SOFR plus an applicable margin, (ii) Daily Simple SOFR plus an applicable margin or (iii) Alternate Base Rate plus an applicable margin (in each case, as defined in the Credit Agreement). The applicable margins will be based on our consolidated total net leverage ratio as calculated under the terms of the Credit Agreement for the prior fiscal quarter and range from 2.00% to 3.00% with respect to the SOFR-based rates and 1.00% to 2.00% with respect to the Alternate Base Rate.
Loans under the 2026 Credit Facilities will mature on March 25, 2031. Loans under the 2026 Term Loan Facility amortize quarterly, beginning with the fiscal quarter ending June 30, 2026, by an amount equal to (i) through the fiscal quarter ending March 31, 2030, 1.25% of the original aggregate principal amount of the term loans and (ii) for each fiscal quarter thereafter, 2.50% of the original aggregate principal amount of the term loans. Loans under the Credit Agreement may be prepaid, at our option, at any time without premium. Term loans under the Credit Agreement are required to be prepaid from time to time with the proceeds of non-ordinary course asset sales and casualty and condemnation events, subject to customary exceptions.
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
During the three months ended June 30, 2026, we drew $15.0 million on the 2026 Revolving Credit Facility. As of June 30, 2026, we had $146.7 million of outstanding borrowings, net of deferred debt issuance costs of $1.4 million, under the 2026 Term Loan Facility, and $30.0 million of borrowings outstanding under the 2026 Revolving Credit Facility.
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
In connection with the IPO, we entered into the TRA, as amended, with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA. We amended the TRA on October 1, 2023 to, among other things, provide for use of a blended state tax rate and replace the LIBOR with the SOFR as the interest rate benchmark. On June 25, 2026, we entered into an Assignment, Assumption and Termination Agreement with Insignia, pursuant to which we purchased Insignia's interest in the TRA for $31.0 million in cash which resulted in a gain of $37.7 million.
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required to assess the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. We believe we can generate sufficient future taxable income and determined that making payments under the TRA is probable under ASC 450 — Contingencies. As of June 30, 2026 and December 31, 2025, we recorded a liability of $54.7 million and $131.1 million, respectively, of which $3.7 million and $6.9 million, respectively, is considered current and recorded within accrued expenses, and the remaining amount is recorded within liabilities under tax receivables agreement, net of current portion, respectively, on the consolidated balance sheets.

Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2025 Annual Report on Form 10-K and did not materially change during the six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2026 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2026 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities and 2026 Credit Facilities would have resulted in a $0.8 million impact on interest expense for the six months ended June 30, 2026.

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
Customer and supplier concentrations consisted of the below:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$182	57%	2	$125	50%
Purchases	2	$82	30%	2	$53	25%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$363	58%	2	$247	48%
Purchases	2	$148	28%	1	$60	14%

	As of June 30, 2026			As of December 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	4	$96	68%	3	$59	49%
Accounts payable	2	$44	39%	1	$25	27%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2026.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2026:

2026	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid per Share (or Unit)(3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30	629,618	$9.64	629,618	$59,377,202
May 1 through May 31	1,001,898	$8.65	884,409	$51,676,653
June 1 through June 30	686,185	$9.48	686,185	$45,186,394
Total	2,317,701	$9.16	2,200,212
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
(2)For May 2026, 117,489 shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of its Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.
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
On May 13, 2026, Keith Cramer, our Chief Revenue Officer, adopted a new Rule 10b5-1 trading plan. Mr. Cramer’s trading plan provides for the sale of up to 84,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or April 21, 2027. The total shares that may be sold under the plan represent approximately 18% of the total shares (vested and unvested) owned by Mr. Cramer as of June 30, 2026.
During the three months ended June 30, 2026, no other director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Assignment, Assumption and Termination Agreement dated June 25, 2026 by and among the Company, Insignia A QL Holdings, LLC and Insignia QL Holdings, LLC.	8-K	001-39671	10.1	June 29, 2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	July 29, 2026	/s/ Patrick R. Thompson
Patrick R. Thompson
Chief Financial Officer & Treasurer