Form 10-Q
period 2026-09-30
MediaAlpha, Inc.
filed 2026-10-28
CIK 1818383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 26, 2026, there were 50,903,805 shares of MediaAlpha, Inc.'s Class A common stock, $0.01 par value per share, and 8,288,267 shares of MediaAlpha, Inc.’s Class B common stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements.
MediaAlpha, Inc. and subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands, except share data and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$18,677	$46,876
Accounts receivable, net of allowance for credit losses of $945 and $717, respectively	166,945	123,019
Prepaid expenses and other current assets	7,087	4,477
Total current assets	192,709	174,372
Intangible assets, net	2,157	3,590
Goodwill	47,739	47,739
Deferred tax assets	122,823	149,734
Other assets	6,797	8,396
Total assets	$372,225	$383,831
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$121,718	$91,094
Accrued expenses	16,814	34,746
Current portion of long-term debt	7,172	21,807
Total current liabilities	145,704	147,647
Long-term debt, net of current portion	167,748	131,602
Liabilities under tax receivables agreement, net of current portion	29,577	124,212
Other long-term liabilities	9,439	9,564
Total liabilities	$352,468	$413,025
Commitments and contingencies (Note 5)
Stockholders' equity (deficit)
Class A common stock, $0.01 par value - 1.0 billion shares authorized; 52.7 million and 56.2 million shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	527	562
Class B common stock, $0.01 par value - 100 million shares authorized; 8.3 million and 8.3 million shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	83	83
Preferred stock, $0.01 par value - 50 million shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	454,368	483,825
Accumulated deficit	(403,651)	(480,310)
Total stockholders' equity attributable to MediaAlpha, Inc.	$51,327	$4,160
Non-controlling interests	(31,570)	(33,354)
Total stockholders' equity (deficit)	$19,757	$(29,194)
Total liabilities and stockholders' equity (deficit)	$372,225	$383,831
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share data and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$375,946	$306,514	$1,002,825	$822,445
Costs and operating expenses
Cost of revenue	320,618	263,108	855,624	699,713
Sales and marketing	5,245	5,224	15,734	16,078
Product development	6,211	5,829	17,709	16,068
General and administrative	15,038	12,620	42,588	77,363
Write-off of intangible assets	—	—	—	13,416
Total costs and operating expenses	347,112	286,781	931,655	822,638
Income (loss) from operations	28,834	19,733	71,170	(193)
Other (income), net	(11,093)	(772)	(49,611)	(1,923)
Interest expense	2,760	2,808	7,975	8,633
Total other (income) expense, net	(8,333)	2,036	(41,636)	6,710
Income (loss) before income taxes	37,167	17,697	112,806	(6,903)
Income tax expense	7,807	54	27,617	321
Net income (loss)	$29,360	$17,643	$85,189	$(7,224)
Net income (loss) attributable to non-controlling interests	3,606	2,736	8,530	(1,441)
Net income (loss) attributable to MediaAlpha, Inc.	$25,754	$14,907	$76,659	$(5,783)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$0.49	$0.26	$1.41	$(0.10)
-Diluted	$0.46	$0.26	$1.32	$(0.11)
Weighted average shares of Class A common stock outstanding
-Basic	53,085,522	56,617,837	54,216,410	56,134,035
-Diluted	62,830,870	56,617,837	62,540,630	67,420,272
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share data)

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interests	Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2025	56,207,408	$562	8,288,267	$83	$483,825	$(480,310)	$(33,354)	$(29,194)
Vesting of restricted stock units	432,063	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	7,259	—	—	7,259
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(681)	—	—	(681)
Contributions from QLH’s members	—	—	—	—	—	—	274	274
Distributions to non-controlling interests	—	—	—	—	—	—	(508)	(508)
Repurchases of Class A common stock	(2,056,010)	(20)	—	—	(20,268)	—	—	(20,288)
Net income	—	—	—	—	—	11,467	2,579	14,046
Balance at March 31, 2026	54,583,461	$546	8,288,267	$83	$470,131	$(468,843)	$(31,009)	$(29,092)
Vesting of restricted stock units	603,065	6	—	—	(6)	—	—	—
Equity-based compensation	—	—	—	—	8,472	—	—	8,472
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(947)	—	—	(947)
Contributions from QLH’s members	—	—	—	—	—	—	477	477
Distributions to non-controlling interests	—	—	—	—	—	—	(5,173)	(5,173)
Repurchases of Class A common stock	(2,200,212)	(22)	—	—	(20,446)	—	—	(20,468)
Net income	—	—	—	—	—	39,438	2,345	41,783
Balance at June 30, 2026	52,986,314	$530	8,288,267	$83	$457,204	$(429,405)	$(33,360)	$(4,948)
Vesting of restricted stock units	493,123	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,123	—	—	8,123
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(1,627)	—	—	(1,627)
Contributions from QLH’s members	—	—	—	—	—	—	6	6
Distributions to non-controlling interests	—	—	—	—	—	—	(1,822)	(1,822)
Repurchases of Class A common stock	(818,710)	(8)	—	—	(9,327)	—	—	(9,335)
Net income	—	—	—	—	—	25,754	3,606	29,360
Balance at September 30, 2026	52,660,727	$527	8,288,267	$83	$454,368	$(403,651)	$(31,570)	$19,757

	Class A common stock		Class B common stock		Additional Paid-In- Capital	Accumulated deficit	Non- Controlling Interests	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	55,456,104	$555	11,574,029	$116	$507,640	$(505,933)	$(48,610)	$(46,232)
Vesting of restricted stock units	299,544	3	—	—	(3)	—	—	—
Equity-based compensation	—	—	—	—	6,707	—	—	6,707
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(867)	—	—	(867)
Distributions to non-controlling interests	—	—	—	—	—	—	(107)	(107)
Vesting of performance-based restricted stock units	139,998	1	—	—	1,648	—	—	1,649
Net (loss)	—	—	—	—	—	(1,948)	(386)	(2,334)
Balance at March 31, 2025	55,895,646	$559	11,574,029	$116	$515,125	$(507,881)	$(49,103)	$(41,184)
Vesting of restricted stock units	474,657	5	—	—	(5)	—	—	—
Equity-based compensation	—	—	—	—	8,112	—	—	8,112
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(1,063)	—	—	(1,063)
Contributions from QLH’s members	—	—	—	—	—	—	391	391
Distributions to non-controlling interests	—	—	—	—	—	—	(680)	(680)
Net (loss)	—	—	—	—	—	(18,742)	(3,791)	(22,533)
Balance at June 30, 2025	56,370,303	$564	11,574,029	$116	$522,169	$(526,623)	$(53,183)	$(56,957)
Exchange of non-controlling interests for Class A common stock	3,270,762	33	(3,270,762)	(33)	(14,437)	—	14,437	—
Vesting of restricted stock units	462,402	4	—	—	(4)	—	—	—
Equity-based compensation	—	—	—	—	7,662	—	—	7,662
Shares withheld for taxes on vesting of restricted stock units	—	—	—	—	(1,031)	—	—	(1,031)
Contributions from QLH’s members	—	—	—	—	—	—	42	42
Distributions to non-controlling interests	—	—	—	—	—	—	(54)	(54)
Repurchases of Class A common stock	(3,234,894)	(32)	—	—	(33,050)	—	—	(33,082)
Net income	—	—	—	—	—	14,907	2,736	17,643
Balance at September 30, 2025	56,868,573	$569	8,303,267	$83	$481,309	$(511,716)	$(36,022)	$(65,777)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$85,189	$(7,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation expense	23,854	22,798
Non-cash lease expense	748	688
Depreciation expense on property and equipment	225	201
Amortization of intangible assets	1,433	2,467
Amortization of deferred debt issuance costs	405	518
Loss on extinguishment of debt	235	—
Gain on repurchase of interests in tax receivables agreement	(48,384)	—
Write-off of intangible assets	—	13,416
Credit losses	247	(13)
Deferred taxes	26,911	—
Tax receivables agreement	(870)	(80)
Changes in operating assets and liabilities:
Accounts receivable	(44,173)	13,774
Prepaid expenses and other current assets	(1,084)	(382)
Other assets	719	(4,039)
Accounts payable	30,624	(2,882)
Accrued expenses	(13,444)	33,804
Net cash provided by operating activities	$62,635	$73,046
Cash flows from investing activities
Purchases of property and equipment	(944)	(300)
Net cash (used in) investing activities	$(944)	$(300)
Cash flows from financing activities
Proceeds from revolving line of credit	30,000	—
Repayments on revolving line of credit	(5,000)	—
Proceeds from issuance of long-term debt	150,000	—
Repayments on long-term debt	(152,703)	(7,125)
Payments of debt issuance costs	(2,101)	(284)
Repurchases of Class A common stock	(50,095)	(32,893)
Contributions from QLH’s members	757	433
Distributions to non-controlling interests	(7,503)	(841)
Payments pursuant to tax receivables agreement	(6,990)	—
Repurchase of interests in tax receivables agreement	(43,000)	—
Shares withheld for taxes on vesting of restricted stock units	(3,255)	(2,961)
Net cash (used in) financing activities	$(89,890)	$(43,671)
Net (decrease) increase in cash and cash equivalents and restricted cash	(28,199)	29,075
Cash and cash equivalents and restricted cash, beginning of period	46,876	43,266
Cash and cash equivalents and restricted cash, end of period	$18,677	$72,341
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,865	$9,133
Income taxes paid, net of refunds	$1,456	$1,014
Non-cash Investing and Financing Activities:
Changes of tax indemnification receivable	$—	$(211)
Right-of-use assets obtained in exchange of lease obligations	$—	$176
Vesting of performance-based restricted stock units	$—	$1,649
Accrued excise tax and fees on repurchases of Class A common stock	$305	$189
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MediaAlpha, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
The Company's significant accounting policies are included in the 2025 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2026.
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
Accounts receivable
Accounts receivable are net of allowances for credit losses of $0.9 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.
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
Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$224	60%	2	$161	53%
Purchases	2	$90	28%	2	$79	30%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$584	58%	2	$408	50%
Purchases	2	$238	28%	2	$178	26%

	As of September 30, 2026			As of December 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	4	$116	70%	3	$59	49%
Accounts payable	2	$29	24%	1	$25	27%
Related Party Transactions
The Company is party to the tax receivables agreement ("TRA"), under which it is contractually obligated to pay certain existing and prior holders of Class B-1 units 85% of the amount of any tax benefits that the Company actually realizes, or in some cases are deemed to realize as a result of certain transactions. As of September 30, 2026 and December 31, 2025, the Company had accrued $31.9 million and $131.1 million, respectively, for estimated payments under the TRA. During the three and nine months ended September 30, 2026, payments of $0 and $7.0 million, respectively, were made pursuant to the TRA. During the three and nine months ended September 30, 2025, no payments were made pursuant to the TRA.
On June 25, 2026, the Company entered into an Assignment, Assumption and Termination Agreement (the “Insignia Agreement”) with Insignia and on September 9, 2026, the Company entered into an Assignment, Assumption and Termination Agreement (the “PLX Agreement”) with Parallaxes Mars, LLC, Parallaxes Mars II, LLC, and Parallaxes Mars III, LLC (collectively, “PLX”), pursuant to which the Company purchased Insignia and PLX respective interest in the TRA, as discussed further in Note 9 - Income Taxes. To provide the Company with the cash to repurchase Insignia’s and PLX's TRA interest, QLH made pro rata distributions to the holders of Class B-1 units, which included $6.6 million to certain officers of the Company and their affiliates.
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
2. Disaggregation of revenue
The following table shows the Company’s revenue disaggregated by transaction model:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Open Marketplace transactions	$371,226	$299,815	$987,035	$803,514
Private Marketplace transactions	4,720	6,699	15,790	18,931
Total	$375,946	$306,514	$1,002,825	$822,445
The following table shows the Company’s revenue disaggregated by product vertical:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Property & casualty insurance	$365,916	$287,838	$967,499	$738,245
Health insurance	2,924	12,856	16,823	64,867
Life insurance	6,804	5,568	17,772	16,366
Other	302	252	731	2,967
Total	$375,946	$306,514	$1,002,825	$822,445
3. Goodwill and intangible assets
Goodwill and intangible assets consisted of:

	As of
		September 30, 2026			December 31, 2025
(in thousands)	Useful life (months)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	120	$25,040	$(23,240)	$1,800	$25,040	$(21,830)	$3,210
Non-compete agreements	60	303	(303)	—	303	(303)	—
Trademarks, trade names, and domain names	60	1,624	(1,267)	357	1,624	(1,244)	380
Intangible assets		$26,967	$(24,810)	$2,157	$26,967	$(23,377)	$3,590
Goodwill	Indefinite	$47,739	$—	$47,739	$47,739	$—	$47,739
Amortization expense related to intangible assets was $0.5 million for the three months ended September 30, 2026 and 2025, and $1.4 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2025, the Company recognized a charge of $13.4 million related to the write-off of customer relationships and trademarks, trade names, and domain names acquired as part of the acquisition of Customer Helper Team, LLC as the Company did not intend to use or expect any future economic benefits from these intangible assets. The Company has no accumulated impairment of goodwill.

The following table presents the changes in goodwill and intangible assets:

	As of
	September 30, 2026		December 31, 2025
(in thousands)	Goodwill	Intangible assets	Goodwill	Intangible assets
Beginning balance at January 1,	$47,739	$3,590	$47,739	$19,985
Amortization	—	(1,433)	—	(2,979)
Write-off of intangible assets	—	—	—	(13,416)
Ending balance	$47,739	$2,157	$47,739	$3,590
As of September 30, 2026, future amortization expense relating to identifiable intangible assets with estimable useful lives over the next five years was as follows:

(in thousands)	Amortization expense
2026–Remaining Period	$478
2027	1,364
2028	37
2029	40
2030	43
Thereafter	195
$2,157
4. Long-term debt
Long-term debt consisted of the following:

	As of
(in thousands)	September 30, 2026	December 31, 2025
2026 Term Loan Facility	$146,250	$—
2026 Revolving Credit Facility	30,000	—
2021 Term Loan Facility	—	148,953
2021 Revolving Credit Facility	—	5,000
Unamortized debt issuance costs	(1,330)	(544)
Total debt	$174,920	$153,409
Less: current portion, net of debt issuance costs of $328 and $357, respectively	(7,172)	(21,807)
Total long-term debt	$167,748	$131,602
Amendment and Restatement of Credit Agreement
On March 25, 2026, QuoteLab, LLC (the "Borrower") and QLH entered into an amendment and restatement agreement (the "Amendment and Restatement Agreement") amending and restating the credit agreement dated as of September 23, 2020, as previously amended (as more fully described below, the "Amended Credit Agreement" and, as amended and restated by the Amendment and Restatement Agreement, the "Credit Agreement"), with the lenders that are party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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
The obligations under the 2026 Credit Facilities are secured by substantially all assets of the Borrower and the Credit Agreement contains customary affirmative, negative and financial covenants and default provisions. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the Credit Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. As of September 30, 2026, the Company was in compliance with all such covenants.
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
During the nine months ended September 30, 2026, the Company recognized a loss on extinguishment of the 2021 Credit Facilities of $0.2 million, which has been recorded within other expenses, net on the consolidated statement of operations.
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
The Company incurred interest expense on the 2021 Credit Facilities and 2026 Credit Facilities for the three and nine months ended September 30, 2026 and 2025 as below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
2026 Term Loan Facility	$2.4	$—	$4.9	$—
2026 Revolving Credit Facility	$0.5	$—	$0.9	$—
2021 Term Loan Facility	$—	$2.6	$2.0	$8.0
2021 Revolving Credit Facility	$—	$0.1	$0.1	$0.4

Amortization of debt issuance costs included within above interest expense:
2026 Credit Facility	$0.1	$—	$0.3	$—
2021 Credit Facility	$—	$0.2	$0.1	$0.5
As of September 30, 2026, the Company’s borrowing capacity available under the 2026 Revolving Credit Facility was $30.0 million. In addition to the amount drawn at the time of entering into Amendment and Restatement Agreement, during the nine months ended September 30, 2026, the Company drew $15.0 million on the 2026 Revolving Credit Facility. Subsequently, in October 2026, the Company drew an additional $10.0 million on the 2026 Revolving Credit Facility for general working capital purposes. The undrawn portion of the 2026 Revolving Credit Facility carries a commitment fee that ranges from 0.30% to 0.50% based on the Company’s consolidated total net leverage ratio, and such fee was 0.35% as of September 30, 2026. As of September 30, 2026, the Company’s interest rate on the outstanding borrowings under the 2026 Term Loan Facility was 6.32% and the weighted-average interest rate under the 2026 Revolving Credit Facility was 6.32%.
Accrued interest was $0.1 million as of September 30, 2026 and $2.4 million as of December 31, 2025, and is included within accrued expenses on the consolidated balance sheets.

The expected future principal payments for all borrowings as of September 30, 2026 were as follows:

(in thousands)	Contractual maturity
2026–Remaining Period	$1,875
2027	7,500
2028	7,500
2029	7,500
2030	13,125
Thereafter	138,750
176,250
Unamortized debt issuance costs	(1,330)
Total debt	$174,920
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
FTC Matter
On February 21, 2023, the Company received a civil investigative demand from the FTC regarding compliance with the FTC Act and the Telemarketing Sales Rule ("TSR"), as they relate to the advertising, marketing, promotion, offering for sale, or sale of healthcare-related products, the collection, sale, transfer or provision to third parties of consumer data, telemarketing practices, and/or consumer privacy or data security. On October 30, 2024, the Company received a letter from the staff of the FTC (the "FTC Staff") stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company for violations of Section 5(a) of the FTC Act, the TSR and the Government and Business Impersonation Rule (the "Impersonation Rule").
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
On July 3, 2025, the Company reached an agreement with the FTC Staff on the terms of a Consent Order that the FTC Staff was prepared to recommend to the Commissioners of the FTC to fully resolve the FTC’s claims. On August 6, 2025, the complaint and Consent Order were filed with the court, and on October 16, 2025, the court entered the Consent Order. Under the terms of the Consent Order, which includes no admission or denial of wrongdoing or to the FTC’s allegations, the Company agreed to pay $45.0 million as monetary relief. The Company paid the initial payment of $33.5 million on October 21, 2025 within seven days of entry of the Consent Order by the Court, which was designated as restricted cash on the consolidated balance sheets as of September 30, 2025, and the remaining $11.5 million on January 12, 2026, within 90 days following entry of the Consent Order. Under the Consent Order, the Company has also agreed to, among other things, implement processes to review its advertising and marketing materials relating to under-65 health plans for compliance; include certain disclosures on its lead generation websites relating to under-65 health plans; implement processes to oversee the compliance of its under-65 health Demand Partners, Supply Partners and affiliates; comply with the TSR and not make any misrepresentations in connection with lead generation or the advertising, marketing, or promotion of any good or service; not collect, transfer or disclose consumer information without express informed consent; transfer certain inactive under-65 health website domains owned by the Company; and comply with certain data deletion, recordkeeping and cooperation provisions.
As of December 31, 2025, the Company had recorded a reserve of $11.5 million in connection with this matter, which was recorded within accrued expenses on the consolidated balance sheets, and which was paid in full on January 12, 2026.

During the three and nine months ended September 30, 2025, the Company recorded charges of $0 and $38.0 million, respectively, to increase the loss reserve established in connection with the FTC Matter. Legal fees incurred by the Company in connection with the FTC Matter during the three and nine months ended September 30, 2026 were immaterial, and during the three and nine months ended September 30, 2025 were $0.2 million and $4.3 million, respectively, and are included within general and administrative expenses on the consolidated statement of operations.
Other matters
On February 26, 2024, the Company received an assessment from the City of Los Angeles related to its examination of the Company's Business Tax filings for tax years 2018 through 2023. Such assessment was affirmed by the Appeals Review Officer at an initial hearing in July 2024, and by the Board of Review of the Office of Finance on July 23, 2025. The Company remitted the assessed amount to avoid interest and penalties, and has initiated litigation challenging the assessment and the City's classification and methodology in applying the Business Tax to the Company. The Company is in discussions with the City in an effort to resolve the matter before trial, which has been set for September 2027. Payment of such amount does not constitute an admission that the Company is subject to such taxes, and if the Company prevails in the litigation the City would be required to repay such amounts or credit them against taxes payable in the future, potentially with interest. As of September 30, 2026, the Company has assessed its probable loss related to this matter and has accrued a reserve, which is not material.
As of September 30, 2026 and December 31, 2025, the Company did not have any other material contingency reserves established for litigation liabilities.
6. Equity-based compensation
Equity-based compensation cost recognized for equity-based awards outstanding during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	$7,541	$7,662	$22,882	$22,481
Performance-based restricted stock units	582	—	972	317
Total equity-based compensation	$8,123	$7,662	$23,854	$22,798
Equity-based compensation cost was included in the following expense categories in the consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$83	$265	$332	$836
Sales and marketing	1,166	1,300	3,746	4,040
Product development	1,537	1,371	4,481	4,117
General and administrative	5,337	4,726	15,295	13,805
Total equity-based compensation	$8,123	$7,662	$23,854	$22,798
As of September 30, 2026, total unrecognized compensation cost related to unvested restricted stock units and unvested performance-based restricted stock units were $56.3 million and $4.4 million, respectively, which are expected to be recognized over weighted-average periods of 2.62 years and 2.45 years, respectively.

Performance-Based Restricted Stock Units
On March 15, 2026, the Compensation Committee of the Company's Board of Directors ("Compensation Committee") approved grants of Performance-Based Restricted Stock Units ("PRSUs") under the 2020 Omnibus Incentive Plan to the Company's executive officers as a portion of such officers' long-term incentive compensation for 2026. Such PRSUs will be earned, if at all, based on achievement of annual Adjusted EBITDA goals set by the Compensation Committee over a three-year performance period, with each fiscal year measured separately for purposes of determining vesting. One-third of the PRSUs are tied to each fiscal year Adjusted EBITDA performance against pre-established threshold, target, and maximum Adjusted EBITDA goals set by the Compensation Committee for each fiscal year, corresponding to 50%, 100%, and 200% of the number of PRSUs granted, respectively, with linear interpolation between such goal levels. Following the completion of each performance period, any earned PRSUs for that performance period will remain subject to continued service-based vesting through the end of the three-year period.
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
7. Stockholders' Deficit
Share Repurchases
On October 28, 2025, the Company's Board of Directors authorized a Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock. Subsequently, on February 18, 2026, the Company’s Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million ("Repurchase Program"). During the three and nine months ended September 30, 2026, 818,710 and 5,074,932 shares of Class A common stock were repurchased under the Repurchase Program for aggregate consideration of $9.2 million and $49.8 million, respectively. The difference between the repurchase price and the par value of the shares of Class A common stock repurchased, together with any excise tax payable, was recorded as an adjustment to additional-paid-in capital. The shares repurchased were immediately retired and returned to the status of authorized but unissued shares of Class A common stock.
The Company may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by the Company’s management in its discretion based on their ongoing evaluation of market and economic conditions, the trading price and volume of the Company’s Class A common stock, the Company’s capital needs and investment opportunities, and other factors. As of September 30, 2026, the Company had repurchased 6,192,296 shares of Class A common stock for aggregate consideration of $64.1 million as part of the Repurchase Program. As of that date, the Company had $36 million remaining under the Repurchase Program. The Company may suspend or discontinue the Repurchase Program at any time, and it does not obligate the Company to acquire any fixed amount of Class A common stock and any repurchases were accounted for as of the trade date with a corresponding liability.

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
The Company’s financial instruments measured at fair value on a non-recurring basis consist of Long-Term Debt. As of September 30, 2026, the carrying amounts of the 2026 Term Loan Facility and the 2026 Revolving Credit Facility approximate their respective fair values. The Company used a discounted cash flow analysis to estimate the fair value of the long-term debt, using an adjusted discount rate of 7.00% and the estimated payments under the 2026 Term Loan Facility until maturity, including interest payable based on the Company's forecasted total net leverage ratio.
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
The Company estimates the annual effective tax rate for the full year to be applied to actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur. The following table summarizes the Company's income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Income (loss) before income taxes	$37,167	$17,697	$112,806	$(6,903)
Income tax expense	$7,807	$54	$27,617	$321
Effective Tax Rate	21.0%	0.3%	24.5%	(4.7)%
The Company's effective tax rate for the three months ended September 30, 2026 was 21.0% and for the nine months ended September 30, 2026 was 24.5% which differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of income not taxable to the Company associated with the non-controlling interests, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation. The Company's effective tax rate of 0.3% and (4.7)% for the three and nine months ended September 30, 2025, respectively, differed from the U.S. federal statutory tax rate of 21% due primarily to the tax impacts of changes in valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2026. The Company is currently under examination by various tax authorities in the United States. These examinations are in preliminary stages and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
During the three and nine months ended September 30, 2026, holders of Class B-1 units exchanged zero units. During the three and nine months ended September 30, 2025, holders of Class B-1 units exchanged 3,270,762 units, respectively, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis

(“Exchanges”). In connection with the Exchanges, the Company did not establish any additional liabilities related to the TRA, which are presented within additional paid-in capital in its consolidated statements of stockholders’ deficit. In connection with the Exchanges and the changes to the carrying value of the non-controlling interests, the Company also recognizes deferred tax assets associated with the basis difference in its investment in QLH through additional-paid-in-capital, but during the three and nine months ended September 30, 2025, the Company did not recognize any additional deferred tax assets as the Company had recognized a full valuation allowance on its deferred tax assets.
As of September 30, 2026 and December 31, 2025, the Company had a valuation allowance of $3.5 million against certain state net operating losses, federal and state capital loss carryforwards, and foreign tax credits that the Company expects will expire unutilized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 30, 2026, there were no changes to the Company's valuation allowance.
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
The Company believes it can generate sufficient future taxable income and determined that making payments under the TRA is probable under ASC 450 — Contingencies. The Company recorded a liability of $31.9 million and $131.1 million as of September 30, 2026 and December 31, 2025, respectively, of which $2.3 million and $6.9 million, respectively, were classified as current within accrued expenses in the consolidated balance sheets.
Payments of $0 and $7.0 million were made pursuant to the TRA during the three and nine months ended September 30, 2026, respectively. No payments were made pursuant to the TRA during the three and nine months ended September 30, 2025.
On June 25, 2026, the Company entered into the Insignia Agreement, pursuant to which the Company purchased Insignia's interest in the TRA for $31.0 million in cash ("Insignia TRA Settlement"). As of March 31, 2026, the Company's estimated liability under the TRA was $123.4 million, of which $68.7 million related to Insignia. The Insignia TRA Settlement resulted in a gain of $37.7 million, which was recorded within other (income) expense, net in the Company's consolidated statement of operations as Insignia had ceased being a stockholder of the Company as of September 4, 2025. The terms of the transaction were approved by the Company's Board of Directors, a majority of which is composed of independent and disinterested directors who are independent of, and not affiliated with, the counterparties to the TRA or their respective affiliates. The Insignia Agreement did not constitute a change of control or an early termination under the TRA. Remaining payments under the TRA will continue with respect to the remaining counterparties. The Company funded the purchase price from cash on hand and borrowings under the 2026 Revolving Credit Facility.
On September 9, 2026, the Company entered into the PLX Agreement, pursuant to which the Company purchased PLX's interest in the TRA for $12.0 million in cash ("PLX TRA Settlement"). As of June 30, 2026, the Company's estimated liability under the TRA was $54.7 million, of which $22.7 million related to PLX. The PLX TRA Settlement resulted in a gain of $10.7 million, which was recorded within other (income) expense, net in the Company's consolidated statement of operations. The terms of the transaction were approved by the Company's Board of Directors, a majority of which is composed of independent and disinterested directors who are independent of, and not affiliated with, the counterparties to the TRA or their respective affiliates. The PLX Agreement did not constitute a change of control or an early termination under the TRA. Remaining payments under the TRA will continue with respect to the remaining counterparties. The Company funded the purchase price from cash on hand.

10. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share data and per share amounts)	2026	2025	2026	2025
Basic
Net income (loss)	$29,360	$17,643	$85,189	$(7,224)
Less: net income (loss) attributable to non-controlling interests	3,606	2,736	8,530	(1,441)
Net income (loss) attributable to MediaAlpha, Inc.	$25,754	$14,907	$76,659	$(5,783)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	53,085,522	56,617,837	54,216,410	56,134,035
Weighted-average shares of Class A common stock outstanding - diluted	62,830,870	56,617,837	62,540,630	67,420,272
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - basic	$0.49	$0.26	$1.41	$(0.10)
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - diluted	$0.46	$0.26	$1.32	$(0.11)

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands except share data and per share amount)	2026	2026	2025
Diluted
Net income (loss)	$29,360	$85,189	$(7,224)
Add: incremental tax expense related to exchange of Class B-1 units	(700)	(2,535)	—
Net income (loss) available for diluted common shares	$28,660	$82,654	$(7,224)
Weighted-average shares outstanding:
Class A common stock	53,085,522	54,216,410	56,134,035
Class B-1 units	8,324,220	8,324,220	11,286,237
Restricted stock units	1,421,128	—	—
Weighted-average shares of Class A common stock and potential Class A common stock	62,830,870	62,540,630	67,420,272
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock - diluted	$0.46	$1.32	$(0.11)
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
The following table summarizes the shares and units with a potentially dilutive impact for the three months ended September 30, 2026 and 2025:

	As of
	September 30, 2026	September 30, 2025
QLH Class B-1 Units	—	8,339,220
Restricted stock units	—	5,047,852
Potentially dilutive shares	—	13,387,072

The following table summarizes the shares and units with a potentially dilutive impact for the nine months ended September 30, 2026 and 2025:

	As of
	September 30, 2026	September 30, 2025
Restricted stock units	5,614,029	5,047,852
Potentially dilutive shares	5,614,029	5,047,852
The outstanding PRSUs were not included in the potentially dilutive securities as of September 30, 2026 as the performance conditions have not been met.
11. Non-Controlling Interests
Pursuant to QLH’s limited liability company agreement, QLH has two classes of equity securities, Class A-1 units, which have all voting rights in QLH, and Class B-1 units, which have no voting or control rights. The Company allocates a share of net income (loss) to the holders of non-controlling interests pro-rata to their ownership interest in QLH at a point in time.
During the three and nine months ended September 30, 2026, the holders of the non-controlling interests completed zero Exchanges. During the three and nine months ended September 30, 2025, the holders of the non-controlling interests had completed 3,270,762 Exchanges. As of September 30, 2026, the holders of the non-controlling interests owned 13.6% of the total equity interests in QLH, with the remaining 86.4% owned by MediaAlpha, Inc. As of December 31, 2025, the holders of the non-controlling interests owned 12.9% of the total equity interests in QLH, with the remaining 87.1% owned by MediaAlpha, Inc.
12. Leases
On February 3, 2026, the Company entered into a lease agreement for a new corporate headquarters comprised of approximately 21,000 square feet of office space located in Los Angeles, CA. The initial term of such lease is 65 months commencing upon the later of November 1, 2026 and substantial completion of the improvements in the premises by the landlord, which is expected to occur in November 2026, after the expiration of the Company's current Los Angeles lease term. The Company has the option to extend the term for an additional 60 months. The aggregate base rent payments over the initial term of the lease are approximately $5 million.
On June 10, 2026, the Company entered into an amendment to the lease agreement for its existing office space located in Bellevue, WA, which increased the size of the space and extended the term by 64 months commencing upon completion of the improvements in the premises, which were substantially completed on October 2, 2026. The aggregate base rent payments over the initial term of the lease are approximately $2 million.
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
Management overview
We help insurance carriers and distributors target and acquire consumers more efficiently and at greater scale through technology and data science. Our technology platform brings together leading insurance carriers and high-intent consumers through a real-time, programmatic, transparent, and results-driven ecosystem. We believe we are the leading customer acquisition infrastructure for insurance carriers, supporting $1.3 billion in Revenue across our platform from our core verticals of property & casualty ("P&C") insurance, health insurance, and life insurance over the twelve-month period ended September 30, 2026.
We have multi-faceted relationships with top-tier insurance carriers and distributors. A buyer or a Demand Partner within our ecosystem is generally an insurance carrier or distributor seeking to reach high-intent insurance consumers. A seller or a Supply Partner is typically an insurance carrier looking to maximize the value of non-converting or low expected LTV consumers, or an insurance-focused research destination or other financial website looking to monetize high-intent users on their websites. During the twelve-month period ended September 30, 2026, consumers shopping for insurance products through the websites of our diversified group of Supply Partners and our proprietary websites drove an average of 11.0 million Consumer Referrals on our platform each month.
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
Executive Summary
Highlights
The following table sets forth our key business and financial metrics in dollars and the dollar and percentage changes between the two periods:

(in millions, except percentages)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Revenue	$375.9	69.4	22.7%	$306.5
Contribution[1]	$57.4	11.8	25.8%	$45.6
Net Income	$29.4	11.8	66.4%	$17.6
Adjusted EBITDA[1]	$39.5	10.4	35.8%	$29.1
1.Adjusted EBITDA, Contribution, and Contribution Margin are non-GAAP financial measures. See “Management’s discussion and analysis of financial condition and results of operations-Key business and financial metrics” for additional information regarding the Company’s Non-GAAP metrics.

For the three months ended September 30, 2026, revenue was $375.9 million, an increase of 22.7% compared with the three months ended September 30, 2025, driven primarily by significant increases in customer acquisition spending by P&C insurance Demand Partners, including higher participation by a broader group of Demand Partners who increased marketing budgets significantly as they continued to focus on growth and increasing market share in response to strong underwriting profitability. This growth was offset in part by a decline in revenue from our Health insurance vertical, in both under-65 health and Medicare, due primarily to our decision in early 2026 to scale back the under-65 health sub-vertical.
Contribution, which generally represents revenue less revenue share payments and online advertising costs, was $57.4 million for the three months ended September 30, 2026, a year-over-year increase of 25.8%, driven primarily by a higher mix of Open Marketplace transactions, offset in part by our scaling back of the under-65 health sub-vertical. Contribution Margin was 15.3% in the three months ended September 30, 2026, compared with 14.9% in the three months ended September 30, 2025.

Net income for the three months ended September 30, 2026 was $29.4 million, compared with net income of $17.6 million for the three months ended September 30, 2025, due primarily to a $10.7 million gain on extinguishment of a portion of the liability under the tax receivables agreement resulting from our repurchase of the interests of Parallaxes Mars, LLC, Parallaxes Mars II, LLC, and Parallaxes Mars III, LLC's (collectively, “PLX”) under the TRA and an increase in gross profit, offset in part by higher income tax expense.

Adjusted EBITDA for the three months ended September 30, 2026 was $39.5 million, a year-over-year increase of 35.8%, due primarily to higher gross profit.

Other developments
On September 9, 2026, we entered into an Assignment, Assumption and Termination Agreement with PLX, pursuant to which we purchased PLX's interest in the TRA for $12.0 million in cash ("PLX TRA Settlement"). As of June 30, 2026, our estimated future liability under the TRA was $54.7 million, of which $22.7 million related to PLX. The PLX TRA Settlement resulted in a gain of $10.7 million which was recorded within other (income) expense, net in the consolidated statement of operations.
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
Our Demand and Supply Partners
Our success depends on our ability to retain and grow the number of high-quality Demand Partners and Supply Partners on our platform. We retain and attract Demand Partners in part by finding high-quality sources of Consumer Referrals to make available to our Demand Partners. We obtain these Consumer Referrals from our diverse network of Supply Partners as well as from our proprietary properties. We seek to develop, acquire and retain relationships with high-quality Supply Partners by developing flexible platforms to enable our Supply Partners to maximize their revenue, manage their demand side relationships in scalable and flexible ways and focus on long-term sustainable economics with respect to revenue share. Our relationships with our partners are deep and long standing and involve most of the top-tier insurance carriers in the industry. In terms of Demand Partners, during the nine months ended September 30, 2026, 16 of the top 20 largest auto insurance carriers by customer acquisition spend in 2025 were active on our platform.
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
Our results depend in large part on the number of Consumer Referrals purchased on our platform and the pricing of such Consumer Referrals. The aggregate number of consumer clicks, calls, and leads purchased by Demand Partners on our platform decreased to 33.2 million and 96.0 million for the three and nine months ended September 30, 2026, respectively, from 36.5 million and 105.5 million for the three and nine months ended September 30, 2025, respectively, due primarily to our actions to scale back the under-65 Health sub-vertical. We seek to increase the number and scale of our supply relationships and drive consumers to our proprietary properties through a variety of paid traffic acquisition sources. We continuously look to diversify our paid media sources to extend beyond search engine marketing, which has historically represented the bulk of our paid media spend. We expect artificial intelligence (AI) based platforms, including large language models, to become significant traffic acquisition sources for us and our Supply Partners and drive incremental traffic to our marketplace.
Cyclicality
Our results are also subject to fluctuations as a result of business cycles experienced by companies in the P&C insurance industry. These cycles in the P&C insurance industry are characterized by periods of “soft” market conditions, when carriers are profitable and are focused on increasing capacity and building market share, and “hard” market conditions, when carriers are experiencing lower or even negative underwriting profits and are seeking to increase their premium rates to improve their profitability. As our Demand Partners in the P&C insurance industry go through these market cycles, they often increase their customer acquisition spending during soft markets and reduce it during hard markets, causing their relative demand for Consumer Referrals from our platform to increase and decrease accordingly. For example, beginning in the second half of 2021, the P&C insurance industry entered a “hard” market, with many carriers experiencing lower than expected underwriting profitability due to higher than expected inflation in automobile claims costs, causing them to significantly reduce their customer acquisition spending on our platform. In late 2023, P&C insurance industry profitability began to improve as premium increases began to outpace loss cost inflation, causing them to begin to resume their marketing investments. This recovery gained significant momentum during 2024 and 2025 as the industry re-entered a soft market and multiple carriers meaningfully increased their spending in our marketplaces. During the first nine months of 2026, the ongoing geopolitical conflict in the Middle East has caused significant increases in energy prices and disruption in supply chains for certain products. In the event that such conflict escalates or continues for an extended period of time, it could result in higher prices and/or supply chain disruptions for auto parts, driving up automobile claims costs and negatively impacting P&C insurance carrier underwriting profitability, which could cause them to reduce their customer acquisition spending on our platform. We have not seen any material impact of these events on carrier spending levels on our platform to date.

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

Interest expense
Interest expense consists primarily of interest expense associated with outstanding borrowings under our 2021 Credit Facilities and/or 2026 Credit Facilities, as applicable, and the amortization of deferred financing costs associated with these arrangements.
Income tax expense (benefit)
MediaAlpha, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from QLH based upon MediaAlpha, Inc.’s economic interest held in QLH. QLH is treated as a pass-through partnership for income tax reporting purposes and is not subject to federal income tax. Instead, QLH’s taxable income or loss is passed through to its members, including MediaAlpha, Inc., pro-rata to their ownership interest in QLH. Accordingly, as our ownership interest in QLH increases, our share of the taxable income (loss) of QLH also increases. As of September 30, 2026, our ownership interest in QLH was 86.4%.
Net income (loss) attributable to non-controlling interests
Net income (loss) is attributed to non-controlling interests in accordance with QLH’s limited liability company agreement. We allocate a share of the pre-tax income (loss) of the QLH incurred subsequent to the Reorganization Transactions to the non-controlling interests holders pro-rata to their ownership interest in QLH.
Operating results for the three months ended September 30, 2026 and 2025
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026		2025
Revenue	$375,946	100.0%	$306,514	100.0%
Costs and operating expenses
Cost of revenue	320,618	85.3%	263,108	85.8%
Sales and marketing	5,245	1.4%	5,224	1.7%
Product development	6,211	1.7%	5,829	1.9%
General and administrative	15,038	4.0%	12,620	4.1%
Total costs and operating expenses	347,112	92.3%	286,781	93.6%
Income from operations	28,834	7.7%	19,733	6.4%
Other (income), net	(11,093)	(3.0)%	(772)	(0.3)%
Interest expense	2,760	0.7%	2,808	0.9%
Total other (income) expense, net	(8,333)	(2.2)%	2,036	0.7%
Income before income taxes	37,167	9.9%	17,697	5.8%
Income tax expense	7,807	2.1%	54	0.0%
Net income	$29,360	7.8%	$17,643	5.8%
Net income attributable to non-controlling interests	3,606	1.0%	2,736	0.9%
Net income attributable to MediaAlpha, Inc.	$25,754	6.9%	$14,907	4.9%
Net income attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$0.49		$0.26
-Diluted	$0.46		$0.26
Weighted average shares of Class A common stock outstanding
-Basic	53,085,522		56,617,837
-Diluted	62,830,870		56,617,837

Revenue
The following table presents our revenue, disaggregated by vertical, for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Property & Casualty insurance	$365,916	$78,078	27.1%	$287,838
Percentage of total revenue	97.3%			93.9%
Health insurance	2,924	(9,932)	(77.3)%	12,856
Percentage of total revenue	0.8%			4.2%
Life insurance	6,804	1,236	22.2%	5,568
Percentage of total revenue	1.8%			1.8%
Other	302	50	19.8%	252
Percentage of total revenue	0.1%			0.1%
Revenue	$375,946	$69,432	22.7%	$306,514
The increase in P&C insurance revenue for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was driven primarily by an increase in customer acquisition spending by P&C insurance Demand Partners, including higher participation by a broader group of Demand Partners who increased marketing budgets significantly as competition for policy growth intensified. During the three months ended September 30, 2026, three Demand Partners each represented more than 10% of revenue, compared with the three months ended September 30, 2025, in which two Demand Partners each represented more than 10% of revenue.
The decrease in health insurance revenue for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was driven primarily by our actions to scale back the under-65 Health sub-vertical. Additionally, revenue from the Medicare sub-vertical declined due to industry-wide headwinds resulting from increases in the Medical Loss Ratios for carriers and changes to the enrollment programs, which drove lower demand from brokers, as well as to a higher mix of Private Marketplace transactions. Our primary focus in the health insurance vertical continues to be on Medicare Advantage, which we believe represents a large and growing opportunity where we are well positioned to capture future growth. Revenue from under-65 health declined from $9.0 million for three months ended September 30, 2025 to $0.8 million for the three months ended September 30, 2026. We expect revenue from under-65 health for the full year 2026 to be in the range of $6.0 million to $7.0 million.
The increase in life insurance revenue for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was driven primarily by an increased demand for Consumer Referrals from key advertisers.
The increase in other revenue for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was immaterial.
Cost of revenue
The following table presents our cost of revenue for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Cost of revenue	$320,618	$57,510	21.9%	$263,108
Percentage of revenue	85.3%			85.8%

The increase in cost of revenue for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was driven primarily by higher revenue share payments to Supply Partners due to the overall increase in revenue, offset in part by lower revenue from under-65 health and higher take rates in our Open Marketplace.

Sales and marketing
The following table presents our sales and marketing expenses for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Sales and marketing	$5,245	$21	0.4%	$5,224
Percentage of revenue	1.4%			1.7%
Sales and marketing expenses for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, were in line with the prior year.
Product development
The following table presents our product development expenses for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Product development	$6,211	$382	6.6%	$5,829
Percentage of revenue	1.7%			1.9%
The increase in product development expenses for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was primarily due to an increase in personnel-related costs due to planned headcount increases.
General and administrative
The following table presents our general and administrative expenses for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
General and administrative	$15,038	$2,418	19.2%	$12,620
Percentage of revenue	4.0%			4.1%
The increase in general and administrative expenses for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was driven primarily by an increase in personnel-related costs of $1.7 million related primarily to severance costs of $0.9 million and annual salary adjustments, an increase in professional fees of $1.0 million related primarily to a one-time strategy and management consulting engagement, and an increase in equity-based compensation expense of $0.6 million, offset in part by the reversal of a non-income tax related reserve of $1.5 million during the three months ended September 30, 2026.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Cost of revenue	$83	$(182)	(68.7)%	$265
Sales and marketing	1,166	(134)	(10.3)%	1,300
Product development	1,537	166	12.1%	1,371
General and administrative	5,337	611	12.9%	4,726
Total	$8,123	$461	6.0%	$7,662
The increase in equity-based compensation expense for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was due primarily to grants of performance-based restricted stock units to our named executive officers, offset in part by forfeitures due to personnel departures.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Sales and Marketing	$478	$(33)	(6.5)%	$511
Total	$478	$(33)	(6.5)%	$511
Amortization expense for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was in line with the prior year.
Other (income), net
The following table presents our other (income), net for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Other (income), net	$(11,093)	$(10,321)	1,336.9%	$(772)
Percentage of revenue	(3.0)%			(0.3)%
The increase in other (income), net for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was driven primarily by the purchase of PLX's interest in the TRA, which resulted in a $10.7 million gain on extinguishment of our liability to PLX under the TRA.

Interest expense
The following table presents our interest expense for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Interest expense	$2,760	$(48)	(1.7)%	$2,808
Percentage of revenue	0.7%			0.9%

The decrease in interest expense for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was immaterial.
Income tax expense
The following table presents our income tax expense for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Three Months Ended September 30, 2026	$	%	Three Months Ended September 30, 2025
Income tax expense	$7,807	$7,753	n/m	$54
Percentage of revenue	2.1%			0.0%
n/m - Not meaningful
For the three months ended September 30, 2026, we recorded income tax expense of $7.8 million resulting from our effective tax rate of 21.0%, driven primarily by the tax impacts of income not taxable to us associated with the non-controlling interests, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation. The increase in income tax expense for the three months ended September 30, 2026 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets in the prior-year period.

Operating results for the nine months ended September 30, 2026 and 2025
The following table sets forth our operating results in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026		2025
Revenue	$1,002,825	100.0%	$822,445	100.0%
Costs and operating expenses
Cost of revenue	855,624	85.3%	699,713	85.1%
Sales and marketing	15,734	1.6%	16,078	2.0%
Product development	17,709	1.8%	16,068	2.0%
General and administrative	42,588	4.2%	77,363	9.4%
Write-off of intangible assets	—	0.0%	13,416	1.6%
Total costs and operating expenses	931,655	92.9%	822,638	100.0%
Income (loss) from operations	71,170	7.1%	(193)	0.0%
Other (income), net	(49,611)	(4.9)%	(1,923)	(0.2)%
Interest expense	7,975	0.8%	8,633	1.0%
Total other (income) expense, net	(41,636)	(4.2)%	6,710	0.8%
Income (loss) before income taxes	112,806	11.2%	(6,903)	(0.8)%
Income tax expense	27,617	2.8%	321	0.0%
Net income (loss)	$85,189	8.5%	$(7,224)	(0.9)%
Net income (loss) attributable to non-controlling interests	8,530	0.9%	(1,441)	(0.2)%
Net income (loss) attributable to MediaAlpha, Inc.	$76,659	7.6%	$(5,783)	(0.7)%
Net income (loss) attributable to MediaAlpha, Inc. per share of Class A common stock
-Basic	$1.41		$(0.10)
-Diluted	$1.32		$(0.11)
Weighted average shares of Class A common stock outstanding
-Basic	54,216,410		56,134,035
-Diluted	62,540,630		67,420,272
Revenue
The following table presents our revenue, disaggregated by vertical, for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Property & Casualty insurance	$967,499	$229,254	31.1%	$738,245
Percentage of total revenue	96.5%			89.8%
Health insurance	16,823	(48,044)	(74.1)%	64,867
Percentage of total revenue	1.7%			7.9%
Life insurance	17,772	1,406	8.6%	16,366
Percentage of total revenue	1.7%			2.0%
Other	731	(2,236)	(75.4)%	2,967
Percentage of total revenue	0.1%			0.3%
Revenue	$1,002,825	180,380	21.9%	$822,445

The increase in P&C insurance revenue for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by an increase in customer acquisition spending by P&C insurance Demand Partners, including higher participation by a broader group of Demand Partners who increased marketing budgets significantly as competition for policy growth intensified. During the nine months ended September 30, 2026, three Demand Partners each represented more than 10% of revenue, compared with the nine months ended September 30, 2025, in which two Demand Partners each represented more than 10% of revenue.
The decrease in health insurance revenue for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by our actions to scale back the under-65 Health sub-vertical. Additionally, revenue from the Medicare sub-vertical declined due to industry-wide headwinds resulting from increases in the Medical Loss Ratios for carriers and changes to the enrollment programs, which drove lower demand from brokers, as well as to a higher mix of Private Marketplace transactions. Revenue from under-65 health declined from $48.6 million for nine months ended September 30, 2025 to $5.3 million for the nine months ended September 30, 2026.
The increase in life insurance revenue for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by an increased demand for Consumer Referrals from key advertisers during the three months ended September 30, 2026.
The decrease in other revenue for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by lower revenue from our travel vertical as we fully exited that vertical during the second quarter of 2025.
Cost of revenue
The following table presents our cost of revenue for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Cost of revenue	$855,624	$155,911	22.3%	$699,713
Percentage of revenue	85.3%			85.1%
The increase in cost of revenue for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by higher revenue share payments to suppliers due to the overall increase in revenue, offset in part by lower revenue share payments in under-65 health due to our scaling back of that vertical and higher take rates in our Open Marketplaces.
Sales and marketing
The following table presents our sales and marketing expenses for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Sales and marketing	$15,734	$(344)	(2.1)%	$16,078
Percentage of revenue	1.6%			2.0%
The decrease in sales and marketing expenses for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by a decrease in amortization expense of $0.8 million, offset in part by an increase in personnel-related costs of $0.6 million, due primarily to annual salary adjustments.

Product development
The following table presents our product development expenses for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Product development	$17,709	$1,641	10.2%	$16,068
Percentage of revenue	1.8%			2.0%
The increase in product development expenses for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by an increase in personnel-related costs of $1.4 million due to annual salary adjustments and higher headcount.
General and administrative
The following table presents our general and administrative expenses for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
General and administrative	$42,588	$(34,775)	(45.0)%	$77,363
Percentage of revenue	4.2%			9.4%
The decrease in general and administrative expenses for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by a $41.8 million decrease in legal costs, driven by charges of $38.0 million to the loss reserve and higher legal fees related to the FTC settlement during the nine months ended September 30, 2025, by reversal of a non-income tax related reserve of $1.5 million during the nine months ended September 30, 2026, offset in part by an increase in personnel-related costs of $3.3 million primarily due to severance costs of $0.9 million, annual salary adjustments and higher headcount, an increase in equity-based compensation expense of $1.5 million, and an increase in professional fees by $1.1 million related primarily to a one-time strategy and management consulting engagement.
Write-off of intangible assets
The following table presents our write-off of intangible assets for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Write-off of intangible assets	$—	$(13,416)	(100.0)%	$13,416
Percentage of revenue	0.0%			1.6%
During the nine months ended September 30, 2025, we wrote off $13.4 million of customer relationships and trademarks, trade names, and domain names acquired as part of the Customer Helper Team, LLC acquisition as we did not expect any future cash inflows from these assets.

Equity-based compensation
The following table presents our equity-based compensation expense that was included in costs and operating expenses for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Cost of revenue	$332	$(504)	(60.3)%	$836
Sales and marketing	3,746	(294)	(7.3)%	4,040
Product development	4,481	364	8.8%	4,117
General and administrative	15,295	1,490	10.8%	13,805
Total	$23,854	$1,056	4.6%	$22,798
The increase in equity-based compensation expense for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by higher expenses related to annual awards of RSUs granted to employees, offset in part by certain RSUs granted to employees being fully vested during or prior to the nine months ended September 30, 2026 and forfeitures due to personnel departures.
Amortization
The following table presents our amortization of intangible asset expense that was included in costs and operating expenses for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Sales and Marketing	$1,433	$(806)	(36.0)%	$2,239
General and administrative	—	(228)	(100.0)%	228
Total	$1,433	$(1,034)	(41.9)%	$2,467
The decrease in amortization expense for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by the write-off of intangible assets acquired as part of the Customer Helper Team, LLC acquisition recorded during the three months ended March 31, 2025.
Other (income), net
The following table presents our other (income), net for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Other (income), net	$(49,611)	$(47,688)	n/m	$(1,923)
Percentage of revenue	(4.9)%			(0.2)%
n/m - Not meaningful
The increase in other (income), net for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by gains of $37.7 million and $10.7 million on extinguishment of portions of our liability under the TRA, due to our repurchases of the TRA interests of of Insignia and PLX, respectively.
Interest expense
The following table presents our interest expense for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Interest expense	$7,975	$(658)	(7.6)%	$8,633
Percentage of revenue	0.8%			1.0%
The decrease in interest expense for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was driven primarily by the impact of lower interest rates, offset in part by higher outstanding debt balances during 2026.
Income tax expense
The following table presents our income tax expense for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Income tax expense	$27,617	$27,296	n/m	$321
Percentage of revenue	2.8%			0.0%
n/m - Not meaningful
For the nine months ended September 30, 2026, we recorded an income tax expense of $27.6 million resulting from our effective tax rate of 24.5%, which differed from the U.S. federal statutory rate of 21%, driven primarily by the tax impacts of income not taxable to us associated with the non-controlling interests, nondeductible officers' compensation, state taxes, and nondeductible equity-based compensation, which was higher than the income tax expense for the nine months ended September 30, 2025, primarily because we had recorded a valuation allowance against substantially all of our deferred tax assets in the prior-year period.
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
The following table reconciles Adjusted EBITDA with net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$29,360	$17,643	$85,189	$(7,224)
Equity-based compensation expense	8,123	7,662	23,854	22,798
Interest expense	2,760	2,808	7,975	8,633
Income tax expense	7,807	54	27,617	321
Depreciation expense on property and equipment	75	71	225	201
Amortization of intangible assets	478	511	1,433	2,467
Transaction expenses(1)	370	303	1,668	303
Personnel separation costs(2)	908	—	908	—
Write-off of intangible assets(3)	—	—	—	13,416
Gain on repurchase of interests in tax receivables agreement	(10,733)	—	(48,384)	—
Changes in TRA related liability(4)	(15)	(159)	(870)	(80)
Changes in Tax Indemnification Receivable	69	(5)	—	(211)
Legal expenses(5)	291	191	507	42,333
Adjusted EBITDA	$39,493	$29,079	$100,122	$82,957
(1)Transaction expenses for the three months ended September 30, 2026 consist of legal and accounting fees incurred by us in connection with registration statements. Transaction expenses for the nine months ended September 30, 2026 consist of legal and other fees of $1.1 million and a loss on extinguishment of debt of $0.2 million incurred by us in connection with the 2026 Credit Facilities and legal and accounting fees incurred by us in connection with registration statements. Transaction expenses for the three and nine months ended September 30, 2025 consist of legal and accounting fees incurred in connection with an amendment to the 2021 Credit Facilities.
(2)Personnel separation costs for the three and nine months ended September 30, 2026 consist of severance costs incurred as part of the transition of the Company's Chief Financial Officer, pursuant to his employment agreement.
(3)Write-off of intangible assets for the nine months ended September 30, 2025 consists of a charge related to the write-off of customer relationships and trademarks, trade names, and domain names intangible assets acquired as part of the acquisition of Customer Helper Team, LLC.
(4)Changes in TRA related liability consist of adjustments to the TRA liability to reflect probable future payments under the agreement.
(5)Legal expenses for the three and nine months ended September 30, 2026 were immaterial. Legal expenses for the three and nine months ended September 30, 2025, consist of increases of $0 and $38.0 million, respectively, to the loss reserve established in connection with the FTC Matter and legal fees and costs incurred in connection with such matter.

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
The following table reconciles Contribution with gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$375,946	$306,514	$1,002,825	$822,445
Less cost of revenue	(320,618)	(263,108)	(855,624)	(699,713)
Gross profit	$55,328	$43,406	$147,201	$122,732
Adjusted to exclude the following (as related to cost of revenue):
Equity-based compensation	83	265	332	836
Salaries, wages, and related	513	707	1,239	2,308
Internet and hosting	344	199	942	570
Other expenses	123	213	400	580
Depreciation	1	5	6	17
Other services	717	616	2,286	1,856
Merchant-related fees	295	204	820	534
Contribution	$57,404	$45,615	$153,226	$129,433
Gross margin	14.7%	14.2%	14.7%	14.9%
Contribution Margin	15.3%	14.9%	15.3%	15.7%
Liquidity and capital resources
Overview
Our principal sources of liquidity are our cash flows generated from operations and cash and funds available under the 2026 Revolving Credit Facility. Our principal uses of cash include funding of our operations, interest payments, share repurchases, and mandatory principal payments on our long-term debt. As of September 30, 2026 and December 31, 2025, our cash and cash equivalents totaled $18.7 million and $46.9 million, respectively. As of September 30, 2026, the aggregate principal amount outstanding under the 2026 Term Loan Facility was $146.3 million and our borrowing capacity available under the 2026 Revolving Credit Facility was $30.0 million. Subsequently, in October 2026, we drew an additional $10.0 million on the 2026 Revolving Credit Facility for general working capital purposes. On March 25, 2026, we entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) to the Credit Agreement dated as of September 23, 2020, as heretofore amended, as discussed in detail below.

Our business is seasonal and cyclical in nature and a downward trend in the business levels in our primary verticals, if continued for a long period of time, could impact our cash flows generated from operations, requiring us to draw on our available borrowing capacity under the 2026 Revolving Credit Facility or raise additional funds in the short term.
On October 28, 2025, our Board of Directors authorized a Share Repurchase Program to repurchase up to $50.0 million of shares of Class A common stock. Subsequently, on February 18, 2026, our Board of Directors authorized an increase in the Repurchase Program by $50.0 million, to a total of up to $100.0 million ("Repurchase Program"). During the three and nine months ended September 30, 2026, we repurchased and retired 818,710 and 5,074,932 shares of Class A common stock under the Repurchase Program for aggregate consideration of $9.2 million and $49.8 million, respectively. We may repurchase such shares through open market transactions, privately negotiated transactions, preset trading plans, block trades or any combination of such methods. The timing and amount of any share repurchases will be determined by us in our discretion based on the ongoing evaluation of market and economic conditions, the trading price and volume of our Class A common stock, our capital needs and investment opportunities, and other factors. We may suspend or discontinue the Repurchase Program at any time, and the Repurchase Program does not obligate us to acquire any amount of Class A common stock. Shares repurchased under the Repurchase Program are accounted for as of the trade date with a corresponding liability, and the shares repurchased are immediately retired and returned to the status of authorized but unissued shares of Class A common stock. The excess between the repurchase price and the par value of the shares of Class A common stock repurchased is recorded as an adjustment to additional-paid-in capital.
On June 25, 2026, we entered into an Assignment, Assumption and Termination Agreement with Insignia, pursuant to which we purchased Insignia's interest in the TRA for $31.0 million in cash ("Insignia TRA Settlement"). As of March 31, 2026, the estimated liability under the TRA was $123.4 million, of which $68.7 million related to Insignia. The Insignia TRA Settlement resulted in a gain of $37.7 million, which was recorded within other (income) expense, net in the consolidated statement of operations. The terms of the transaction were approved by our Board of Directors, a majority of which is composed of independent and disinterested directors who are independent of, and not affiliated with, the counterparties to the TRA or their respective affiliates. We funded the purchase price from cash on hand and borrowings of $15.0 million under the 2026 Revolving Credit Facility.
On September 9, 2026, we entered into an Assignment, Assumption and Termination Agreement with PLX, pursuant to which we purchased PLX's interest in the TRA for $12.0 million in cash ("PLX TRA Settlement"). As of June 30, 2026, the estimated liability under the TRA was $54.7 million, of which $22.7 million related to PLX. The PLX TRA Settlement resulted in a gain of $10.7 million, which was recorded within other (income) expense, net in the consolidated statement of operations. The terms of the transaction were approved by our Board of Directors, a majority of which is composed of independent and disinterested directors who are independent of, and not affiliated with, the counterparties to the TRA or their respective affiliates. We funded the purchase price from cash on hand.
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

Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the periods:

(dollars in thousands)	Nine Months Ended September 30, 2026	$	%	Nine Months Ended September 30, 2025
Net cash provided by operating activities	$62,635	$(10,411)	(14.3)%	$73,046
Net cash (used in) investing activities	$(944)	$(644)	214.7%	$(300)
Net cash (used in) financing activities	$(89,890)	$(46,219)	105.8%	$(43,671)
Operating activities
Cash flows provided by operating activities were $62.6 million for the nine months ended September 30, 2026, compared with $73.0 million for the nine months ended September 30, 2025. The decrease was due primarily to a decrease in net working capital, resulting from an increase in accounts receivable due to higher revenues and decrease in accrued expenses due to the payment of $11.5 million made in connection with the FTC Matter during the nine months ended September 30, 2026. .
Investing activities
Cash flows used in investing activities were $0.9 million for the nine months ended September 30, 2026, compared with $0.3 million for the nine months ended September 30, 2025. The increase was due primarily to payments made for certain leasehold improvements and other property and equipment purchases related to our new leases.
Financing activities
Cash flows used in financing activities were $89.9 million for the nine months ended September 30, 2026, compared with $43.7 million for the nine months ended September 30, 2025. The increase was due primarily to payments of $43.0 million to repurchase and terminate certain interests in the TRA, payments made for share repurchases of $50.1 million, compared with $32.9 million during the nine months ended September 30, 2025, higher payments for distributions to non-controlling interests, and payments made pursuant to the TRA of $7.0 million, offset in part by an additional drawdown on the 2026 Revolving Credit Facility and the net proceeds received from the 2026 Credit Facilities, after repayment of the 2021 Credit Facilities.
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

The obligations under the 2026 Credit Facilities are secured by substantially all of our assets and the Credit Agreement contains customary affirmative, negative and financial covenants and default provisions. The financial covenants include a minimum Fixed Charge Coverage Ratio and a maximum Total Net Leverage Ratio (in each case, as defined in the Credit Agreement). Non-financial covenants include restrictions on investments, dividends, asset sales, and the incurrence of additional debt and liens. As of September 30, 2026, we were in compliance with all such covenants.
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
In addition to the amount drawn at the time of entering into Amendment and Restatement Agreement, during the nine months ended September 30, 2026, we drew $15.0 million on the 2026 Revolving Credit Facility. Subsequently, in October 2026, we drew an additional $10.0 million on the 2026 Revolving Credit Facility. As of September 30, 2026, we had $144.9 million of outstanding borrowings, net of deferred debt issuance costs of $1.3 million, under the 2026 Term Loan Facility, and $30.0 million of borrowings outstanding under the 2026 Revolving Credit Facility.
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
In connection with the IPO, we entered into the TRA, as amended, with Insignia, the Senior Executives, and White Mountains related to the tax basis step-up of the assets of QLH and certain net operating losses of Intermediate Holdco. The agreement requires us to pay the Senior Executives or any assignees 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize) as a result of (i) any increases in tax basis of assets of QLH resulting from any Exchange, and (ii) certain other tax benefits related to making our payments under the TRA. The TRA also requires us to pay White Mountains 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize) as a result of the utilization of the net operating losses of Intermediate Holdco attributable to periods prior to the IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA. We amended the TRA on October 1, 2023 to, among other things, provide for use of a blended state tax rate and replace the LIBOR with the SOFR as the interest rate benchmark. On June 25, 2026, we entered into an Assignment, Assumption and Termination Agreement with Insignia, pursuant to which we purchased Insignia's interest in the TRA for $31.0 million in cash which resulted in a gain of $37.7 million. On September 9, 2026, we entered into an Assignment, Assumption and Termination

Agreement with PLX, pursuant to which we purchased PLX's interest in the TRA for $12.0 million in cash which resulted in a gain of $10.7 million.
In addition to tax expenses, we may also make payments under the TRA, which could be significant. We account for the income tax effects and corresponding TRA effects resulting from any Exchange by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the Exchange. We evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA are estimated at the time of any purchase or exchange as a reduction to stockholders’ equity, and subsequent changes to the measurement of liability due to the effects of changes in any of our estimates after this date are recognized within other expense, net in the consolidated statement of operations. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required to assess the future tax consequences of events that have been recognized in our consolidated financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in our assessment of probability of making payments under the TRA, changes in blended tax rates, changes in tax laws or interpretations thereof could materially impact our results. We believe we can generate sufficient future taxable income and determined that making payments under the TRA is probable under ASC 450 — Contingencies. As of September 30, 2026 and December 31, 2025, we recorded a liability of $31.9 million and $131.1 million, respectively, of which $2.3 million and $6.9 million, respectively, is considered current and recorded within accrued expenses, and the remaining amount is recorded within liabilities under tax receivables agreement, net of current portion, respectively, on the consolidated balance sheets.
Recent accounting pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
Our critical accounting policies and estimates are included in our 2025 Annual Report on Form 10-K and did not materially change during the nine months ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
The 2026 Credit Facilities bear interest at a variable rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our outstanding borrowings under the 2026 Credit Facilities. A hypothetical 1.0% increase or decrease in the interest rate associated with the 2021 Credit Facilities and 2026 Credit Facilities would have resulted in a $1.3 million impact on interest expense for the nine months ended September 30, 2026.
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

Customer and supplier concentrations consisted of the below:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$224	60%	2	$161	53%
Purchases	2	$90	28%	2	$79	30%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Revenue	3	$584	58%	2	$408	50%
Purchases	2	$238	28%	2	$178	26%

	As of September 30, 2026			As of December 31, 2025
	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total	Number of customers or suppliers exceeding 10%	Aggregate Value (in millions)	% of Total
Accounts receivable	4	$116	70%	3	$59	49%
Accounts payable	2	$29	24%	1	$25	27%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and our principal financial officer have concluded our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2026:

2026	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid per Share (or Unit)(3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31	10,603	$12.81	10,603	$45,050,754
August 1 through August 31	123,530	$13.17	—	$45,050,754
September 1 through September 30	808,107	$11.25	808,107	$35,975,501
Total	942,240	$11.52	818,710
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
(2)For August 2026, 123,530 shares of Class A Common Stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of the Company. The Company withheld these shares at their fair market values based upon the closing prices of its Class A Common Shares as reported by the NYSE on the day preceding the vesting dates.
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

On September 10, 2026, Steve Yi, our Chief Executive Officer, adopted a new Rule 10b5-1 trading plan. Mr. Yi’s trading plan provides for the sale of up to 1,000,000 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or May 28, 2027. The total shares that may be sold under the plan represent approximately 15% of the total shares (vested and unvested) owned by Mr. Yi and OBF Investments, LLC, which is owned by trusts for the benefit of Mr. Yi and members of his family, as of September 30, 2026.
On September 10, 2026, Eugene Nonko, our Chief Architect, adopted a new Rule 10b5-1 trading plan. Mr. Nonko’s trading plan provides for the sale of up to 1,272,204 shares of the Company’s Class A common stock, in amounts and at prices determined in accordance with formulas set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or May 28, 2027. The total shares that may be sold under the plan represent approximately 23% of the total shares (vested and unvested) owned by Mr. Nonko and his family investment entities as of September 30, 2026.
During the three months ended September 30, 2026, no other director or officer of the Company adopted/modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Employment Agreement dated as of September 2, 2026, by and among Tigran Sinanyan, QuoteLab LLC, and MediaAlpha, Inc.	8-K	001-39671	10.1	September 3, 2026
10.2+	Transition Agreement dated as of September 2, 2026, by and among Patrick Thompson, QuoteLab LLC, and MediaAlpha, Inc.	8-K	001-39671	10.2	September 3, 2026
10.3	Assignment, Assumption and Termination Agreement dated September 9, 2026 by and among the Company, Parallaxes Mars, LLC, Parallaxes Mars II, LLC, and Parallaxes Mars III, LLC.	8-K	001-39671	10.1	September 9, 2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded with the Inline XBRL document)

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

MEDIAALPHA, INC.

Date:	October 28, 2026	/s/ Tigran Sinanyan
Tigran Sinanyan
Chief Financial Officer & Treasurer